Form 10QSB
period 2007-12-31
HAGUE CORP.
filed 2008-02-12
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______ to_______

Commission file number: 333-146533

HAGUE CORP.

(Exact name of small business issuer as specified in its charter)

                                              Nevada                                                            20-8195578

                                       (State or other jurisdiction of                                                           (IRS Employer

                                                 incorporation)                                                                    Identification No.)

1864 Portage Avenue

Winnipeg, Manitoba, R3J 0H2

(Address of principal executive offices)

(204) 951-1544

(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of December 31, 2007 the issuer had 64,600,000 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]

Accelerated filer [   ]

Non-accelerated filer [ X ]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL

Our unaudited financial statements for the six months ended December 31, 2007 are included with this Form 10-QSB.  The unaudited financial statements for the six months ended December 31, 2007 include:

(a)

Balance Sheet as of December 31, 2007;

(b)

Statements of Operations – three and six months ended December 31, 2007 and Date of Inception through December 31, 2007;

(c)

Statements of Cash Flows –  six months ended December 31, 2007 and Date of Inception to December 31, 2007; and

(d)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended December 31, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2008.

HAGUE CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

HAGUE CORP.

(An Exploration Stage Company)

BALANCE SHEET

December 31, 2007

(Unaudited)

ASSETS
December 31,
2007

Current Assets
Cash	$ 2,367

Total Current Assets	2,367

TOTAL ASSETS	$ 2,367

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 1,000
Related party loan	17,200

TOTAL LIABILITIES	18,200

Stockholders’ deficit
Common stock, $0.001 par value
100,000,000 shares authorized
64,600,000 shares issued	64,600

Additional paid-in capital	(36,000)
Deficit accumulated during the exploration stage	(44,433)

TOTAL STOCKHOLDERS’ DEFICIT	(15,833)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 2,367

The accompanying notes are an integral part of these financial statements

HAGUE CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

Three and Six months ended December 31, 2007 and

Period from January 9, 2007 (Inception) through December 31, 2007

(Unaudited)

	Three months ended December 31, 2007	Six Months ended December 31, 2007	Inception through December 31, 2007

Costs and expenses:
Mineral Exploration	$ 750	$ 750	$ 4,250
General and Administrative	13,410	32,388	40,183

Net loss from operations	(14,160)	(33,138)	(44,433)

Net loss	$ (14,160)	$ (33,138)	$(44,433)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	64,600,000	64,600,000

The accompanying notes are an integral part of these financial statements

HAGUE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

Six months ended December 31, 2007 and

 Period from January 9, 2007 (Inception) through December 31, 2007

(Unaudited)

	Six months ended December 31, 2007	Inception through December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (33,138)	$ (44,433)
Adjustments to reconcile net loss to cash used in operating activities:
Net change in:
Accounts payable	-	1,000
TOTAL CASH FLOWS USED IN OPERATING ACTIVITIES	(33,138)	(43,433)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Common stock	-	28,600
Shareholder advances, net	13,100	17,200
TOTAL CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	13,100	45,800
NET INCREASE (DECREASE) IN CASH	(20,038)	2,367
Cash, beginning of period	22,405	-
Cash, end of period	$ 2,367	$ 2,367
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid on interest expenses	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

HAGUE CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2007

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

Note 2

Related Party Transactions

The Company was charged the following by a director of the Company:

	Six months ended December 31, 2007	Inception to December 31, 2007

Management fees	$ -	$ 10,620

The related party loan is due to a director of the Company for funds advanced.  The loan is unsecured, non-interest bearing and has no specific terms for repayment.

From January 9, 2007 (date of inception) through December 31, 2007, the Company issued 40,000,000 common shares for $4,000 to a director of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF HAGUE CORP. ("HAGUE", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2007.

History:

We are a copper and iron sulphide exploration company and were incorporated in the State of Nevada on January 9, 2007.  On April 17, 2007 we acquired the Get 1 – 4 mineral claims comprising 82.64 acres (approximately 33.44 hectares) in Esmeralda County, in the State of Nevada from James W. McLeod, an unrelated third party (the “Get Property”).  Effective July 15, 2007, we affected a 20:1 forward stock split of our issued and outstanding shares of common stock, which forward stock split has been retroactively reflected herein unless otherwise stated.

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

Employees

We do not have any employees other than Greg Chapman, our sole officer and Director.  We intend to retain the services of independent geologists, prospectors and consultants on a contract basis to conduct the exploration programs on our Get Property.

PLAN OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our Get Property, of which there can be no assurance.  Currently we do not have enough cash on hand to complete the first phase of our proposed exploration program (described below), nor do we have enough funds to carry out Phase 2 and Phase 3 of our proposed exploration program or any additional exploration work if the results of the proposed exploration program are successful at this time, but we plan to take steps to raise additional funds in the future through the sale of equity and/or debt, of which there can be no assurance.  We do not currently have sufficient cash on hand to carry on operations for the next twelve months.  We estimate that we will need approximately $75,000 of additional funds to conduct our currently planned exploration activities and continue our operations for the next twelve months.  Additionally, we will need to raise at least $10,000 in additional capital to conduct our Phase 1 exploration activities, which we can provide no assurances will be raised, on favorable terms, if at all. The following is a brief summary of our proposed exploration program:

1.

As recommended by our consulting geologist, we plan to implement a three phase exploration program on our Get Property at a total approximate cost of $60,000, as follows:

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

As of December 31, 2007 we had a cash balance of $2,367.  Currently we do not have enough cash on hand to complete Phase 1 of our proposed exploration program.  If we are able to raise sufficient capital to complete the first phase of our exploration program, and such phase is successful, we will likely still have to raise additional funds so that our next phases of exploration can commence.  We plan to take steps to raise additional funds in the future through the sale of equity and/or debt, of which there can be no assurance

During the next 12 months, we do not anticipate generating any revenue.  We anticipate that any additional funding will come from equity financing from the sale of our common stock, debt financing or the sale of part of our interest in our Get Property.  If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.  We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our third phase exploration program, on favourable terms, if at all.  In the absence of such financing, our business will fail.  We may consider entering into a joint venture partnership by partnering with a major resource company to provide the required funding to complete our continued exploration of our Get Property.  We have not undertaken any efforts to locate a joint venture partner.  If we enter into a joint venture arrangement, we will assign a percentage of our interest in our mineral claim to the joint venture partner.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future.  We base this expectation, in part, on the fact that very few mining claims in the exploration stage ultimately develop into producing, profitable mines.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include, but are not limited to:

—

our ability to raise additional funding;

—

the market price for gold;

—

the results of our proposed exploration programs on the mining claims; and

—

our ability to find joint venture partners for the development of our mining claim interests.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Three Phase Exploration Program Cost Review

A recommended three phase exploration program is proposed.  The costs described which include detailed prospecting, Mobile Metal Ion soil geochemistry, magnetometer and Vertical Loop electromagnetic surveys, and induced polarization and electromagnetic resistivity surveys make up the three phase program.  The following summarizes each phase of exploration:

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

Estimated Cost:

$ 15,000

Phase 3

Induced polarization and electromagnetic - resistivity surveys over grid controlled anomalous areas of interest outlined by the Phase 1 and 2 fieldwork.  Pending the successful completion of Phases 1 and 2, Phase 3 is anticipated to begin in May or June 2008, funding permitting, and is estimated to take approximately three weeks to complete.

Estimated Cost:

$ 35,000

Estimated Cost:

$ 60,000

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2007

For the six months ended December 31, 2007, we had total operating expenses of $33,138.  These expenses consisted of mineral exploration costs of $750 and general and administrative expenses of $32,388.  hese general and administrative expenses mainly consisted of legal, accounting and filing fees paid in connection with the preparation of and review of our Form SB-2 Registration Statement and the audit of the financials contained in such Form SB-2 Registration Statement.

We had a net loss of $33,138 for the six months ended December 31, 2007.  We currently anticipate having a net loss for each quarterly and annual period moving forward until and unless we are able to generate any revenues through the sale of minerals, of which there can be no assurance.

RESULTS OF OPERATIONS FOR THE PERIOD FROM JANUARY 9, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007

We did not generate any revenue for the six months ended December 31, 2007, nor for the period from inception, January 9, 2007 through December 31, 2007.

For the period from inception on January 9, 2007 to December 31, 2007, we incurred total expenses of $44,433.  These expenses included $4,250 in mineral property costs for the Get Property and $40,183 of general and administrative costs, which included $3,500 paid for the preparation of a report on our Get Property during the period ended June 30, 2007 and certain other one time costs associated with legal, accounting and filing fees paid in connection with the preparation of and review of our Form SB-2 Registration Statement and the audit of the financials contained in such Form SB-2 Registration Statement.

For the period from January 9, 2007 (inception) until December 31, 2007, we had a net loss of $44,433. We currently anticipate having a net loss for each quarterly and annual period moving forward until and unless we are able to generate any revenues through the sale of minerals, of which there can be no assurance.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007 we had cash of $2,367.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Get Property and our business will fail.

We had $18,200 of total liabilities as of December 31, 2007, consisting of $1,000 of accounts payable and accrued liabilities and $17,200 of related party loans, which amount is due to Mr. Chapman in connection with personal funds advanced to the Company.  The loan is unsecured, non-interest bearing and payable on demand.

We had a working capital deficiency of $15,833 and a deficit accumulated during the exploration stage of $44,433 as of December 31, 2007.

We had $33,138 of net cash flows used in operating activities for the six months ended December 31, 2007, which was entirely attributed to $33,138 of net loss.

We have no current commitment from our officer and director or any of our shareholders to supplement our operations or provide us with financing in the future. Greg Chapman, our Chief Executive Officer, has, however, verbally pledged to continue loaning us funds on an as needed basis to maintain our corporate filings and for general working capital.  Mr. Chapman’s pledge is not an assurance and is not binding on Mr. Chapman in any way.  As such, Mr. Chapman reserves the right to and may discontinue funding operations at any time, at which time we will need to raise additional capital, which capital may not be available on favorable terms, if at all.

If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations.  Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.  We do not currently have sufficient funds on had to carry on operations for the next twelve months.  We estimate that we will need approximately $75,000 of additional funds to complete our planned exploration activities and continue our operations for the next twelve months.  We will need to raise at least $10,000 to complete our Phase 1 exploration activities.

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

We do not have sufficient financing to complete any phases of our planned exploration program on our Get Property, and we will need approximately $60,000 in additional financing in order to complete phases one, two, and three of such exploration program (described above under “Plan of Operation”).  We plan to conduct our Phase 1 activities in February or March 2008, funding permitting, however, we do not currently have sufficient funding to begin and/or complete such exploration, and will need to raise at least $10,000 prior to us being able to begin such exploration phase.

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

—

competitors with greater financial, technical and other resources, in the search for and the acquisition of attractive mineral properties;

—

our ability to select and acquire suitable producing properties or prospects for mineral exploration;

—

the accuracy of our reserve estimates, if any, which may be affected by the following factors beyond our control:

—

declines in the market price of the various metals we could potentially mine;

—

increased production or capital costs;

—

reduction in the grade or tonnage of the deposit;

—

increase in the dilution of the ore;

—

reduced recovery rates;

—

risks and hazards associated with environmental hazards, political and country risks, civil unrest or terrorism, industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, explosive rock failures; and flooding and periodic interruptions due to inclement or hazardous weather conditions; or

—

our failure to maintain insurance on certain risks associated with any exploration activities we may undertake in the future.

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

We are currently in the exploration stage.  Before we can begin a development project, if ever, we must first determine whether it is economically feasible to do so.  This determination is based on estimates of several factors, including:

—

expected recovery rates of metals from the ore;

—

facility and equipment costs;

—

capital and operating costs of a development project;

—

future metals prices;

—

currency exchange and repatriation risks;

—

tax rates;

—

inflation rates;

—

political risks and regulatory climate in Canada; and

—

availability of credit.

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

We plan to work closely with our Professional Geoscientist, James M. McLeod, in connection with the planned exploration activities on our claims.  Mr. McLeod has been an officer, director and geologist for over twenty companies over the past few years, the majority of which have either not moved forward with exploration activities, changed their business focus and/or completely abandoned exploration activities altogether.  There is a risk that Mr. McLeod will advise us to cease our exploration activities and/or that we will not move forward with our exploration activities in the future.  In the event that we either do not move forward with our exploration activities, that we change our business focus in the future, and/or that we abandon our business activities, you could lose your entire investment in the Company.  We currently plan to continue with our exploration activities as set forth below, and have no current plans to discontinue or abandon our exploration activities at this time.

Our planned mineral exploration efforts are highly speculative.

Mineral exploration is highly speculative.  It involves many risks and is often non-productive.  Even if we believe we have found a valuable mineral deposit, it may be several years before production is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political, or other reasons.  Additionally, we may be required to make substantial capital expenditures and to construct mining and processing facilities.  As a result of these costs and uncertainties, we may be unable to start, or if started, to finish our exploration activities.

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

We have never earned any revenue and we have never been profitable. Prior to completing exploration on our Get Property, we may incur increased operating expenses without realizing any revenues from our claims, causing us to incur operating losses for the foreseeable future.  If our operating losses continue for a sustained period our business may fail.

Because of the speculative nature of mineral exploration, there is substantial risk that no commercially viable gold or silver deposits will be found and our business will fail.

Exploration for gold and silver is a speculative venture involving substantial risk.  We can provide investors with no assurance that our Get Property contains commercially viable gold or silver deposits.  The exploration program that we will conduct on our claims may not result in the discovery of commercially viable gold or silver deposits.  Problems such as unusual and unexpected rock formations and other conditions are involved in gold and silver exploration, which often result in unsuccessful exploration efforts.  In such a case, we may be unable to complete our business plan and any investment in us may become worthless.

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

Our President has no previous experience operating an exploration or a mining company (other than in connection with the operations of Osler) and because of this lack of experience he may make mistakes.  Our management lacks the technical training and experience with exploring for, starting, or operating a mine.  We rely on information provided by our geologist in our attempt to carry out exploration on our Get Property.  With no direct training or experience in these areas our management may not be fully aware of the many specific requirements related to working in this industry.  Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use.  Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our management's lack of experience in this industry.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)

EXHIBITS

Exhibit Number

Description

3.1 (1)

Articles of Incorporation filed January 9, 2007

3.2 (1)

Bylaws, effective January 10, 2007

10.1 (1)

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

HAGUE CORP.

DATED: February 5, 2008	By: /s/ Greg Chapman
Greg Chapman
Chief Executive Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Accounting Officer)