Form 10QSB/A
period 2007-12-31
HAGUE CORP.
filed 2008-02-13
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ] No [   ].

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]

Accelerated filer [   ]

Non-accelerated filer [ X ]

Explanatory Note:

The Form 10-QSB has been amended to reflect that the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.

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

The accompanying notes are an integral part of these financial statements

HAGUE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

Six months ended December 31, 2007 and

 Period from January 9, 2007 (Inception) through December 31, 2007

(Unaudited)

	Six months ended December 31,2007	Inception through December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (33,138)	$ (44,433)
Adjustments to reconcile net loss to cash used in operating activities:
Net change in:
Accounts payable	-	1,000
TOTAL CASH FLOWS USED IN OPERATING ACTIVITIES	(33,138)	(43,433)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Common stock	-	28,600
Shareholder advances, net	13,100	17,200
TOTAL CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	13,100	45,800
NET INCREASE (DECREASE) IN CASH	(20,038)	2,367
Cash, beginning of period	22,405	-
Cash, end of period	$ 2,367	$ 2,367
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid on interest expenses	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

HAGUE CORP.

DATED: February 13, 2008	By: /s/ Greg Chapman
Greg Chapman
Chief Executive Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Accounting Officer)