Form 10QSB
period 2008-03-31
HAGUE CORP.
filed 2008-04-29
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(204) 951-1544

(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of March 31, 2008 the issuer had 64,600,000 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

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

Large accelerated filer [   ]

Accelerated filer [   ]

Non-accelerated filer [ X ]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL

Our unaudited financial statements for the nine months ended March 31, 2008 are included with this Form 10-QSB.  The unaudited financial statements for the nine months ended March 31, 2008 include:

(a)

Balance Sheet as of March 31, 2008;

(b)

Statements of Operations – three and nine months ended March 31, 2008 and Date of Inception through March 31, 2008;

(c)

Statements of Cash Flows –  nine months ended March 31, 2008 and Date of Inception to March 31, 2008; and

(d)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2008.

HAGUE CORP.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

HAGUE CORP.

(An Exploration Stage Company)

BALANCE SHEET

March 31, 2008

(Unaudited)

ASSETS
March 31,
2008

Current assets
Cash	$ 1,030

Total current assets	1,030

TOTAL ASSETS	$ 1,030

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 1,000
Related party loan	27,100

TOTAL LIABILITIES	28,100

Stockholders’ deficit
Common stock, $0.001 par value
100,000,000 shares authorized
64,600,000 shares issued	64,600

Additional paid-in capital	(36,000)
Deficit accumulated during the exploration stage	(55,670)

TOTAL STOCKHOLDERS’ DEFICIT	(27,070)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 1,030

The accompanying notes are an integral part of these financial statements

HAGUE CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

Three and Nine months ended March 31, 2008 and

Period from January 9, 2007 (Inception) through March 31, 2007 and 2008

(Unaudited)

	Three Months	Inception	Nine Months	Inception
	ended	through	ended	through
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2008

Cost and expenses:
Mineral exploration	$ -	$ 3,500	$ 750	$ 4,250
General and administrative	11,237	-	43,624	51,420

Net loss from operations	(11,237)	(3,500)	(44,374)	(55,670)

Net loss	$ (11,237)	$ (3,500)	$ (44,374)	$ (55,670)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	64,600,000	-	64,600,000

The accompanying notes are an integral part of these financial statements

HAGUE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

Nine months ended March 31, 2008 and

Period from January 9, 2007 (Inception) through March 31, 2007 and 2008

(Unaudited)

	Nine Months	Inception	Inception
	ended	through	through
	March 31, 2008	March 31, 2007	March 31, 2008

Cash flows from operating activities

Net loss	$ (44,374)	$ (3,500)	$ (55,670)
Adjustment to reconcile net loss to cash used in operating activities:
Net change in:
Account payable	-	-	1,000

Total cash flows used in operating activities	(44,374)	(3,500)	(54,670)

Cash flows from financing activities

Proceeds from sale of common stock	-	-	28,600
Shareholder advances, net	23,000	3,500	27,100

Total cash flows provided by financing activities	23,000	3,500	55,700

Net increase (decrease) in cash	(21,374)	-	1,030

Cash, beginning of period	22,404	-	-

Cash, end of period	$ 1,030	$ -	$ 1,030

Supplemental cash flow information:

Cash paid on interest expense	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

HAGUE CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2008

(UNAUDITED)

Note 1

Basis of Presentation

The accompanying unaudited interim financial statements of Hague Incorporated ("Hague" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Registration Statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007, as reported in the Form SB-2, have been omitted.

Note 2

Related Party Transactions

The Company was charged the following by a director of the Company:

	Nine months ended March 31, 2008	Inception to March 31, 2008

Management fees	$ 4,400	$ 10,620

The related party loan is due to a director of the Company for funds advanced.  The loan is unsecured, non-interest bearing and has no specific terms for repayment.

From January 9, 2007 (date of inception) through March 31, 2008, the Company issued 40,000,000 common shares for $4,000 to a director of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF HAGUE CORP. ("HAGUE", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2008.

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

1.

As recommended by our consulting geologist, we plan to implement a three phase exploration program on our Get Property at a total approximate cost of $60,000, as follows:

(a)

In or around June 2008, funding permitting, we hope to carry out Phase 1 of the program which will consist of detailed prospecting, mapping and Mobile Metal Ion (“MMI”) soil geochemistry at a total cost of approximately $10,000, which funds we do not currently have.  This phase is expected to take 30 – 45 days to complete, which includes turn around time on the soil sample analyses;

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

As of March 31, 2008 we had a cash balance of $1,030.  Currently we do not have enough cash on hand to complete Phase 1 of our proposed exploration program.  If we are able to raise sufficient capital to complete the first phase of our exploration program, and such phase is successful, we will likely still have to raise additional funds so that our next phases of exploration can commence.  We plan to take steps to raise additional funds in the future through the sale of equity and/or debt, of which there can be no assurance

During the next 12 months, we do not anticipate generating any revenue.  We anticipate that any additional funding will come from equity financing from the sale of our common stock, debt financing or the sale of part of our interest in our Get Property.  If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.  We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our third phase exploration program, on favourable terms, if at all.  In the absence of such financing, our business will fail.  We may consider entering into a joint venture partnership by partnering with a major resource company to provide the required funding to complete our continued exploration of our Get Property.  We have not undertaken any efforts to locate a joint venture partner.  If we enter into a joint venture arrangement, we will assign a percentage of our interest in our mineral claim to the joint venture partner.

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

Estimated Cost:

$ 10,000

Phase 2

Magnetometer and VLF electromagnetic, grid controlled surveys over the areas of interest determined by the Phase 1 survey. This program is expected to begin in July or August 2008, funding permitting, and take two weeks to complete. Included in this estimated cost is transportation, accommodation, board, grid installation, maps and report.

Estimated Cost:

$ 15,000

Phase 3

Induced polarization and electromagnetic - resistivity surveys over grid controlled anomalous areas of interest outlined by the Phase 1 and 2 fieldwork.  Pending the successful completion of Phases 1 and 2, Phase 3 is anticipated to begin in September or October 2008, funding permitting, and is estimated to take approximately three weeks to complete.

Estimated Cost:

$ 35,000

Estimated Cost:

$ 60,000

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2008

For the nine months ended March 31, 2008, we had total operating expenses of $44,374.  These expenses consisted of mineral exploration costs of $750 and general and administrative expenses of $43,624.  These general and administrative expenses mainly consisted of legal, accounting and filing fees paid in connection with the preparation of and review of our Form SB-2 Registration Statement, the audit of the financials contained in such Form SB-2 Registration Statement and general and administrative costs in maintaining our company.

We had a net loss of $44,374 for the nine months ended March 31, 2008.  We currently anticipate having a net loss for each quarterly and annual period moving forward until and unless we are able to generate any revenues through the sale of minerals, of which there can be no assurance.

RESULTS OF OPERATIONS FOR THE PERIOD FROM JANUARY 9, 2007 (INCEPTION) THROUGH MARCH 31, 2008

We did not generate any revenue for the nine months ended March 31, 2008, nor for the period from inception, January 9, 2007 through March 31, 2008.

For the period from inception on January 9, 2007 to March 31, 2008, we incurred total expenses of $55,670.  These expenses included $4,250 in mineral property costs for the Get Property and $51,420 of general and administrative costs, which included $3,500 paid for the preparation of a report on our Get Property during the period ended June 30, 2007 and certain other one time costs associated with legal, accounting and filing fees paid in connection with the preparation of and review of our Form SB-2 Registration Statement and the audit of the financials contained in such Form SB-2 Registration Statement.

For the period from January 9, 2007 (inception) until March 31, 2008, we had a net loss of $55,670. We currently anticipate having a net loss for each quarterly and annual period moving forward until and unless we are able to generate any revenues through the sale of minerals, of which there can be no assurance.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008 we had cash of $1,030.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Get Property and our business will fail.

We had $28,100 of total liabilities as of March 31, 2008, consisting of $1,000 of accounts payable and accrued liabilities and $27,100 of related party loans, which amount is due to Mr. Chapman in connection with personal funds advanced to the Company.  The loan is unsecured, non-interest bearing and payable on demand.

We had a working capital deficiency of $27,070 and a deficit accumulated during the exploration stage of $55,670 as of March 31, 2008.

We had $44,374 of net cash flows used in operating activities for the nine months ended March 31, 2008, which was entirely attributed to $44,374 of net loss.

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

We do not have sufficient financing to complete any phases of our planned exploration program on our Get Property, and we will need approximately $60,000 in additional financing in order to complete phases one, two, and three of such exploration program (described above under “Plan of Operation”).  We plan to conduct our Phase 1 activities in June 2008, funding permitting; however, we do not currently have sufficient funding to begin and/or complete such exploration, and will need to raise at least $10,000 prior to us being able to begin such exploration phase.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2008.

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

HAGUE CORP.

DATED: April 21, 2008	By: /s/ Greg Chapman
Greg Chapman
Chief Executive Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Accounting Officer)