Form 10-K
period 2008-06-30
HAGUE CORP.
filed 2008-09-11
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

Commission File # 333-146533

HAGUE CORP.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

20-8195578

(IRS Employer Identification Number)

1864 Portage Avenue

Winnipeg, Manitoba  R3J 0H2

(Address of principal executive offices)

(204) 951-1544

(Issuer’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

None.

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes    [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [  ] Yes    [√] No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [√]  Yes    [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[√] Yes    [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter. $2,460,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 64,600,000 shares of common stock issued and outstanding as of September 2, 2008.

Documents incorporated by reference: None.

Table of Contents

Item

Page

Item 1.

Business

4

Item 1A.

Risk Factors

8

Item 1B.

Unresolved Staff Comments

8

Item 2.

Properties

9

Item 3.

Legal Proceedings

9

Item 4.

Submission of Matters to a Vote of Security Holders

9

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer

Purchases of Securities

9

Item 6.

Selected Financial Data

10

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

10

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

12

Item 8.

Financial Statements and Supplementary Data

12

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure

13

Item 9A.

Controls and Procedures

13

Item 9B.

Other Information

14

Item 10.

Directors, Executive Officers and Corporate Governance

14

Item 11.

Executive Compensation

16

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

17

Item 13.

Certain Relationships and Related Transactions and Director Independence

17

Item 14.

Principal Accountant Fees and Services

18

Item 15.

Exhibits, Financial Statements Schedules

18

SIGNATURES

20

PART I

Item 1.

Business

DESCRIPTION OF BUSINESS

Business Development

We are a copper and iron sulphide exploration company and were incorporated in the State of Nevada on January 9, 2007.  On April 17, 2007 we acquired the Get 1 – 4 mineral claims comprising 82.64 acre (approximately 33.44 hectares) in Esmeralda County, in the State of Nevada from James W. McLeod, an unrelated third party (the “Get” property). Effective July 15, 2007, we affected a 20:1 forward stock split of our issued and outstanding shares of common stock, which forward stock split has been retroactively reflected herein unless otherwise stated.

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

Description and Location of Property

The Get mineral claims consist of 4 located mineral claims in one contiguous, 2 x 2 group comprising a total of 82.64 acres (33.44 hectares) as follows:

Name	Area (acres)	Expiry Date

Get 1	20.66	September 1, 2009*
Get 2	20.66	September 1, 2009*
Get 3	20.66	September 1, 2009*
Get 4	20.66	September 1, 2009*

*The Get 1 - 4 mineral claims currently have an expiration date of September 1, 2009 and in order to maintain the claims in good standing it will be necessary for us to coordinate an agent to perform and record an Affidavit of Annual Assessment Work for the claims with a minimum expenditure of $100 per claim, or alternatively, to file an Affidavit and Notice of Intent to Hold Mining Claim and Site, together with an annual maintenance fee to the U.S. Bureau of Land Management in the sum of $125 per claim, and a county recorders fee of between $8.50 to $10.50 per claim.  Failure to perform and record valid exploration work or pay the equivalent maintenance fees on the anniversary dates will result in forfeiture of title to the claims.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Get property lies in the south-western part of the State of Nevada not far from California's north-eastern border.  The property is accessible from a dirt road off Highway 95 by traveling south of the town of Goldfield, Nevada.

The area receives approximately 4" - 8" of precipitation annually of which about 20% may occur as a snow equivalent.  This amount of precipitation suggests a climatic classification of arid to semi-arid.  The summers can experience hot weather, middle 60's to 70's Fahrenheit average with high temperatures of 100+ Fahrenheit, while the winters generally last from December through February.  Temperatures experienced during mid-winter average, for the month of January, from the high 20's to the low 40's Fahrenheit, with lows down to -20 Fahrenheit.

The Town of Goldfield, Nevada, offers some of the necessary amenities required to base and carry-out an exploration program (some accommodations, communications, limited equipment and supplies).  Larger or specialized equipment can be acquired in the city of Las Vegas lying 200 miles by paved road (Highway 95) traveling south of Goldfield, Nevada.

Infrastructure such as highways and secondary roads, communications, limited accommodations and some supplies that are essential to carrying-out an exploration program are at hand in the Goldfield area.

The property lies in moderately sloping terrain that occurs on the south-western flank of Montezuma Peak. Much of this area, with many broad open valleys and spiney mountain ridges, hosts sagebrush, cacti and other desert plants including Joshua trees on the low hill slopes.  Many intermittent, old south draining (dry) water courses traverse the area, but surface water is very scarce and potable surface water does not occur.  Drilling water would have to be trucked in from the town of Lida, Nevada.

The claim area ranges in elevation from 6,200 feet to 6,500 feet above mean sea level.  The physiographic setting of the property can be described as arid, gently sloping terrain.  The area has been surficially altered both by some fluvial and more wind erosion and the depositional (drift cover) effects of in-filling.  Thickness of drift cover on hill slopes is considered minimal.

History of the Get 1 - 4 Mineral Claim Area

The recorded mining history of the general area dates from the 1860's when prospectors passed through heading north and west.  The many significant lode gold, silver and other mineral product deposits developed in the area was that of the Goldfield Camp, 1905; Coaldale, coal field, 1913; Divide Silver Mining District, 1921 and the Candalaria silver-gold mine which operated as an underground lode gold deposit in 1922 and again in the 1990's as an open cut, cyanide heap leach operation.

The area in which the Get 1 - 4 mineral claims occur is the Railroad Springs District that is sometimes considered as a section of the larger Lida District.  The recorded mining history of the Railroad Springs District dates from before 1908 when shipments of mineralized material were made from several prospects.

Geological Setting

Regional Geology

The regional geology of Esmeralda County, Nevada is depicted as being underlain by all major types of rock units.  These appear to range from oldest to youngest in an east to west direction, respectively.  The oldest units are found to occur in the southeast corner of the State along the Colorado River.  The bedrock units exhibit a north-south fabric of alternating east-west ranges and valleys.  This feature suggests possible West to East compression that expresses itself through low angle thrust faulting and steep angled faults that at times brings the older rock units into contact with the younger units as a detached assemblage. Faulting plays a large part in many areas of Nevada and an even larger part in the emplacement of mineral occurrences and ore bodies.

The geology of Esmeralda County has been recognized to contain three age related assemblages; the older sedimentary and metamorphic units with a mid-aged sedimentary and igneous assemblage and the youngest volcanic-sedimentary assemblage these assemblages range in age from the Precambrian through the Tertiary.  These major divisions are divided by unconformities, i.e. periods of time that are not represented or as erosion windows in the geological record.

Local Geology

The local geology may be described from the oldest to the youngest age as being underlain by Cambrian limestone and calcareous shale that have been intruded by Cretaceous diorite units and capped by Tertiary rhyolite units.

Property Geology

The property geology appears to be underlain from oldest to youngest by Cambrian sedimentary units, Tertiary rhyolite units and Tertiary or younger basalt.

Exploration

Geophysics of the Get 1-4 Mineral Claims

The Get property is seen to lie between elliptical aeromagnetic highs that may represent intrusive stocks.  The subtle change in gradient of the aeromagnetic contours in the claim area suggests a position in an in-filled basin.  Ground geophysical surveys may add more detail to our understanding of the possible potential of the claim area.

Geochemistry of the Get 1-4 Mineral Claims

To the best knowledge of the author of the Report, the Get 1 - 4 property has not undergone any detailed ground exploration work including geochemistry which may have usefulness in this area.

Drilling

No drilling appears to have taken place on the area covered by the Get mineral claims.

Sample Method and Approach

Standard sampling methods are utilized; for example a rock sample would be acquired from the rock exposure with a hammer.  The sample will be roughly 2” x 2” x 2” of freshly broken material.  The sample grid location correlated with global positioning system (“GPS”) location will be marked in the logbook after a sample number has been assigned.  The sample number would be impressed on an aluminum tag and on a flagging that will be affixed at the sample site for future location.

Sample Preparation, Analyses and Security

Rock exposure samples would be taken with known grid relationships that have been tied-in with a hand held global positioning system (“GPS”).

The relatively new soil survey program and proprietary digestive method called mobile metal ions (“MMI”) may be very useful in our exploration.  The samples in the desert climates are taken consistently from between 8" and 10" in the overburden below the organic zone. The samples undergo selective digestion with subsequent analyses for the chosen metal package, but most likely the standard multi-element package with gold would be undertaken.  The cost of taking the MMI sample and the analyses are more expensive than the standard soil sampling method, but some studied results have been encouraging.  All analyses and assaying will be carried-out in a certified laboratory.

Conditions to Retain Title to the Get 1 – 4 Mineral Claims

The Get 1 - 4 mineral claims currently have an expiry date of September 1, 2008 and in order to maintain the claims in good standing it will be necessary for us to co-ordinate an agent to perform and record an Affidavit of Annual Assessment Work for the claims with a minimum expenditure of $100 per claim, or alternatively, to file an Affidavit and Notice of Intent to Hold Mining Claim and Site, together with an annual maintenance fee to the U.S. Bureau of Land Management in the sum of $125 per claim, and a county recorders fee of between $8.50 to $10.50 per claim.  Failure to perform and record valid exploration work or pay the equivalent maintenance fees on the anniversary dates will result in forfeiture of title to the claims, which could prevent us from carrying out our business plan.

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

Raw Materials

The raw materials needed for our exploration program will include items such as camp equipment, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available from a variety of suppliers in either the town of Goldfield or the City of Las Vegas in Nevada.

Dependence on Major Customers

We have no customers.

Intellectual Property and Agreements

We have no intellectual property such as patents or trademarks.  Additionally, we have no royalty agreements or labor contracts.

Government Approvals and Regulations

Exploration activities are subject to various national, state, foreign and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.  We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States.

The effect of these existing regulations on our business is that we are able to carry out our exploration program as we have described in this Prospectus.  However, it is possible that a future government could change the regulations that could limit our ability to explore our claim, but we believe this is highly unlikely.

Research and Development Expenditures

We have not incurred any research or development expenditures since our inception on January 9, 2007. Moving forward, we plan to undertake exploration activities on our Get 1-4 claims, as explained in greater detail herein.

Costs and Effects of Compliance with Environmental Laws

We currently have no costs to comply with environmental laws concerning our exploration program.

Employees

We do not have any employees other than Greg Chapman.  We intend to retain the services of independent geologists, prospectors and consultants on a contract basis to conduct the exploration programs on our Get 1 - 4 mineral claims.

Item 1A.

Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

Our executive offices are located at 1864 Portage Avenue, Suite 103, Winnipeg, Manitoba, R3J 0H2.  Our President currently provides this space, which encompasses approximately 350 square feet, free of charge. Mr. Chapman’s father owns the space provided.

We also have four mineral claims located in Esmeralda County, Nevada, as described in the section “Description of Business”.

Item 3.

Legal Proceedings

We are not presently a party to any litigation.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The principal United States market for our common equity is the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”), a quotation medium for subscribing members. Our common stock is quoted for trading on the OTC Bulletin Board under the symbol HGUE.

The table below sets out the range of high and low bid information for our common stock for each full quarterly period within the last fiscal year as regularly quoted in the automated quotation system of the OTC Bulletin Board.

Quarter Ended	High	Low
June 30, 2008	$1.50	$0.02
March 31, 2008	(1) $0.02	(1) $0.02
December 31, 2007	(1) N/A	(1) N/A
September 30, 2007	(1) N/A	(1) N/A
June 20, 2007	(1) N/A	(1) N/A

(1)

Commenced trading on the OTC BB on February 27, 2008

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of September 2, 2008, there were approximately 39 holders of our common stock.

Dividends

We have not paid dividends on our common stock, and do not anticipate paying dividends on our common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans

We have no compensation plans under which our equity securities are authorized for issuance.

Performance graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent sales of unregistered securities

None.

Issuer Repurchases of Equity Securities

None.

Item 6.

Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This report contains "forward-looking statements" relating to us which represent our current expectations or beliefs, including statements concerning our operations, performance, financial condition and growth.  For this purpose, any statement contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control.  Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the period ended June 30, 2008.

Plan of Operation

As at June 30, 2008, we had a cash balance of $863.  In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our common stock, additional shareholder loan commitments and/or the sale of part of our interest in our mineral claims.

If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan.  In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource sector.  Any business opportunity would require our management to perform diligence on possible acquisition of additional resource properties. Such due diligence would likely include purchase investigation costs, such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches and travel costs for site visits.  Our current cash on hand will not be sufficient to acquire any resource property and additional funds will be required to close any possible acquisition.  As a reporting company we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs.  If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business.  We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future.  We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include the following:

•

our ability to raise additional funding;

•

the market price for minerals that may be found on the Get 1 - 4 mineral claims;

•

the results of our proposed exploration programs on the mineral property; and

•

our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Results of Operations

We have had no operating revenues since our inception on January 9, 2007 through June 30, 2008, and have incurred operating expenses in the amount of $57,837 for the same period.  Our activities have been financed from the proceeds of share subscriptions and shareholder advances.

For the fiscal year ended June 30, 2008, general and administrative expenses were $45,791 and mineral exploration expenses were $750.  For the period from inception on January 9, 2007 through June 30, 2007, general and administrative expenses were $7,796 and mineral exploration expenses were $3,500.

We have received a going concern opinion from our auditors because we have not generated sufficient revenues since our inception to cover our expenses and are therefore sustaining losses. During our first full fiscal year ended June 30, 2008, we incurred a net loss of $46,541, which resulted in an accumulated deficit of $57,837.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

We had cash of $863 as of June 30, 2008, compared to a cash position of $22,404 at June 30, 2007.  Since inception through to and including June 30, 2008, we have raised $28,600 through private placements of our common shares and we have received shareholder advances of $29,100.

We expect to run at a loss for at least the next twelve months. We have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our plan of operations.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our mineral claims and our venture will fail.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 7A.

Quantative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.

Financial Statements and Supplementary Data.

HAGUE CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

June 30, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Hague Corp.

(An Exploration Stage Company)

Winnipeg, Manitoba, Canada

We have audited the accompanying balance sheets of Hague Corp. (the “Company”) as of June 30, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended June 30, 2008 and for the periods from January 9, 2007 (inception) through June 30, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hague Corp. as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the year ended June 30, 2008, and for the periods from January 9, 2007 (inception) through June 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas

August 26, 2008

HAGUE CORP.

(An Exploration Stage Company)

BALANCE SHEETS

June 30, 2008 and June 30, 2007

ASSETS
	June 30, 2008	June 30, 2007
Current assets:
Cash	$ 863	$ 22,404

Total current assets	863	22,404

Total Assets	$ 863	$ 22,404

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$ 1,000	$ 1,000
Notes payable - related party	29,100	4,100

Total current liabilities	30,100	5,100

Total liabilities	30,100	5,100

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.001 par value, 100,000,000
100,000,000 shares authorized
64,600,000 shares issued and outstanding	64,600	64,600

Additional paid-in capital	(36,000)	(36,000)
Deficit accumulated during the exploration stage	(57,837)	(11,296)

Total stockholders' equity (deficit)	(29,237)	17,304

Total liabilities and stockholder's equity (deficit)	$ 863	$ 22,404

(See accompanying notes to financial statements)

HAGUE CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the year ended June 30, 2008 and from the period

January 9, 2007 (inception) through June 30, 2007 and 2008

	Year ended	Inception through	Inception through
	June 30, 2008	June 30, 2007	June 30, 2008

Costs and expenses:

Mineral exploration	$ 750	$ 3,500	$ 4,250

General and administrative	45,791	7,796	53,587

Net loss from operations	(46,541)	(11,296)	(57,837)

Net loss	$ (46,541)	$ (11,296)	$ (57,837)

Net loss per share:

Basic and diluted	$ 0.00	$ 0.00

Weighted average shares
outstanding:

Basic and diluted	64,600,000	41,482,558

(See accompanying notes to financial statements)

HAGUE CORP.

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Period from January 9, 2007 (Inception) through June 30, 2007 and

Year ended June 30, 2008

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	exploration
	Shares	Amount	capital	stage	Total

Issuance of common
stock for cash	64,600,000	$ 64,600	$ (36,000)	$ -	$ 28,600

Net loss				(11,296)	(11,296)

Balance, June 30, 2007	64,600,000	64,600	(36,000)	(11,296)	17,304

Net loss				(46,541)	(46,541)

Balance, June 30, 2008	64,600,000	$ 64,600	$ (36,000)	$ (57,837)	$ (29,237)

(See accompanying notes to financial statements)

HAGUE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the year ended June 30, 2008 and period from

January 9, 2007 (Inception) through June 30, 2007 and 2008

	Year ended	Inception through	Inception through
	June 30, 2008	June 30, 2007	June 30, 2008

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$ (46,541)	$ (11,296)	$ (57,837)

Net change in:
Accounts payable	-	1,000	1,000

CASH FLOWS USED IN OPERATING	(46,541)	(10,296)	(56,837)
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES:
Cash received from the sale of	-	28,600	28,600
common stock
Shareholder advances	25,000	4,100	29,100

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES	25,000	32,700	57,700

NET INCREASE (DECREASE) IN CASH	(21,541)	22,404	863

Cash, beginning of period	22,404	-	-

Cash, end of period	$ 863	$ 22,404	$ 863

SUPPLEMENTAL CASH FLOW
INFORMATION

Cash paid on interest expenses	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

(See accompanying notes to financial statements)

HAGUE CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2008

Note 1.

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on January 9, 2007.  The Company is in the exploration stage and has staked a mineral property located in Nevada and has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of amounts from the property will be dependent upon the discover of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain the necessary financing to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $57,837 since its inception, has negative working capital of $29,237, which may not be sufficient to sustain operations over the next twelve months, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Note 2.

Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principals in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.  Actual results may vary from these estimates.

Note 2.

Summary of Significant Accounting Policies (continued)

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Exploration Stage Company

The Company complies with Financial Accounting Standards Board Statement No. 7 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as exploration stage.

Mineral Property

Costs of lease, acquisition, exploration, carrying and retaining unproven mineral properties are expensed as incurred.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the time of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then know facts.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”.  Under the assets and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Note 2.

Summary of Significant Accounting Policies (continued)

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the SFAS No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided as it would anti-dilutive.

Foreign Currency Translation

The Company’s functional currency is United States (“U.S.”) dollars as substantially all of the Company’s operations use this denomination.  The Company uses the U.S. dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with SFAS No. 52.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses would be included in other income (expenses) on the Statement of Operations.

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and related party loan approximate their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material affect on the accompanying financial statements.

Note 3.

Related Party Transaction

The Company was charged the following by a director of the Company:

Note 3.

Related Party Transaction (continued)

Inception to June 30, 2008
Management fees	$ 6,620

The related party loan of $29,100 is due to a director of the Company for funds advanced.  The loan is unsecured, non-interest bearing and has no specific terms for repayment.

Note 4.

Income Taxes

The Company’s effective tax rate is reconciled to the statutory rate as follows:

	June 30, 2008	June 30, 2007
Deferred tax asset attributable to:
Provision (benefit) at 34%	$ 15,800	$ 3,900
Change in valuation allowances	(15,800)	(3,900)
Net refundable amount	$ -	$ -
The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:
	June 30, 2008	June 30, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$ 19,700	$ 3,900
Valuation allowance	(19,700)	(3,900)
Net deferred tax asset	$ -	$ -

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report.

Item 9A.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Chief Executive Officer, Chief Operating Officer, and our Chief Accounting Officer as of the end of the period covered by this report, our Chief Executive Officer, Chief Operating Officer, and our Chief Accounting Officer concluded that our disclosure controls and procedures have been effective in ensuring that material information relating to us, is made known to the certifying officers by others within our company during the period covered by this report.

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer, our Chief Operating Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Our sole executive officer and director and his age and titles as of the date of this report are as follows:

Name	Age	Position
Greg Chapman	45	President, Chief Executive Officer, Chief Financial Officer, Director and Secretary

Mr. Chapman will serve until the next annual meeting of the stockholders or until his successor is elected and qualified.  Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

Biographical information

Greg Chapman has served as our President, Chief Executive Officer, Chief Financial Officer and Director since shortly after our inception on January 9, 2007.  Since July 2004, he has served as the sole officer and director of Osler Incorporated, which company is involved in the exploration of copper and iron sulphide exploration in Nevada.  Since August 2004, he has served as the owner, manager and operator of CFM Accounting in Vancouver, British Columbia (from August 2004 to August 2006) and in Winnipeg, Manitoba (since September 2006).  From September 2000 to July 2004, Mr. Chapman owned and operated Northern Cactus Accounting in Vancouver, British Columbia.

Mr. Chapman received a Bachelors degree in Economics from the University of Manitoba in 1985, and his BSc in Accountancy from California State University in Sacramento in 1994.

Mr. Chapman commits approximately 8 hours per week of his time to our business.  Mr. Chapman is responsible for the overall direction of our company.

He will rely on the information forwarded to him by the geologist we pay to complete the studies regarding our mineral property.  It is important to note, as described above, that since July 2004, Mr. Chapman has served as sole officer and director of Osler Incorporated a similar company to our company, which is involved in the exploration of copper and iron sulphide exploration in Nevada, and as such, the time he is able to spend on our matters may be limited and/or he may face conflicts of interest between Osler Incorporated and our company.

Significant Employees and Consultants

We have no employees other than Greg Chapman, who is our sole director and officer.  For our accounting requirements we utilize the consulting services of an independent bookkeeper to assist in the preparation of our interim financial statements in accordance with accounting principles generally accepted in the United States.

Mr. Chapman is serving as our principal accounting officer. Mr. Chapman has considerable practical working experience with the production and analysis of financial statements as a result of his past and current business activities.

Conflicts of Interest

We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Mr. Chapman.

Audit Committee Financial Expert

We do not have a financial expert serving on an audit committee as we do not have an audit committee because our board of directors has determined that as a start-up exploration company with no revenues it would be too expensive to have one.

Role and Responsibilities of the Board

The Board of Directors oversees the conduct and supervises the management of our business and affairs pursuant to the powers vested in it by and in accordance with the requirements of the Revised Statutes of Nevada. The Board of Directors holds regular meetings to consider particular issues or conduct specific reviews whenever deemed appropriate.

Our Board of Directors considers good corporate governance to be important to our effective operations. Our directors are elected at the annual meeting of the stockholders and serve until their successors are elected or appointed.  Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

As we have only one director and executive officer, there are no arrangements or understandings pursuant to which a director or executive officer was selected to be a director or executive officer.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Code of Ethics is attached to this report as an exhibit.

Item 11.

Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ended June 30, 2007 and for the fiscal year ended June 30, 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Greg Chapman, President & Director	2007 2008	$1,820 $4,400	0 0	0 0	0 0	0 0	0 0	0 0	$1,820 $4,400

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Greg Chapman during the period from our inception on January 9, 2007 through the fiscal period ending June 30, 2008.

Compensation of Directors

Our directors do not receive salaries for serving as directors.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between our company and Greg Chapman.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of the date of this registration statement, by (i) each person (including any group) who is known by us to beneficially own more than 5% of any class of the voting securities of our company; (ii) each of our directors, and (iii) officers and directors as a group.

Each common share entitles the holder thereof to one vote in respect of any matters that may properly come before our stockholders. To the best of our knowledge, there exist no arrangements that could cause a change in voting control of our company. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

Title of Class	Name and Address Of Owner	Relationship to Company	Number of Shares	Percent Owned (1)
Common Stock	Greg Chapman 1864 Portage Avenue Winnipeg, Manitoba R3J 0H2	Director, 5% Shareholder, President, Secretary and Treasurer	40,000,000	61.9%
Common Stock	All directors and executive officers as a group (one individual)		40,000,000	61.9%

(1)

The percent ownership of class is based on 64,600,000 shares of common stock issued and outstanding as of the date of this report.

Under the rules of the Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

Except as disclosed below, none of the following parties has, since our inception, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

any of our directors or executive officers;

•

any person proposed as a nominee for election as a director;

•

any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•

any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of any of the foregoing persons; or

•

any person sharing the household of any director, executive officer, nominee for director or 5% shareholder of our company.

Promoters and control persons

The promoter of our company is Greg Chapman.

There is nothing of value to be received by the promoter, either directly or indirectly, from us. Additionally, there have been no assets acquired or are any assets to be acquired from the promoter, either directly or indirectly, from us.

Item 14.

Principal Accountant Fees and Services.

The following table shows the fees billed by LBB & Associates, Ltd. LLP, our current auditors, for the fiscal year ended June 30, 2008 and the period from inception to June 30, 2007:

	Fiscal year ended June 30, 2008	Period from inception to June 30, 2007
Audit Fees	$10,800	$5,800
Audit Related Fees	$ -	$ -
Tax Fees	$ -	$ -
All Other Fees	$ -	$ -

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-10, and are included as part of this report:

Financial Statements for the fiscal year ended June 30, 2008:

Reports of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Income

Statement of Stockholders’ Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

(b)

Exhibits

The exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 19 of this report, and are incorporated herein by this reference.

(c)

Financial Statement Schedules

We are not filing any financial statement schedules as part of this report as such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO EXHIBITS

Number

Exhibit Description

3.1

Articles of Incorporation filed January 9, 2007 (1)

3.2

Bylaws, effective January 10, 2007 (1)

10.1

Mineral Property Acquisition Agreement (1)

14.1

Code of Ethics

31.1

Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as an exhibit to our registration statement on Form SB-2 filed October 5, 2007 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAGUE CORP.

/s/ Greg Chapman

Greg Chapman

Chief Executive Officer (Principal Executive Officer

and Chief Financial Officer (Principal Accounting Officer)

September 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Greg Chapman

Greg Chapman

Chief Executive Officer (Principal Executive Officer

and Chief Financial Officer (Principal Accounting Officer)

September 10, 2008