Form 10-Q
period 2008-09-30
HAGUE CORP.
filed 2008-11-14
CIK 1403570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number: 333-146533

HAGUE CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8195578
(State or other jurisdiction of	(IRS Employer
incorporation)	Identification No.)

14220 E Cavedale RD
Scottsdale AZ  85263
(Address of principal executive offices)

           214-701-8779
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
Accelerated Filer       [ ]                    Smaller Reporting Company [X]

As of November 14, 2008, the issuer had 69,375,000 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

 INDEX

HAGUE CORP.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS

	September 30, 2008	June 30, 2008
	(unaudited)
Current assets:

Cash	$248	$863

Total current assets	248	863

Total Assets	$248	$863

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts Payable and Accrued Liabilities	$2,450	$1,000
Notes payable - Related party	34,000	29,100

Total current liabilities	36,450	30,100

Total liabilities	36,450	30,100

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.001 par value, 100,000,000	64,600	64,600
shares authorized, 64,600,000 shares
issued and outstanding as of September 30, 2008
and June 30, 2008, respectively

Additional paid-in capital	(36,000)	(36,000)

Deficit accumulated during the exploration stage	(64,802)	(57,837)

Total stockholders' equity (deficit)	(36,202)	(29,237)

Total liabilities and stockholder's equity (deficit)	$248	$863

The accompanying notes are an integral part of these financial statements

HAGUE CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the three months ending September 30, 2008, and  2007 and from the period
January 9, 2007 (inception) through September 30, 2008
(Unaudited)

	Three months ended	Three months ended	Inception through
	September 30, 2008	September 30, 2007	September 30, 2008

Costs and expenses:

Mineral exploration	$-	$-	$4,250

General and administrative	6,965	18,977	60,552

Net loss from operations	(6,965)	(18,977)	(64,802)

Net loss	$(6,965.00)	$(18,977.00)	$(64,802)

Net Loss Per share: Basic and diluted	$(0.00)	$(0.00)

Weighted average shares
outstanding:

Basic and diluted	64,600,000	64,600,000

The accompanying notes are an integral part of these financial statements

HAGUE CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the three months ending September 30, 2008, and 2007 and from the period
January 9, 2007 (inception) through September 30, 2008
(Unaudited)

	Three months ended	Three months ended	Inception through
	September 30, 2008	September 30, 2007	September 30, 2008

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss	$(6,965)	$(18,977)	$(64,802)

Adjustment to reconcile net loss to
cash used in operating activities:

Net change in:

Accounts payable	1,450	-	2,450

CASH FLOWS USED IN OPERATING	(5,515)	(18,977)	(62,352)
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES:

Cash received from the sale of	-	-	28,600
common stock

Shareholder advances	4,900	-	34,000

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES	4,900	-	62,600

NET INCREASE (DECREASE) IN CASH	(615)	(18,977)	248

Cash, beginning of period	863	22,404	-

Cash, end of period	$248	$3,427	$248

SUPPLEMENTAL CASH FLOW
INFORMATION

Cash paid on interest expenses	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Note 1.
Basis of Presentation

The Balance Sheet as of September 30, 2008 and the Statements of Operations for the three months ended September 30, 2008 and 2007, and cash flows for the three months ended September 30, 2008 and 2007 have been prepared by us without an audit.  In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of September 30, 2008 and results of operations and cash flows for the three months ended September 30, 2008 and 2007 and for the period from inception (January 9, 2007) through September 30, 2008.  The results of operations and cash flows for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-KSB for our fiscal year ended June 30, 2008 and our Form 8-K filed November 10, 2008 – date of earliest event November 4, 2008.

Since November 4, 2008, the Company has changed its business plans and is no longer intending to pursue the mining of mineral rights located in Nevada. The Company intends to pursue the business plans of its subsidiary, Solterra. The following is a brief business overview of Solterra.

Solterra is a start-up solar technology and quantum dot manufacturing firm which was founded by Stephen Squires. Mr. Squires and our other officers and directors bring to us a large degree of experience in developing innovative technology, and commercializing high technology products.  We perceive an opportunity to acquire a significant amount of both quantum dot and solar photovoltaic market share by commercializing a low cost quantum dot processing technology and a low cost quantum dot based third generation photovoltaic technology/solar cell, pursuant to an exclusive license agreement with William Marsh Rice University (“Rice University” or “Rice”).  Our objective is to become the first bulk manufacture of high quality tetrapod quantum dots and the first solar cell manufacturer to be able to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, Europe, the Middle East and Asia.

Competitors are pursuing different nanotechnological approaches to developing solar cells, but the general idea is the same for all. When light hits an atom in a semiconductor, those photons of light with lots of energy can push an electron out of its nice stable orbital around the atom. The electron is then free to move from atom to atom, like the electrons in a piece of metal when it conducts electricity. Using nano-size bits of semiconductor embedded in a conductive plastic maximizes the chance that an electron can escape the nanoparticle and reach the conductive plastic before it is "trapped" by another atom that has also been stripped of an electron. Once in the plastic, the electron can travel through wires connecting the solar cell to an electronic device. It can then wander back to the nanocrystal to join an atom that has a positive charge, which scientifically is called electron hole recombination.

A quantum dot solar cell typically uses a thin layer of quantum dot semiconductor material, rather than silicon chips, to convert sunlight into electricity. Quantum Dots, also known as nanocrystals, measure near one billionth of an inch and are a non-traditional type of semiconductor. Management believes that they can be used as an enabling material across many industries and that quantum dots are unparalleled in versatility and flexible in form.

Solterra intends to design and manufacture solar cells using a proprietary thin film semiconductor technology that we believe will allow us to reduce our average solar cell manufacturing costs and be extremely competitive in this market. Solterra will be one of the first companies to integrate non-silicon quantum dot thin film technology into high volume low cost production using proprietary technologies. Our objective is to become one of the first solar module manufacturer to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, Europe and Asia. Management believes that the manufacture of our thin film quantum dot solar cells can introduce a cost effective disruptive technology that can help accelerate the conversion from a fossil fuel dependent energy infrastructure to one based on renewable, carbon-neutral energy sources. We believe that our proposed products also can be a part of the solution to greenhouse gases and global warming.

Note 2.
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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $64,802 since its inception, has negative working capital of $36,202, which may not be sufficient to sustain operations over the next twelve months, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

The related party loan of $34,000 is due to a director of the Company for funds advanced.  The loan is unsecured, non-interest bearing and has no specific terms for repayment.

Note 3.
Subsequent Events

On November 4, 2008, the Company closed on an Agreement and Plan of Merger and Reorganization by and among Hague Corp. (the “Company”), Solterra Renewable Technologies, Inc. (“Solterra”), the shareholders of Solterra and Gregory Chapman as “Indemnitor” (the “Agreement”), which resulted in Solterra becoming a wholly-owned subsidiary of the Company. Pursuant to the Agreement, Mr. Chapman cancelled 40,000,000 shares of Common Stock of the Company owned by him and issued a general release in favor of the Company terminating its obligations to repay Mr. Chapman approximately $34,000 in principal owed to him.

In accordance with the Agreement, the Company issued 41,250,000 shares of its Common Stock to the former stockholders of Solterra. Certain existing stockholders of the Company, in consideration of Solterra and its shareholders completing the transaction, issued to the Company a Promissory Note in the amount of $3,500,000 due and payable on or before January 15, 2009, through the payment of cash or, with the consent of the Company, the cancellation of up to 12,000,000 issued and outstanding shares of the Company owned by them.

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of the Company (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture has a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is prepayable by the Company at anytime without penalty, subject to the Debenture holders’ conversion rights. Each Debenture is convertible at the option of each Lender into the Company’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”) at a conversion price of $.2667 per share (the “Conversion Price”). The Registration Rights Agreement requires the Company to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event the Company fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale. The Debentures are secured by the assets of the Company and are guaranteed by Solterra as the Company’s subsidiary. In the event the Debentures are converted in their entirety, the Company would be required to issue and aggregate of 5,624,297 shares of the Company’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company’s Common Stock at a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction Documents.

The foregoing descriptions of the Agreement and Transaction Documents are subject to more detailed provisions set forth in the Exhibits to the Form 8-K filed November 10, 2008, which are incorporated herein by reference.

As a result of the transactions described in the two preceding paragraphs, there are currently 69,375,000 shares of the Company’s Common Stock issued and outstanding without giving effect to the possible conversion of the Debentures.  Stephen Squires, the new President, Chief Executive Officer and a newly appointed director of the Company is the new controlling stockholder as he owns 51.2% of the issued and outstanding shares of the Company’s Common Stock.

The Transaction Documents include a Stock Pledge Agreement pursuant to which Stephen Squires has pledged 20,000,000 shares of our Common Stock to the Debenture holders (the “Holders”) until such time as the Debentures are paid in their entirety. Also, the Securities Purchase Agreement provides until such time as the Holders no longer hold any Debentures, we shall appoint two (2) members to our Board of Directors, with such board members to be appointed by MKM Opportunity Master Fund, Ltd. (“MKM”).  Each member appointed by MKM will be independent of, and not affiliated with, MKM. In addition, so long as MKM has the right to appoint two board members under this Agreement, we shall not expand the size of our Board of Directors to more than seven (7) board members.  Notwithstanding the foregoing, in the event of a default under the Transaction Documents, MKM and Steven Posner Irrevocable Trust u/t/a Dated 06/17/65 (“Posner”) shall have the right to appoint three (3) and two (2) members, respectively, to our Board of Directors, which directors need not be independent of, and may be affiliated with, MKM or Posner.  In the event that MKM or Posner exercises their right to appoint members of our Board of Directors in the event of a default, the Board of Directors shall set the size of the Board to no more than nine (9) members.

On November 4, 2008, in connection with the Agreement and change in control, Stephen Squires was appointed President and Chief Executive Officer of the Company, Brian Lukian was appointed Chief Financial Officer, Treasurer and Secretary of the Company, Dr. Ghassan E. Jabbour as Chief Science Officer of the Company, and David Doderer as Vice President – Research and Development. On that same date, Greg Chapman resigned as an executive of the Company. On November 4, 2008, Mr. Chapman, the sole director of the Company, resigned as a director of the Company effective 10 days following the filing with the Securities and Exchange Commission (“SEC”) and mailing to stockholders of an Information Statement on Schedule 14F-1, which Schedule 14F-1 sets forth certain information regarding the expansion of the Board of Directors to six persons effective upon the resignation of Mr. Chapman. Such six directors include Stephen Squires, Dr. Ghassan E. Jabbour, Dr. Michael S. Wong, Kim Pichanick, Dr. Isaac B. Horton III and Richard Patton.  Dr. Horton and Mr. Patton have been appointed to the Board as appointees of MKM Opportunity Master Fund Ltd. pursuant to the Transaction Documents.

Item 2.  Management’s Plan of Operation

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and those actual results may differ materially from those in the forward-looking statements.  Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q and our Form 8-K filed November 10, 2008 – date of earliest event November 4, 2008.  Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein.  The Company's actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2008 have been included.

Forward Looking Statements

This Form 10-Q contains "forward-looking statements" relating to us which represent our current expectations or beliefs, including statements concerning our operations, performance, financial condition and growth.  For this purpose, any statement contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control.  Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the period ended June 30, 2008 filed on Form 10-KSB and our recently filed Form 8-K – date of earliest event November 4, 2008.

Plan of Reorganization, Recent Financing and Change in Control

On November 4, 2008, the Company closed on an Agreement and Plan of Merger and Reorganization by and among Hague Corp. (the “Company”), Solterra Renewable Technologies, Inc. (“Solterra”), the shareholders of Solterra and Gregory Chapman as “Indemnitor” (the “Agreement”), which resulted in Solterra becoming a wholly-owned subsidiary of the Company. Pursuant to the Agreement, Mr. Chapman cancelled 40,000,000 shares of Common Stock of the Company owned by him and issued a general release in favor of the Company terminating its obligations to repay Mr. Chapman approximately $34,000 in principal owed to him.

In accordance with the Agreement, the Company issued 41,250,000 shares of its Common Stock to the former stockholders of Solterra. Certain existing stockholders of the Company in consideration of Solterra and its shareholders completing the transaction, issued to the Company a Promissory Note in the amount of $3,500,000 due and payable on or before January 15, 2009, through the payment of cash or, with the consent of the Company, the cancellation of up to 12,000,000 issued and outstanding shares of the Company owned by them.

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of the Company (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture has a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is prepayable by the Company at anytime without penalty, subject to the Debenture holders’ conversion rights. Each Debenture is convertible at the option of each Lender into the Company’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”) at a conversion price of $.2667 per share (the “Conversion Price”). The Registration Rights Agreement requires the Company to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event the Company fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale. The Debentures are secured by the assets of the Company and are guaranteed by Solterra as the Company’s subsidiary. In the event the Debentures are converted in their entirety, the Company would be required to issue and aggregate of 5,624,297 shares of the Company’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company’s Common Stock a a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction Documents.  As a result of the transactions described in the two preceding paragraphs, there are currently 69,375,000 shares of the Company’s Common Stock issued and outstanding without giving effect to the possible conversion of the Debentures. The foregoing descriptions of the Agreement and Transaction Documents are subject to more detailed provisions set forth in the Exhibits to this Form 8-K, which are incorporated herein by reference.

Plan of Operation

The Company will execute its business plan as follows.  In the plan of operation the Company will refine the process to optimize the printing of solar cells using the quantum dots to be manufactured by the Company.  The Company has signed a service agreement with a major university to accomplish this task.  The agreement is a fixed price agreement for $835,000.  The refinement of this printing process will be accomplished by September 30, 2009.  The Company will also spend $160,000 in capital equipment to commence manufacturing their proprietary quantum dots.  The Company expects to commence sales of its manufactured quantum dots by the summer of 2009.  The first sales of quantum dots are expected to be for use in the medical industry and will be on a limited basis.

During this development period, the Company will be incurring an estimated $95,000 of monthly overhead expense including public company requirements and convertible debenture interest.

By September of 2009 the refinement of the printing process using quantum dots for the manufacture of solar cells is expected to have been completed.  The Company will spend an approximately $1,700,000 on capital equipment for this manufacturing process.   The Company is expecting to commence sales of solar cells in October 2009.

Based on the Company being in development stage, the Company is expecting to continue having losses until December of 2009.  This date could move forward depending on the success of the sale of Quantum dots to the medical industry.

Form 8-K

On November 10, 2008, the Company filed a Form 8-K – date of earliest event November 4, 2008. This Form 8-K sets forth audited financial statements from inception through June 30, 2008 and unaudited financial information for the quarter ended September 30, 2008 for Solterra Renewable Technologies, Inc., our wholly-owned subsidiary.  The information contained therein with respect to Solterra’s financial statements, financial information, results of operations and liquidity and capital resources are incorporated herein by reference as if set forth herein in its entirety. The following results of operations and liquidity and capital resources describe Hague Corp. as it existed immediately prior to our plan of reorganization.

Hague’s Results of Operations

We have had no operating revenues since our inception on January 9, 2007 through September 30, 2008, and have incurred operating expenses in the amount of $64,802 for the same period.  Our activities have been financed from the proceeds of share subscriptions and shareholder advances.

For the fiscal year ended June 30, 2008, general and administrative expenses were $46,541 and mineral exploration expenses were $750.  For the period from inception on January 9, 2007 through September 30, 2008, general and administrative expenses were $60,552 and mineral exploration expenses were $4,250.

We have received a going concern opinion from our auditors because we have not generated sufficient revenues since our inception to cover our expenses and are therefore sustaining losses. During our first full fiscal year ended June 30, 2008, we incurred a net loss of $46,541, which resulted in an accumulated deficit of $57,837. During the three months ended September 30, 2008, we incurred a net loss of $6,965, which resulted in accumulated deficit of $64,802.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

We had cash of $248 as of September 30, 2008.  Since inception through to and including September 30, 2008, we have raised $28,600 through private placements of our common shares and we have received shareholder advances of $34,000, which loans were forgiven on November 4, 2008.

We expect to run at a loss for at least the next twelve months. Certain existing stockholders of the Company in consideration of Solterra and its shareholders completing the transaction, issued to the Company a Promissory Note in the amount of $3,500,000 due and payable on or before January 15, 2009, through the payment of cash or, with the consent of the Company, the cancellation of up to 12,000,000 issued and outstanding shares of the Company owned by them.  We can provide no assurances that the Promissory Note will be paid in cash and will result in additional financing to the Company. Except for the foregoing, we have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our new plan of operations.  If we are unable to achieve the financing necessary to continue our new plan of operations, then our stockholders may lose their entire investment in the Company.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term money market investments. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Company does not have any credit facilities with variable interest rates.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent quarter. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

There were no changes in internal control over financial reporting during the first quarter of 2009.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors

As a  Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) From July 1, 2008 to September 30, 2008, we had no sales of unregistered Common Stock. From October 1, 2008 through the filing date of this Form 10-Q, we had the following sales of unregistered Common Stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Nov. 4, 2008	Common Stock	41,250,000 shares	Share exchange pursuant to Plan of Reorganization; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.
Nov. 4, 2008	Common Stock and Debentures	3,525,000 shares and $1,500,000 Debentures	$1,500,000; $150,000 of finder’s fees	Section 4(2).	Notes are convertible at $.2667 per share.

(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)
In the nine months ended September 30, 2008, there were no repurchases by the Company of its Common Stock. On November 4, 2008, Mr. Chapman cancelled 40,000,000 shares of Common Stock and issued a general release in favor of the Company in connection with our Plan of Reorganization described herein.

Item 3. Defaults Upon Senior Securities. None

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

All the following exhibits were filed on November 10, 2008 in connection with a Form 8-K – date of earliest event November 4, 2008, unless otherwise noted.

2.1
Agreement and Plan of Merger and Reorganization, dated as of October 15, 2008, by and among Hague Corp., Solterra Renewable Technologies, Inc., the shareholders of Solterra and Greg Chapman, as Indemnitor.

4.1	Form of Securities Purchase Agreement dated as of November 4, 2008.

4.2	Form of Security Agreement dated November 4, 2008.

4.3	Form of Subsidiary Guarantee dated November 4, 2008.

4.4	Form of Stock Pledge Agreement dated November 4, 2008.

4.5	Form of Debenture-- MKM Opportunity Master Fund, Ltd.

4.6	Form of Debenture.—MKM SP1, LLC

4.7	Form of Debenture-- Steven Posner Irrevocable Trust u/t/a Dated 06/17/65.

4.8	Form of Escrow Agreement

4.9	Form of Amended Waiver and Consent.

4.10	Form of Registration Rights Agreement.

10.1	License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. dated August 20, 2008.

10.2	Letter dated October 2, 2008 from Rice University amending the License Agreement contained in Exhibit 10.1

10.3	Agreement with Arizona State University executed by ASU on October 8, 2008 and executed by Solterra on September 18, 2008.

31(a)	Rule 13a-14(a) Certification – Chief Executive Officer *

31(b)	Rule 13a-14(a) Certification – Chief Financial Officer *

32(a)	Section 1350 Certification – Chief Executive Officer *

32(b)	Section 1350 Certification – Chief Financial Officer *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAGUE CORP.

Dated: November 14, 2008	By:	/s/ Stephen Squires
Stephen Squires, Chief Executive Officer

Dated: November 14, 2008	By:	/s/ Brian Lukian
Brian Lukian, Chief Financial Officer,