Form 10-Q
period 2008-12-31
HAGUE CORP.
filed 2009-02-17
CIK 1403570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number: 333-146533

HAGUE CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8195578
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

7700 S. River Parkway
Tempe, AZ 85284
(Address of principal executive offices)

           214-701-8779
 (Registrant's telephone number)

14220 E Cavedale RD
Scottsdale AZ, 85262
Former name or former address, if changed since last report)
___________________________

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
Yes [  ] No [X ].

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Accelerated Filer [ ]	Smaller Reporting Company [X]

As of February 13, 2009, , the issuer had 69,375,000 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

 INDEX

PART 1 – FINANCIAL INFORMATION	Page

Item 1. Financial Statements	3

Balance sheets as of December 31, 2008 (unaudited) and June 30, 2008	3

Statements of operations, for the three months and six months ended December 31, 2008 and for the period from inception (May 19 , 2008) through December 31, 2008 (unaudited)	4

Statements of cash flows for the six months ended December 31, 2008 and for the period from inception (May 19, 2008) through December 31, 2008 (unaudited)	5

Notes to financial statements (unaudited)	6

Item 2. Management’s Plan of Operation.	11

Item 3. Quantitative and Qualitative Disclosures and Market Risk	15

Item 4. Controls and Procedures	15

PART 2 – OTHER INFORMATION	15

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

Signatures	18

Hague Corp.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	Unaudited	Audited
	December 31	June 30
	2008	2008

ASSETS
Current
Cash	$386,762	$-
Prepaids and deposits	119,022	-

Total current assets	505,784	-

License	40,000	-
Furniture and equipment net of amortization	12,725	-
Deferred financing cost	298,667	-

Total other assets	351,392	-

Total assets	$857,176	$-

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable and accrued Liabilities	$48,161	$-
Shareholder advances	2,140	-

Total current liabilities	50,301	-

Convertable debenture, net of discount	404,105	-

	454,406	-

Stockholder's equity
Common stock, $0.001 par value,
Authorized, 100,000,000 shares as of December 31, 2008
and June 30, 2008
Issued and outstanding 69,375,000 and 37,000,000 as of
December 31, 2008 and June 30, 2008, respectively	69,375	3,700
Additional paid-in capital	1,130,449	-
Deficit accumulated during the development stage	(797,054)	(3,700)

Total stockholders' equity	402,770	-

Total liabilities and stockholders' equity	$857,176	$-

The accompanying notes are an integral part of these consolidated financial statements.

Hague Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ending December 31, 2008, and from the period
May 19, 2008 (inception) through December 31, 2008
(Unaudited)

	Three Months	Six Months	Inception
	ended	ended	through
	December 31,	December 31,	December 31
	2008	2008	2008

Operating expenses:
General and administrative	$623,295	$698,757	$702,457

Total operating expenses	623,295	698,757	702,457

Loss from operations	(623,295)	(698,757)	(702,457)

Other expenses:
Amortization of convertable debenture discount	59,931	59,931	59,931
Amortization of deferred finance cost	16,333	16,333	16,333
Interest expense	18,333	18,333	18,333

Total other expenses	94,597	94,597	94,597

Net Loss	$(717,892)	$(793,354)	$(797,054)

Basic and diluted loss per commom share	$(0.01)	$(0.02)

Weighted average number of common
shares outstanding	58,369,565	49,301,630

The accompanying notes are an integral part of these consolidated financial statements.

Hague Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ending December 31, 2008, and from the period
May 19, 2008 (inception) through December 31, 2008
(Unaudited)

	Six Months	Inception
	ended	through
	December 31	December 31
	2008	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(793,354)	$(797,054)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	-	3,700
Amortization furniture and office equipment	407	407
Amortization of convertable debenture discount	59,931	59,931
Amortization of deferred finance cost	16,333	16,333
Net change in:
Prepaids and deposits	(119,022)	(119,022)
Accounts payable and accrued liabilities	45,959	45,959

Cash flows from operating activities	(789,746)	(789,746)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	(40,000)	(40,000)
Purchase of furniture & equipment	(13,132)	(13,132)

Cash flows from investing activities	(53,132)	(53,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	42,500	42,500
Poceeds from shareholders advances	2,140	2,140
Proceeds from convertable debenture issued	1,500,000	1,500,000
Payment of deferred finance cost	(315,000)	(315,000)

Cash flows from financing activities	1,229,640	1,229,640

NET INCREASE (DECREASE) IN CASH	386,762	386,762

Cash, beginning of the period	-	-

Cash, end of the period	$386,762	$386,762

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

HAGUE CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(UNAUDITED)

Note 1.
Basis of Presentation
The unaudited Consolidated Balance Sheet as of December 31, 2008 and the unaudited Consolidated Statements of Operations for the three months and six months ended December 31, 2008, and unaudited Consolidated Cash Flows for the six months ended December 31, 2008of Hague Incorporated ("Hague" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC").  In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of December 31, 2008 and results of operations and cash flows for the three months and six months ended December 31, 2008and for the period from inception (May 19, 2008) through December 31, 2008.  The results of operations and cash flows for the three months and six months ended December 31, 2008 are not necessarily indicative of the results to be expected for the full year.This report should be read in conjunction with our Form 10-KSB for our fiscal year ended June 30, 2008 and our Form 8-K filed November 10, 2008 – date of earliest event November 4, 2008, as amended on November 20, 2008.

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

Note 2.
Nature and Continuance of Operations
In November 2008, the Company acquired Solterra, through an Agreement and Plan of Merger and Reorganization (the “Merger”) between Solterra, the Shareholders of Solterra and Hague Corp and Gregory Chapman as “Indemnitor” which resulted in Solterra becoming a wholly-owned subsidiary of Hague Corp. Pursuant to the Merger, Mr. Chapman cancelled 40,000,000 shares of Common Stock of Hague Corp owned by him and issued a general release in favor of Hague Corp terminating its obligations to repay Mr. Chapman approximately $34,000 in principal owed to him. In accordance with the Merger, Hague Corp issued 41,250,000 shares of its Common Stock to the former stockholders of Solterra. Certain existing stockholders of Hague Corp in consideration of Solterra and its shareholders completing the transaction, issued to Hague Corp a Promissory Note in the amount of $3,500,000 due and pyable on or before January 15, 2009, through the payment of cash or, with the consent of Hague Corp, the cancellation of up to 12,000,000 issued and outstanding shares of Hague Corp owned by them.  The Company has recorded the note receivable in equity as a subscription receivable which is offset by additional paid in capital, thus this entry has a zero net effect in the financial statements. At date of this filing the $3,500,000 Promissory Note has not been collected, the Company has made demand for prompt payment or the cancellation of 12,000,000 shares per agreement. The Company is considering all legal options to pursue collection of the funds or cancellation of the shares.

Hague Corp ceased the mining business that we had previously conducted, we closed our offices in Canada, and we moved our offices to the offices of Solterra in Arizona.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $797,054 since its inception, has working capital of $455,483, which may not be sufficient to sustain operations over the next twelve months, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.The Company will require additional financing during 2009. The Company is exploring all avenues of financing at this time and can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all.

Note 3.
Summary of Significant Accounting Policies

Deferred Finance Costs
Deferred finance costs which arose on the Company’s convertible debenture financing are amortized using the effective interest method over a three year period which is the term of the debentures.

Equipment
Office furniture and office equipment are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized: minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally three to seven years.

	Methods	Period

Office furniture	Straight line	7 years
Office equipment	Straight line	3 years

Long-lived assets
We review our long-lived assets, which include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as “the asset”) may not be recoverable.  Such circumstances include, but are not limited to:
•	a significant decrease in the market price of the asset:
•	a significant change in the extent or manner in which the asset is being used:
•	a significant change in the business climate that could affect the value of the asset:
•	a current period loss combined with projection of continuing loss associated with use of the asset:
•	a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

Note 4
Furniture and equipment

Components of furniture and equipment consist of the following items as of December 31, 2008:
		Accumulated
	Cost	amortization	Net
	$	$	$

Office equipment	8,132	314	7,818
Office furniture	5,000	93	4,907
	13,132	407	12,725

Note 5
Related party transactions
During the six months ended December 31, 2008, the Company made management fee payments of $40,000 including $25,000 which was expensed in the three months ended December 31, 2008.

The accounts payable related party is due to a director of the Company for expense paid by the Director and due to be refunded.

In May 2008, Solterra issued 36,000,000 shares of its common stock for services rendered associated with its formation and planning to its founding director at a value of $.0001 per share for a total of $3,660.  As part of the agreement and plan of reorganization, Solterra's founding director exchanged his Solterra common stock for 35,550,000 common shares of the Company on November 4, 2008.

Note 6

Convertible debentures

On November 4, 2008, Hague Corp entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of Hague Corp (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture has a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is prepayable by Hague Corp at anytime without penalty, subject to the Debenture holders’ conversion rights.  In recognition of the 3,525,000 shares issued the Company recorded a discount of $1,155,826.  The discount is made up of two components, $577,913 the discount for the relative fair value of the shares issued and $577,913 a beneficial conversion featureThe discount will be amortized over the 3 year life of the debenture. Each Debenture is convertible at the option of each Lender into Hague Corp’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”) at a conversion price of $.2667 per share (the “Conversion Price”). The Registration Rights Agreement requires Hague Corp to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event Hague Corp fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale. The company is currently evaluating possible derivative liabilities associated with the debenture. The Debentures are secured by the assets of Hague Corp and are guaranteed by Solterra as Hague Corp’s subsidiary. In the event the Debentures are converted in their entirety, Hague Corp would be required to issue and aggregate of 5,624,297 shares of Hague Corp’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of Hague Corp’s Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction Documents.

The expenses related to the issuance of the debenture are recorded as deferred charges and are being amortized over 36 months using the effective interest method.  During the period, interest accumulated to the debenture holders amounted to $18,333.The foregoing descriptions of the Agreement and Transaction Documents are subject to more detailed provisions set forth in the Exhibits to the Form 8-K filed November 10, 2008, as amended on November 20, 2008, which are incorporated herein by reference.

The Transaction Documents include a Stock Pledge Agreement pursuant to which Stephen Squires has pledged 20,000,000 shares of our Common Stock to the Debenture holders (the “Holders”) until such time as the Debentures are paid in their entirety.  Also, the Securities Purchase Agreement provides until such time as the Holders no longer hold any Debentures, two (2) members to our Board of Directors, shall be appointed by MKM Opportunity Master Fund, Ltd. (“MKM”).  Each member appointed by MKM will be independent of, and not affiliated with, MKM. In addition, so long as MKM has the right to appoint two board members under this Agreement, we shall not expand the size of our Board of Directors to more than seven (7) board members.  Notwithstanding the foregoing, in the event of a default under the Transaction Documents, MKM and Steven Posner Irrevocable Trust u/t/a Dated 06/17/65 (“Posner”) shall have the right to appoint three (3) and two (2) members, respectively, to our Board of Directors, which directors need not be independent of, and may be affiliated with, MKM or Posner.  In the event that MKM or Posner exercises their right to appoint members of our Board of Directors in the event of a default, the Board of Directors shall set the size of the Board to no more than nine (9) members.

On November 4, 2008, in connection with the Agreement and change in control, Stephen Squires was appointed President and Chief Executive Officer of the Company, Brian Lukian was appointed Chief Financial Officer, Treasurer and Secretary of the Company, Dr. Ghassan E. Jabbour as Chief Science Officer of the Company, and David Doderer as Vice President – Research and Development. On that same date, Greg Chapman resigned as an executive of the Company. On November 4, 2008, Mr. Chapman, the sole director of the Company, resigned as a director of the Company effective December 6, 2008 which was the 10th day following the filing with the Securities and Exchange Commission (“SEC”) and mailing to stockholders of an Information Statement on Schedule 14F-1, which Schedule 14F-1 sets forth certain information regarding the expansion of the Board of Directors to six persons effective upon the resignation of Mr. Chapman. Such six directors include Stephen Squires, Dr. Ghassan E. Jabbour, Dr. Michael S. Wong, Kim Pichanick, Dr. Isaac B. Horton III and Richard Patton.  Dr. Horton and Mr. Patton have been appointed to the Board as appointees of MKM Opportunity Master Fund Ltd. pursuant to the Transaction Documents.

Note 7.
Common stock
As a result of the transactions described in Note 1 and Note 6, there are currently 69,375,000 shares of the Company’s Common Stock issued and outstanding without giving effect to the possible conversion of the Debentures.  Stephen Squires, the new President, Chief Executive Officer and a newly appointed director of the Company is the new controlling stockholder as he owns 51.2% of the issued and outstanding shares of the Company’s Common Stock.

Included in the 69,375,000 shares are 42,500,000 shares issued for cash of $4,250,000.

Note 8.
Commitments
License agreement
The Company has a License agreement with William Marsh Rice University whereby minimum royalty payments which are calculated based on sales volume must be made starting in August 2010.

Development service agreement
In October 2008, the Company entered into a development service agreement with a major university to optimize the printing process of solar cells. The agreement is for the period October 1, 2008 to September 30, 2009.  The table below summarizes these financial commitments under this agreement.

Fiscal	Services	License
Year	agreement	Agreement	Total
2009	$320,000		$320,00
2010	515,000	-	515,00
2011	-	129,450	129,450
2012	-	473,250	473,250
2013	-	1,746,000	1,746,000
Thereafter		3,738,600	3,738,600
Total	$835,000	$6,087,300	$6,922,300

Other
The Company has not signed any lease agreements as of December 31, 2008, although it intends to sign a lease for office space with Arizona State University.

Note 9.
Subsequent Events
The Company has previously reported that it has a Promissory Note receivable for $3,500,000 that came due and payable on January 15, 2009. The Registrant has made demand for prompt payment or the cancellation of 12,000,000 shares per agreement. The Registrant is considering all legal options to pursue collection of the funds or cancellation of the shares.

As previously reported, the Registrant will require additional financing during 2009.  The Registrant is exploring all avenues of financing at this time and we can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all.

Item 2.  Management’s Plan of Operation

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

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q and our Form 8-K filed November 10, 2008 – date of earliest event November 4, 2008, and amended on November 20, 2008.  Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions.  The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein.  The Company's actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended December 31, 2008 have been included.

Business Overview

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

Solterra intends to design and manufacture solar cells using a proprietary thin film semiconductor technology that we believe will allow us to reduce our average solar cell manufacturing costs and be extremely competitive in this market. Solterra will be one of the first companies to integrate non-silicon quantum dot thin film technology into high volume low cost production using proprietary technologies.  Our objective is to become one of the first solar module manufacturers to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, Europe and Asia. Management believes that the manufacture of our thin film quantum dot solar cells can introduce a cost effective disruptive technology that can help accelerate the conversion from a fossil fuel dependent energy infrastructure to one based on renewable, carbon-neutral energy sources. We believe that our proposed products also can be a part of the solution to greenhouse gases and global warming.

Plan of Reorganization, Recent Financing and Change in Control

On November 4, 2008, the Company closed on an Agreement and Plan of Merger and Reorganization by and among Hague Corp. (the “Company”), Solterra Renewable Technologies, Inc. (“Solterra”), the shareholders of Solterra and Gregory Chapman as “Indemnitor” (the “Agreement”), which resulted in Solterra becoming a wholly-owned subsidiary of the Company. Pursuant to the Agreement, Mr. Chapman cancelled 40,000,000 shares of Common Stock of the Company owned by him and issued a general release in favor of the Company terminating its obligations to repay Mr. Chapman approximately $29,100 in principal owed to him.

In accordance with the Agreement, the Company issued 41,250,000 shares of its Common Stock to the former stockholders of Solterra. Certain existing stockholders of the Company in consideration of Solterra and its shareholders completing the transaction, issued to the Company a Promissory Note in the amount of $3,500,000 due and payable on or before January 15, 2009, through the payment of cash or, with the consent of the Company, the cancellation of up to 12,000,000 issued and outstanding shares of the Company owned by them.  As of the filing date of the Form 10-Q, this note is in default and the Company has made demand for payment.

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of the Company (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture has a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is prepayable by the Company at anytime without penalty, subject to the Debenture holders’ conversion rights. Each Debenture is convertible at the option of each Lender into the Company’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”) at a conversion price of $.2667 per share (the “Conversion Price”).  The Registration Rights Agreement requires the Company to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event the Company fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale. The Debentures are secured by the assets of the Company and are guaranteed by Solterra as the Company’s subsidiary. In the event the Debentures are converted in their entirety, the Company would be required to issue and aggregate of 5,624,297 shares of the Company’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company’s Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction Documents.  As a result of the transactions described in the two preceding paragraphs, there are currently 69,375,000 shares of the Company’s Common Stock issued and outstanding without giving effect to the possible conversion of the Debentures. The foregoing descriptions of the Agreement and Transaction Documents are subject to more detailed provisions set forth in the Exhibits to this Form 8-K, which are incorporated herein by reference.

Recent Developments

The Registrant has previously reported that it has a Note receivable for $3,500,000 that came due and payable on January 15, 2009. The Registrant has made demand for prompt payment or the cancellation of 12,000,000 shares per agreement. The Registrant is considering all legal options to pursue collection of the funds or cancellation of the shares.

As previously reported, the Registrant will require additional financing during 2009. The Registrant is exploring all avenues of financing at this time and we can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all.

Plan of Operation

Since November 4, 2008, the Company is executing its business plan as follows:  The Company intends to refine the process to optimize the printing of solar cells using the quantum dots to be manufactured by the Company.  The Company has signed a service agreement with a major university to accomplish this task.  The agreement is a fixed price agreement for $835,000.  The refinement of this printing process is anticipated to be accomplished by September 30, 2009.  The Company will also spend an estimated $160,000 in capital equipment to commence manufacturing their proprietary quantum dots.  The Company expects to commence sales of its manufactured quantum dots by the summer of 2009.  The first sales of quantum dots are expected to be for use in the medical industry and will be on a limited basis.

During this development period, the Company will be incurring approximately $95,000 of monthly overhead expense including public company requirements and convertible debenture interest.

By September 2009, the refinement of the printing process using quantum dots for the manufacture of solar cells is expected to have been completed.  The Company will spend an approximately $1,700,000 on capital equipment for this manufacturing process.   The Company is expecting to commence sales of solar cells in October 2009.

Based on the Company being in development stage, the Company is expecting to continue having losses until December 2009.  This date could move forward depending on the success of the sale of Quantum dots to the medical industry.

Liquidity and Capital Resources

At December 31, 2008 the Company had working capital of $455,483.  The Company has been in the development stage since inception. As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture.

We expect to run at a loss for at least the next twelve months. Certain existing stockholders of the Company in consideration of Solterra and its shareholders completing the transaction, issued to the Company a Promissory Note  in the amount of $3,500,000 due and payable on or before January 15, 2009, through the payment of cash or, with the consent of the Company, the cancellation of up to 12,000,000 issued and outstanding shares of the Company owned by them.  As of the filing date of this Form 10-Q, this Note has not been paid. We have demanded payment on the Note of $3,500,000 or the cancellation of the 12,000,000 shares. We are prepared to take all corporate legal actions against the obligors of the Note.  We can provide no assurances that a successful resolution of this matter will occur.

We have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our new plan of operations.  If we are unable to achieve the financing necessary to continue our new plan of operations, then our stockholders may lose their entire investment in the Company.

Balance Sheet - December 31, 2008

Cash

At December 31, 2008 the Company’s balance sheet contained $386,762 of cash.  This is an increase of $386,762 since the June 30, 2008 year- end balance of $0.  The increase can be attributed to the convertible debenture issued in November 2008.

The Company has been in a development stage since inception.  As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture in November 2008.

Prepaid expense and deposits

At December 31, 2008 the Company had $119,022 in prepaid expenses and deposits.  This balance consists of prepaid insurance of $7,418, prepaid airfares of $1,604 an advance to a key employee of $10,000 and a prepaid fee of $100,000 for the license preparation and market development strategy regarding the licensing of the Company' products.  The insurance was purchased to satisfy the requirements of the technology licensed through William Marsh Rice University of Houston, Texas.

 License

During the first six months of the fiscal year the Company concluded a license agreement with Rice.  This agreement gives the Company exclusive use of the issued patents and patent applications as well as the know-how owned by Rice University to develop, manufacture and market Quantum Dots.  This licensed technology enables the Company to produce highly desirable CdSe tetrapod quantum dots at an anticipated cost savings of greater than 50% compared to competing suppliers, and will organically supply Solterra’s requirements for quantum dots for its solar cells.  The balance of $40,000 represents the license fee paid to Rice University.  The license agreement also specifies minimum royalty payments starting in August 2010.

Furniture and equipment

During the quarter ended December 31, 2008, the Company acquired $8,132 of office equipment and $5,000 of office furniture.  The company is amortizing the office equipment on a straight line basis over 3 years and has therefore charged operations with $314 of amortization for this period.  The company is amortizing the office furniture on a straight line basis over 7 years and has therefore charged operations with $93 of amortization for this period.  There were no furniture or equipment at June 30, 2008.

Deferred financing costs

Deferred finance expenses were $298,667 at December 31, 2008.  This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized on a straight-line basis over the thirty-six month life of the debenture.  The deferred financing expense is being amortized using the effective interest method.

Accounts payable related party

At December 31, 2008 a shareholder who is also a director was owed $2,140 in unreimbursed expenses.

Accounts payable and accrued liabilities

The balance at December 31, 2008 was $48,161.  Included in accounts payable is accrued interest on the convertible debenture of $18,333, legal and accounting expenses of $15,805,   the balance of the 12 month insurance policy purchased to satisfy the requirements of the license agreement of $5,057 and wages of $8,966.

Convertible debenture

On November 4, 2008, Hague Corp entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents to obtain $1,500,000 in gross proceeds from three non-affiliated parties in exchange for 3,525,000 restricted shares of Common Stock of Hague Corp and Debentures in the principal amount aggregating $1,500,000. Each Debenture has a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is prepayable by Hague Corp at anytime without penalty, subject to the Debenture holders’ conversion rights.  The Company recorded a discount of $1,155,826 associated with the 3,525,000 shares issued.  The discount will be amortized over the 3 year life of the debenture. Each Debenture is convertible at the option of each Lender into Hague Corp’s Common Stock, at a conversion price of $.2667 per share. The Debentures are secured by the assets of Hague Corp and are guaranteed by Solterra as Hague Corp’s subsidiary. In the event the Debentures are converted in their entirety, Hague Corp would be required to issue and aggregate of 5,624,297 shares of Hague Corp’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of Hague Corp’s Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction Documents.  The balance of the convertible debenture net of the discount was $608,628.  The discount is being amortized resulting in the convertible debenture balance being $1,500,000 at November 4, 2011.

 Common Stock

The accounting treatment of the November 4, 2008 plan of merger and reorganization between Hague Corp and Solterra Renewable Technologies Inc. regarding the common stock is as follows:   During the first six months of the fiscal year to December 31, 2008 the Company issued 4,250,000 shares of common stock at $0.01 per share for a total of $42,500. .  As a result of the plan of merger and reorganization 24,600,000 shares were issued to the existing shareholders of Hague Corporation.  In addition 3,525,000 shares were issued with the $1,500,000 convertible debenture.   It was determined the shares issued with the debenture had a value of $1,155,826.  As the par value of the shares is $0.00,1 common stock increased by $3,525 and additional paid in capital increased by $1,152,301.  Common stock increased from 37,000,000 shares at June 30, 2008 to 69,375,000 shares at December 31, 2008.

Statement of operations - December 31, 2008

General and administrative expenses

During the first six months of the year the Company incurred $698,350 of general and administrative expenses with $662,888 of these being incurred in the current quarter.  Included in these expenses was a one time fee of $500,000 for the development of the Companies tactical business plan and reorganization, with ongoing support up to financing.  Other expenses for the six months were wages of $95,000, legal and audit of $33,733, corporate expense of $7,508, office expenses of $23,469, travel expense of $34,722 and insurance of $3,918.  Other expenses for the three months ended December 31, 2008 were wages of $80,000, legal and audit of $33,733, corporate expense of $7,508, office expenses of 16,923, travel expense of $21,890 and insurance of $2,834.

Amortization office equipment and furniture

In the three months ended December 31, 2008, the Company acquired office equipment and office furniture.  Prior to this period the Company had no assets of this type.  Amortization recorded for this period was $314 for office equipment and $93 for office furniture.

Amortization of convertible debenture discount

The convertible debenture discount of $1,155,826 is being amortized over the term of the debenture which is 36 months.  The debenture was issued on November 4, 2008.  Amortization recorded for the period November 4, 2008 to December 31, 2008 was $59,931.  Prior to the current quarter no amortization of this type was required.

Amortization of deferred finance cost

This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized on a straight-line basis over the thirty-six month life of the debenture.  Amortization recorded for the period November 4, 2008 to December 31, 2008 was $16,333.  Prior to the current quarter, no amortization of this type was required.

Cash Flow

During the six months ended December 31, 2008, cash was used in operations of $789,746.  During this period the Company received proceeds of $42,500 through the issuance of common stock.  The Company also received net proceeds of $1,185,000 through the issue of $1,500,000 in convertible debentures net of issuance costs of $315,000.  The Company also received $2,140 in an advance from a shareholder.  Total proceeds from financing activities were $1,229,640.  The Company used cash to purchase the license from William Marsh Rice University of Houston, Texas.  The Company also purchased office furniture and equipment of $13,132.

These changes resulted in a cash increase for the six months ended December 31, 2008 of $386,762.  The opening cash at June 30, 2008 was nil, therefore the closing cash at December 31, 2008 was $386,762.

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

There were no changes in internal control over financial reporting during the second quarter of 2009.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) From July 1, 2008 to December 31, 2008, we had the following sales of unregistered Common Stock.

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
(c)
In the six months ended December 31, 2008, there were no repurchases by the Company of its Common Stock, except that on November 4, 2008, Mr. Chapman cancelled 40,000,000 shares of Common Stock and issued a general release in favor of the Company in connection with our Plan of Reorganization described herein.

Item 3. Defaults Upon Senior Securities. None

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits

All the following exhibits were filed on November 10, 2008 in connection with a Form 8-K – date of earliest event November 4, 2008, as amended unless otherwise noted.

2.1
Agreement and Plan of Merger and Reorganization, dated as of October 15, 2008, by and among Hague Corp., Solterra Renewable Technologies, Inc., the shareholders of Solterra and Greg Chapman, as Indemnitor.

4.1	Form of Securities Purchase Agreement dated as of November 4, 2008.

4.2	Form of Security Agreement dated November 4, 2008.

4.3	Form of Subsidiary Guarantee dated November 4, 2008.

4.4	Form of Stock Pledge Agreement dated November 4, 2008.

4.5	Form of Debenture-- MKM Opportunity Master Fund, Ltd.

4.6	Form of Debenture.—MKM SP1, LLC

4.7	Form of Debenture-- Steven Posner Irrevocable Trust u/t/a Dated 06/17/65.

4.8	Form of Escrow Agreement

4.9	Form of Amended Waiver and Consent.

4.10	Form of Registration Rights Agreement.

10.1	License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. dated August 20, 2008.

10.2	Letter dated October 2, 2008 from Rice University amending the License Agreement contained in Exhibit 10.1

10.3	Agreement with Arizona State University executed by ASU on October 8, 2008 and executed by Solterra on September 18, 2008.

10.4	Waiver and Modification Agreement dated February 5, 2009.**

31(a)	Rule 13a-14(a) Certification – Chief Executive Officer *

31(b)	Rule 13a-14(a) Certification – Chief Financial Officer *

32(a)	Section 1350 Certification – Chief Executive Officer *

32(b)	Section 1350 Certification – Chief Financial Officer *
___________

* Filed herewith.
** Incorporation by reference to Form 8-K – date of earliest event – February 5, 2009.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAGUE CORP.

February 17, 2009	By:	/s/ Stephen Squires
Stephen Squires
Chief Executive Officer

February 17, 2009	By:	/s/ Brian Lukian
Brian Lukian
Chief Financial Officer