Form 10-Q/A
period 2008-12-31
HAGUE CORP.
filed 2009-02-27
CIK 1403570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Accelerated Filer [ ]	Smaller Reporting Company [X]

As of February 13, 2009, the issuer had 69,375,000 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

 INDEX

PART 1 – FINANCIAL INFORMATION	Page

Item 1. Financial Statements	3

Balance sheets as of December 31, 2008 (unaudited) and June 30, 2008	3

Statements of operations, for the three months and six months ended December 31, 2008 and for the period from inception (May 19 , 2008) through December 31, 2008 (unaudited)	4

Statements of cash flows for the six months ended December 31, 2008 and for the period from inception (May 19, 2008) through December 31, 2008 (unaudited)	5

Notes to financial statements (unaudited)	6

Item 2. Management’s Plan of Operation.	11

Item 3. Quantitative and Qualitative Disclosures and Market Risk	15

Item 4. Controls and Procedures	15

PART 2 – OTHER INFORMATION	15

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

Signatures	18

Hague Corp.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET S

	Unaudited	Audited
	December 31	June 30
	2008	2008

ASSETS
Current
Cash	$386,762	$-
Prepaids and deposits	119,022	-

Total current assets	505,784	-

License	40,000	-
Furniture and equipment net of amortization	12,725	-
Deferred financing cost	298,667	-

Total other assets	351,392	-

Total assets	$857,176	$-

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable and accrued Liabilities	$48,161	$-
Shareholder advances	2,140	-

Total current liabilities	50,301	-

Convertable debenture, net of discount	404,105	-

Total liabilities	454,406	-

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

HAGUE CORP.
(A development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(UNAUDITED)

Note 1.
Basis of Presentation
The unaudited Consolidated Balance Sheet as of December 31, 2008 and the unaudited Consolidated Statements of Operations for the three months and six months ended December 31, 2008, and unaudited Consolidated Cash Flows for the six months ended December 31, 2008 of Hague Incorporated ("Hague" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC").  In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of December 31, 2008 and results of operations and cash flows for the three months and six months ended December 31, 2008 and for the period from inception (May 19, 2008) through December 31, 2008.  The results of operations and cash flows for the three months and six months ended December 31, 2008 are not necessarily indicative of the results to be expected for the full year.This report should be read in conjunction with our Form 10-KSB for our fiscal year ended June 30, 2008 and our Form 8-K filed November 10, 2008 – date of earliest event November 4, 2008, as amended on November 20, 2008.

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

Included in the 69,375,000 shares are 4,250,000 shares issued for cash of $ 42,500 .

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

Fiscal	Services	License
Year	agreement	Agreement	Total
2009	$320,000		$320,000
2010	515,000	-	515,000
2011	-	129,450	129,450
2012	-	473,250	473,250
2013	-	1,746,000	1,746,000
Thereafter		3,738,600	3,738,600
Total	$835,000	$6,087,300	$6,922,300

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

Convertible debenture

On November 4, 2008, Hague Corp entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents to obtain $1,500,000 in gross proceeds from three non-affiliated parties in exchange for 3,525,000 restricted shares of Common Stock of Hague Corp and Debentures in the principal amount aggregating $1,500,000. Each Debenture has a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is prepayable by Hague Corp at anytime without penalty, subject to the Debenture holders’ conversion rights.  The Company recorded a discount of $1,155,826 associated with the 3,525,000 shares issued.  The discount will be amortized over the 3 year life of the debenture. Each Debenture is convertible at the option of each Lender into Hague Corp’s Common Stock, at a conversion price of $.2667 per share. The Debentures are secured by the assets of Hague Corp and are guaranteed by Solterra as Hague Corp’s subsidiary. In the event the Debentures are converted in their entirety, Hague Corp would be required to issue and aggregate of 5,624,297 shares of Hague Corp’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of Hague Corp’s Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction Documents.  The balance of the convertible debenture net of the discount was $ 404,105 .  The discount is being amortized resulting in the convertible debenture balance being $1,500,000 at November 4, 2011.

 Common Stock

The accounting treatment of the November 4, 2008 plan of merger and reorganization between Hague Corp and Solterra Renewable Technologies Inc. regarding the common stock is as follows:   During the first six months of the fiscal year to December 31, 2008 the Company issued 4,250,000 shares of common stock at $0.01 per share for a total of $42,500. As a result of the plan of merger and reorganization 24,600,000 shares were issued to the existing shareholders of Hague Corporation.  In addition 3,525,000 shares were issued with the $1,500,000 convertible debenture.   It was determined the shares issued with the debenture had a value of $1,155,826.  As the par value of the shares is $0.001 common stock increased by $3,525 and additional paid in capital increased by $1,152,301.  Common stock increased from 37,000,000 shares at June 30, 2008 to 69,375,000 shares at December 31, 2008.

Statement of operations - December 31, 2008

General and administrative expenses

During the first six months of the year the Company incurred $ 698,757 of general and administrative expenses with $ 623,295 of these being incurred in the current quarter.  Included in these expenses was a one time fee of $500,000 for the development of the Companies tactical business plan and reorganization, with ongoing support up to financing.  Other expenses for the six months were wages of $95,000, legal and audit of $33,733, corporate expense of $7,508, office expenses of $23,469, travel expense of $34,722 and insurance of $3,918.  Other expenses for the three months ended December 31, 2008 were wages of $80,000, legal and audit of $33,733, corporate expense of $7,508, office expenses of 16,923, travel expense of $21,890, insurance of $2,834 and amortization of $407.

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

Amortization of deferred finance cost

This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized using the effective interest method over the thirty-six month life of the debenture.  Amortization recorded for the period November 4, 2008 to December 31, 2008 was $16,333.  Prior to the current quarter, no amortization of this type was required.

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

HAGUE CORP.

February 26 , 2009	By:	/s/ Stephen Squires
Stephen Squires
Chief Executive Officer

February 26 , 2009	By:	/s/ Brian Lukian
Brian Lukian
Chief Financial Officer