Form 10-Q
period 2009-03-31
HAGUE CORP.
filed 2009-05-15
CIK 1403570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number: 333-146533

HAGUE CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8195578
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

7700 S. River Parkway
Tempe, AZ 85284
(Address of principal executive offices)

           214-701-8779
 (Registrant's telephone number)
___________________________
Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). Yes [   ]      No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X ].
Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Accelerated Filer [ ]	Smaller Reporting Company [X]

As of May 13, 2009, the issuer had 69,881,493 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

 INDEX

PART 1 – FINANCIAL INFORMATION	Page

Item 1. Financial Statements	3

Consolidated Balance sheets as of March 31, 2009 (unaudited) and June 30, 2008	3

Consolidated Statements of operations, for the three and nine months ended March 31, 2009 and for the period from inception (May 19, 2008) through March 31, 2009 (unaudited)	4

Consolidated Statements of cash flows for the nine months ended March 31, 2009 and for the period from inception (May 19, 2008) through March 31, 2009 (unaudited)	5

Notes to consolidated financial statements (unaudited)	6

Item 2. Management’s Plan of Operation.	11

Item 3. Quantitative and Qualitative Disclosures and Market Risk	15

Item 4. Controls and Procedures	15

PART 2 – OTHER INFORMATION	15

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

Signatures	18

Hague Corp.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31	June 30
	2009	2008
ASSETS
Current
Cash	$6,283	$-
Prepaids and deposits	104,584	-

Total current assets	110,867	-

License	40,000	-
Furniture and equipment net of amortization	17,833	-
Deferred financing cost	272,417	-

Total other assets	330,250	-

Total assets	$441,117	$-

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued Liabilities	$71,460	$-
Shareholder advances	552	-

Total current liabilities	72,012	-

Convertible debenture, net of discount	484,753	-

Total liabilities	556,765	-

Commitments

Stockholder's equity (deficit)
Common stock, $0.001 par value,
Authorized, 100,000,000 shares as of March 31, 2009
and June 30, 2008
Issued and outstanding 69,881,493 and 37,000,000 as of
March 31, 2009 and June 30, 2008, respectively	69,881	37,000
Additional paid-in capital	1,168,943	(33,300)
Deficit accumulated during the development stage	(1,354,472)	(3,700)

Total stockholders' equity (deficit)	(115,648)	-

Total liabilities and stockholders' equity (deficit)	$441,117	$-

The accompanying notes are an integral part of these consolidated financial statements.

Hague Corp.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ending March 31, 2009, and from the period
May 19, 2008 (inception) through March 31, 2009

(Unaudited)

	Three Months	Nine Months	Inception
	ended	ended	through
	March 31,	March 31,	March 31,
	2009	2009	2009

Operating expenses:
General and administrative	$244,853	$943,610	$947,310
Research and development	175,000	175,000	175,000

Total operating expenses	419,853	1,118,610	1,122,310

Loss from operations	(419,853)	(1,118,610)	(1,122,310)

Other expenses:
Amortization of convertible debenture discount	80,648	140,579	140,579
Amortization of deferred finance cost	26,250	42,583	42,583
Interest expense	30,667	49,000	49,000

Total other expenses	137,565	232,162	232,162

Net Loss	$(557,418)	$(1,350,772)	$(1,354,472)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Weighted average number of common
shares outstanding	69,549,459	55,952,377

The accompanying notes are an integral part of these consolidated financial statements.

Hague Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ending March 31, 2009, and from the period
May 19, 2008 (inception) through March 31, 2009
(Unaudited)

	Nine Months	Inception
	ended	through
	March 31	March 31
	2009	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(1,350,772)	$(1,354,472)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	-	3,700
Depreciation of furniture and office equipment	1,548	1,548
Amortization of convertible debenture discount	140,579	140,579
Amortization of deferred finance cost	42,583	42,583
Net change in:
Prepaids and deposits	(104,584)	(104,584)
Accounts payable and accrued liabilities	108,258	108,258

Cash flows from operating activities	(1,162,388)	(1,162,388)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	(40,000)	(40,000)
Purchase of furniture & equipment	(19,381)	(19,381)

Cash flows from investing activities	(59,381)	(59,381)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	42,500	42,500
Proceeds from shareholders advances	552	552
Proceeds from convertible debenture issued	1,500,000	1,500,000
Payment of deferred finance cost	(315,000)	(315,000)

Cash flows from financing activities	1,228,052	1,228,052

NET INCREASE IN CASH	6,283	6,283

Cash, beginning of the period	-	-

Cash, end of the period	$6,283	$6,283

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non cash transaction
Issuance of common stock for accrued interest	$39,000	$39,000

The accompanying notes are an integral part of these consolidated financial statements.

HAGUE CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)

Note 1.Basis of Presentation

The unaudited Consolidated Balance Sheet as of March 31, 2009 and the unaudited Consolidated Statements of Operations for the three months and nine months ended March 31, 2009, and unaudited Consolidated Cash Flows for the nine months ended March 31, 2009 of Hague Corp. ("Hague" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC").  In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of March 31, 2009 and results of operations and cash flows for the three months and nine months ended March 31, 2009 and for the period from inception (May 19, 2008) through March 31, 2009.  The results of operations and cash flows for the three months and nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with our Form 10-K for our fiscal year ended June 30, 2008 and our Form 8-K filed November 10, 2008, as amended on November 20, 2008.

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

Note 2.Nature and Continuance of Operations

In November 2008, the Company acquired Solterra, through an Agreement and Plan of Merger and Reorganization (the “Merger”) by and among Solterra, the Shareholders of Solterra and Hague Corp and Gregory Chapman as “Indemnitor” which resulted in Solterra becoming a wholly-owned subsidiary of Hague Corp. Pursuant to the Merger, Mr. Chapman cancelled 40,000,000 shares of Common Stock of Hague Corp owned by him and issued a general release in favor of Hague Corp terminating its obligations to repay Mr. Chapman approximately $34,000 in principal owed to him. In accordance with the Merger, Hague Corp issued 41,250,000 shares of its Common Stock to the former stockholders of Solterra. Certain existing stockholders of Hague Corp in consideration of Solterra and its shareholders completing the transaction, issued to Hague Corp a Promissory Note in the amount of $3,500,000 due and payable on or before January 15, 2009, through the payment of cash or, with the consent of Hague Corp, the cancellation of up to 12,000,000 issued and outstanding shares of Hague Corp owned by them.  The Company has recorded the note receivable in equity as a subscription receivable which is offset by additional paid in capital, thus this entry has a zero net effect in the financial statements. At date of this filing the $3,500,000 Promissory Note has not been collected and the Company has made demand for prompt payment or the cancellation of 12,000,000 shares per agreement. The Company is considering all legal options to pursue collection of the funds or cancellation of the shares.

Hague Corp ceased the mining business that we had previously conducted, we closed our offices in Canada, and we moved our offices to the offices of Solterra in Arizona.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $1,354,472 since its inception, has working capital of $38,855, which will not be sufficient to sustain operations over the next twelve months, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company will require additional financing during 2009. The Company is exploring all avenues of financing at this time and can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all.

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

Long-lived assets
We review our long-lived assets, which include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as “the asset”) may not be recoverable.  Such circumstances include, but are not limited to:
•	a significant decrease in the market price of the asset:
•	a significant change in the extent or manner in which the asset is being used:

•	a significant change in the business climate that could affect the value of the asset:
•	a current period loss combined with projection of continuing loss associated with use of the asset:

•	a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

Note 4 Furniture and equipment

Components of furniture and equipment consist of the following items as of March 31, 2009:

		Accumulated
	Cost	depreciation	Net

Office equipment	$14,381	$1,276	$13,105

Office furniture	5,000	272	4,728

	$19,381	$1,548	$17,833

Note 5 Related party transactions
During the nine months ended March 31, 2009, the Company made management fee payments to the CEO / major shareholder of $70,000 including $30,000 which was expensed in the three months ended March 31, 2009.

The shareholder advance  is due to a director of the Company for expenses paid by the Director on behalf of the Company.

In May 2008, Solterra issued 36,000,000 shares of its common stock for services rendered associated with its formation and planning to its founding director at a value of $.0001 per share for a total of $3,660.  As part of the agreement and plan of reorganization, Solterra's founding director exchanged his Solterra common stock for 35,550,000 common shares of the Company on November 4, 2008.

Note 6 Convertible debentures

On November 4, 2008, Hague Corp entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of Hague Corp (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture has a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is prepayable by Hague Corp at anytime without penalty, subject to the Debenture holders’ conversion rights.  In recognition of the 3,525,000 shares issued, the Company recorded a discount of $1,155,826.  The discount is made up of two components, $577,913 related to the discount for the relative fair value of the shares issued and $577,913 related to a beneficial conversion feature. The discount will be amortized over the 3 year life of the debenture. Each Debenture is convertible at the option of each Lender into Hague Corp’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”) at a conversion price of $.2667 per share (the “Conversion Price”). The Registration Rights Agreement requires Hague Corp to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event Hague Corp fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale.  The Debentures are secured by the assets of Hague Corp and are guaranteed by Solterra as Hague Corp’s subsidiary. In the event the Debentures are converted in their entirety, Hague Corp would be required to issue an aggregate of 5,624,297 shares of Hague Corp’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of Hague Corp’s Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction Documents.

The expenses related to the issuance of the debenture are recorded as deferred charges and are being amortized over 36 months using the effective interest method.  During the nine months ended March 31, 2009, interest accumulated to the debenture holders amounted to $49,000. During the three months ended March 31, 2009, interest expense of $30,667 was recorded.

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

On November 4, 2008, in connection with the Agreement and change in control, Stephen Squires was appointed President and Chief Executive Officer of the Company, Brian Lukian was appointed Chief Financial Officer, Treasurer and Secretary of the Company, Dr. Ghassan E. Jabbour as Chief Science Officer of the Company, and David Doderer as Vice President – Research and Development. On that same date, Greg Chapman resigned as an executive of the Company. On November 4, 2008, Mr. Chapman, the sole director of the Company, resigned as a director of the Company effective December 6, 2008 which was the 10th day following the filing with the Securities and Exchange Commission (“SEC”) and mailing to stockholders of an Information Statement on Schedule 14F-1, which Schedule 14F-1 sets forth certain information regarding the expansion of the Board of Directors to six persons effective upon the resignation of Mr. Chapman. At that time such six directors included Stephen Squires, Dr. Ghassan E. Jabbour, Dr. Michael S. Wong, Kim Pichanick, Dr. Isaac B. Horton III and Richard Patton.  On March 3, 2009 Kim Pichanick resigned as a Director from the Company’s Board of Directors reducing the number of Directors on the Board to five members.

Dr. Horton and Mr. Patton have been appointed to the Board as appointees of MKM Opportunity Master Fund Ltd. pursuant to the Transaction Documents.

Note 7. Common stock

The transactions described in Note 1 and Note 6, resulted in 69,375,000 shares of the Company’s Common Stock to be issued and outstanding as of December 31, 2008. Included in the 69,375,000 shares are 4,250,000 shares issued for cash of $ 42,500.

On March 1, 2009 according to the provisions of the Convertible Debenture agreement the Company elected to issue 506,493 shares of the Company’s restricted Common Stock to pay accrued interest on the debentures of $39,000.  As of March 31, 2009 there were 69,881,493 shares of the Company’s Common Stock issued and outstanding, without giving effect to the possible conversion of the Debentures.

Stephen Squires, the new President, Chief Executive Officer and a newly appointed director of the Company is the new controlling stockholder as he owns 50.9% of the issued and outstanding shares of the Company’s Common Stock.

Note 8. Commitments License agreement

The Company has a License agreement with William Marsh Rice University whereby minimum royalty payments which are calculated based on sales volume must be made starting in August 2010.

Development service agreements
In October 2008, the Company entered into a development service agreement with a major university to optimize the printing process of solar cells. The agreement is for the period October 1, 2008 to September 30, 2009.  The table below summarizes these financial commitments under this agreement.  The Company also has a development service agreement with Rice University regarding the manufacturing of quantum dots.  This agreement expires in January 2010.
Summary

Fiscal	Services	Lease	License
Year	agreement	agreement	agreement	Total
2009	$185,000	$1,227	$-	$186,227
2010	635,000	2,454	-	637,454
2011	-	-	129,450	129,450
2012	-	-	473,250	473,250
2013	-	-	1,746,000	1,746,000
Thereafter	-	-	3,738,600	3,738,600

Total	$820,000	$3,681	$6,087,300	$6,910,981

Note 9. Subsequent Events

The Company has previously reported that it has a Promissory Note receivable for $3,500,000 that came due and payable, as stock sales proceeds on January 15, 2009. The Registrant has made demand for prompt payment or the cancellation of 12,000,000 shares that secured the commitment. The Registrant is considering all legal options to pursue collection of the funds or cancellation of the shares.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended March 31, 2009 have been included.

Business Overview

Solterra is a start-up solar technology and quantum dot manufacturing firm which was founded by Stephen Squires. Mr. Squires and our other officers and directors bring to us a large degree of experience in developing innovative technology, and commercializing high technology products.  We perceive an opportunity to acquire a significant amount of both quantum dot and solar photovoltaic market share by commercializing a low cost quantum dot processing technology and a low cost quantum dot based third generation photovoltaic technology/solar cell, pursuant to an exclusive license agreement with William Marsh Rice University (“Rice University” or “Rice”).  Our objective is for Hague to become the first bulk manufacture of high quality tetrapod quantum dots and for Solterra to be the first solar cell manufacturer to be able to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, Europe, the Middle East and Asia.

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

Hague intends to design and manufacture solar cells using a proprietary thin film semiconductor technology that we believe will allow us to reduce our average solar cell manufacturing costs and be extremely competitive in this market. Hague will be one of the first companies to integrate non-silicon quantum dot thin film technology into high volume low cost production using proprietary technologies.  Our objective is to become one of the first solar module manufacturers to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, Europe and Asia. Management believes that the manufacture of our thin film quantum dot solar cells can introduce a cost effective disruptive technology that can help accelerate the conversion from a fossil fuel dependent energy infrastructure to one based on renewable, carbon-neutral energy sources. We believe that our proposed products also can be a part of the solution to greenhouse gases and global warming.

Plan of Reorganization, Recent Financing and Change in Control

On November 4, 2008, the Company closed on an Agreement and Plan of Merger and Reorganization by and among Hague Corp. (the “Company”), Solterra Renewable Technologies, Inc. (“Solterra”), the shareholders of Solterra and Gregory Chapman as “Indemnitor” (the “Agreement”), which resulted in Solterra becoming a wholly-owned subsidiary of the Company. Pursuant to the Agreement, Mr. Chapman cancelled 40,000,000 shares of Common Stock of the Company owned by him and issued a general release in favor of the Company terminating its obligations to repay Mr. Chapman monies owed to him.

In accordance with the Agreement, the Company issued 41,250,000 shares of its Common Stock to the former stockholders of Solterra. Certain existing stockholders of the Company in consideration of Solterra and its shareholders completing the transaction, issued to the Company a Promissory Note in the amount of $3,500,000 due and payable on or before January 15, 2009, through the payment of cash or, with the consent of the Company, the cancellation of up to 12,000,000 issued and outstanding shares of the Company owned by them.  As of the filing date of the Form 10-Q, this note is in default and the Company has made demand for payment and is considering all legal options.

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of the Company (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture has a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is prepayable by the Company at anytime without penalty, subject to the Debenture holders’ conversion rights. Each Debenture is convertible at the option of each Lender into the Company’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”) at a conversion price of $.2667 per share (the “Conversion Price”).  The Registration Rights Agreement requires the Company to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event the Company fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale. The Debentures are secured by the assets of the Company and are guaranteed by Solterra as the Company’s subsidiary. In the event the Debentures are converted in their entirety, the Company would be required to issue and aggregate of 5,624,297 shares of the Company’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company’s Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction .

Plan of Operation

Since November 4, 2008, the Company is executing its business plan as follows:  The Company intends to refine the process to optimize the printing of solar cells using the quantum dots to be manufactured by the Company.  The Company has signed a service agreement with a major university to accomplish this task.  The agreement is a fixed price agreement for $835,000.  The refinement of this printing process is anticipated to be accomplished by September 30, 2009.  The Company will also spend an estimated $160,000 in capital equipment to commence manufacturing their proprietary quantum dots.  The Company expects to commence limited sales of its manufactured quantum dots by the fall of 2009.  The first sales of quantum dots are expected to be for use in the medical industry and will be on a limited basis.

During this development period, the Company will be incurring approximately $95,000 of monthly overhead expense including public company requirements and convertible debenture interest.

By December 2009, the refinement of the printing process using quantum dots for the manufacture of solar cells is expected to have been completed.  The Company will spend an approximately $1,700,000 on capital equipment for this manufacturing process.   The Company is expecting to commence sales of solar cells by March 2010.

Based on the Company being in development stage, the Company is expecting to continue having losses into fiscal 2010.  This date could move forward depending on the success of the sale of Quantum dots to the medical industry.

Liquidity and Capital Resources

At March 31, 2009 the Company had working capital of $38,855.  The Company has been in the development stage since inception. As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture.

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

We have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our new plan of operations.  If we are unable to immediately achieve the financing necessary to continue our new plan of operations, then our stockholders may lose their entire investment in the Company.

Balance Sheet – March 31, 2009

Cash

At March 31, 2009 the Company’s balance sheet contained $6,283 of cash.  This is an increase of $6,283 since the June 30, 2008 year- end balance of $0.  The increase is the remaining balance from the convertible debenture issued in November 2008.

The Company has been in a development stage since inception.  As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture in November 2008.

Prepaid expense and deposits

At March 31, 2009 the Company had $104,584 in prepaid expenses.  This balance consists of prepaid insurance of $4,584 and a prepaid fee of $100,000 for the license preparation and market development strategy regarding the licensing of the Company' products.  The insurance was purchased to satisfy the requirements of the technology licensed through William Marsh Rice University of Houston, Texas.

 License

In August 2008, the Company concluded a license agreement with Rice.  This agreement gives the Company exclusive use of the issued patents and patent applications as well as the know-how owned by Rice University to develop, manufacture and market Quantum Dots.  This licensed technology enables the Company to produce highly desirable CdSe tetrapod quantum dots at an anticipated cost savings of greater than 50% compared to competing suppliers, and will organically supply Solterra’s requirements for quantum dots for its solar cells.  The balance of $40,000 represents the license fee paid to Rice University.  The license agreement also specifies minimum royalty payments starting in August 2010.

Furniture and equipment

During the nine months ended March 31, 2009, the Company acquired $14,381 of office equipment and $5,000 of office furniture.  The company is amortizing the office equipment on a straight line basis over 3 years and has therefore charged operations with $1,276 of amortization for this period.  The company is amortizing the office furniture on a straight line basis over 7 years and has therefore charged operations with $272 of amortization for this period.  There were no furniture or equipment at June 30, 2008.

Deferred financing costs

Deferred finance expenses were $272,417 at March 31, 2009.  This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized on a straight-line basis over the thirty-six month life of the debenture.  The deferred financing expense is being amortized using the effective interest method.

Accounts payable related party

At March 31, 2009, a shareholder who is also a director was owed $552 in unreimbursed expenses.

Accounts payable and accrued liabilities

The balance at March 31, 2009 was $71,460.  Included in accounts payable is accrued interest on the convertible debenture of $10,000, legal and accounting expenses of $32,426,   the balance of the 12 month insurance policy purchased to satisfy the requirements of the license agreement of $2,559, other professional services $20,073 and operational expenses of $6,402.

Convertible debenture

On November 4, 2008, Hague Corp entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents to obtain $1,500,000 in gross proceeds from three non-affiliated parties in exchange for 3,525,000 restricted shares of Common Stock of Hague Corp and Debentures in the principal amount aggregating $1,500,000. Each Debenture has a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is prepayable by Hague Corp at anytime without penalty, subject to the Debenture holders’ conversion rights.  The Company recorded a discount of $1,155,826 associated with the 3,525,000 shares issued.  The discount will be amortized over the 3 year life of the debenture. Each Debenture is convertible at the option of each Lender into Hague Corp’s Common Stock, at a conversion price of $.2667 per share. The Debentures are secured by the assets of Hague Corp and are guaranteed by Solterra as Hague Corp’s subsidiary. In the event the Debentures are converted in their entirety, Hague Corp would be required to issue and aggregate of 5,624,297 shares of Hague Corp’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of Hague Corp’s Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction Documents.  The balance of the convertible debenture net of the discount at March 31, 2009 was $ 484,753.  The discount is being amortized resulting in the convertible debenture balance being $1,500,000 at November 4, 2011.

 Common Stock

The accounting treatment of the November 4, 2008 plan of merger and reorganization between Hague Corp and Solterra Renewable Technologies Inc. regarding the common stock is as follows:   During the first six months of the fiscal year to December 31, 2008 the Company issued 4,250,000 shares of common stock at $0.01 per share for a total of $42,500. As a result of the plan of merger and reorganization 24,600,000 shares were issued to the existing shareholders of Hague Corporation.  In addition 3,525,000 shares were issued with the $1,500,000 convertible debenture.   It was determined the shares issued with the debenture had a value of $1,155,826.  As the par value of the shares is $0.001 common stock increased by $3,525 and additional paid in capital increased by $1,152,301.  On March 1, 2009 according to the provisions of the Convertible Debenture agreement the Company elected to issue 506,493 shares of the Company’s Common Stock to pay accrued interest on the debentures of $39,000. Common stock increased from 37,000,000 shares at June 30, 2008 to 69,881,493 shares at March 31, 2009.

Statement of operations – March 31, 2009

General and administrative expenses

During the first nine months of the year the Company incurred $943,610 of general and administrative expenses with $244,853 of these being incurred in the current quarter.  Included in these expenses was a one time fee of $500,000 for the development of the Companies tactical business plan and reorganization, with ongoing support up to financing.  Other expenses for the nine months were wages of $230,000, legal and audit of $68,828, corporate expense of $11,160, office expenses of $45,558, travel expense of $81,312 and insurance of $6,752.  General and administrative expenses for the three months ended March 31, 2009 included wages of $135,000, legal and audit of $35,096, corporate expense of $3,652, office expenses of $21,682, travel expense of $46,589 and insurance of $2,834.

Development expenses.

Development expenses were paid per an agreement to a major university to optimize the printing process of solar cells. Development expenses recorded for the nine months ended March 31, 2009 were $175,000.  All of these costs were incurred in the current quarter.

Amortization office equipment and furniture

In the nine months ended March 31, 2009, the Company acquired office equipment and office furniture.  Prior to this period the Company had no assets of this type.  Amortization recorded for the nine months ended March 31, 2009 was $1,276 for office equipment and $272 for office furniture. Amortization recorded for the three months ended March 31, 2009 was $962 for office equipment and $179 for office furniture.

Amortization of convertible debenture discount

The convertible debenture discount of $1,155,826 is being amortized over the term of the debenture which is 36 months.  The debenture was issued on November 4, 2008.  Amortization recorded for the period November 4, 2008 to March 31, 2009 was $140,579.  Amortization recorded for the three months ended March 31, 2009 was $80,648.

Amortization of deferred finance cost

This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized using the effective interest method over the thirty-six month life of the debenture.  Amortization recorded for the period November 4, 2008 to March 31, 2009 was $42,583.  Amortization recorded for the three months ended March 31, 2009 was $26,250.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008. Interest expense recorded for the period November 4, 2008 to March 31, 2009 was $49,000. Interest expense recorded for the three months ended March 31, 2009 was $30,667. On March 1, 2009 according to the provisions of the Convertible Debenture agreement the Company elected to issue 506,493 shares of the Company’s Common Stock to pay accrued interest on the debentures of $39,000.

Cash Flow

During the nine months ended March 31, 2009, cash was used in operations of $1,162,388.  During this period the Company received proceeds of $42,500 through the issuance of common stock.  The Company also received net proceeds of $1,185,000 through the issue of $1,500,000 in convertible debentures net of issuance costs of $315,000.  The Company also received $552 in an advance from a shareholder.  Total proceeds from financing activities were $1,228,052.  The Company used cash of $40,000 to purchase the license from William Marsh Rice University of Houston, Texas.  The Company also purchased office furniture and equipment of $19,381.

These changes resulted in a cash increase for the nine months ended March 31, 2009 of $6,283.  The opening cash at June 30, 2008 was nil, the closing cash at March 31, 2009 was $6,283.

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

There were no changes in internal control over financial reporting during the third quarter of 2009.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) From July 1, 2008 to March 31, 2009, we had the following sales of unregistered Common Stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Nov. 4, 2008	Common Stock	41,250,000 shares	Share exchange pursuant to Plan of Reorganization; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.
Nov. 4, 2008	Common Stock and Debentures	3,525,000 shares and $1,500,000 Debentures	$1,500,000; $150,000 of finder’s fees	Section 4(2).	Notes are convertible at $.2667 per share.
March, 2009	Common Stock	506,493 shares	Shares issued in exchange for interest of $30,667; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.

(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)
In the nine months ended March 31, 2009, there were no repurchases by the Company of its Common Stock, except that on November 4, 2008, Mr. Chapman cancelled 40,000,000 shares of Common Stock and issued a general release in favor of the Company in connection with our Plan of Reorganization described herein.

Item 3. Defaults Upon Senior Securities. None

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits

All the following exhibits were filed on November 10, 2008 in connection with a Form 8-K – date of earliest event November 4, 2008, as amended unless otherwise noted.

2.1
Agreement and Plan of Merger and Reorganization, dated as of October 15, 2008, by and among Hague Corp., Solterra Renewable Technologies, Inc., the shareholders of Solterra and Greg Chapman, as Indemnitor.*

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

HAGUE CORP.

May 15, 2009	By:	/s/ Stephen Squires
Stephen Squires
Chief Executive Officer

May 15, 2009	By:	/s/ Brian Lukian
Brian Lukian
Chief Financial Officer