Form 10-K
period 2009-06-30
HAGUE CORP.
filed 2009-11-12
CIK 1403570

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____ to ___
Commission File Number:  333-146533

                  HAGUE CORP.
(Exact name of Registrant as specified in its charter)

Nevada	20-8195578
(State of jurisdiction of incorporation or oganization)	(I.R.S. Employer Identification Number)

7700 S. River Parkway Tempe, AZ	85284
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(214) 701-8779

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock, $.001 Par Value

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X .   No ___.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company [X].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

State Issuer’s revenues for its most recent fiscal year: $-0-.

As of November 5, 2009, the number of shares of Common Stock held by non-affiliates was approximately 24,600,000 shares with a market value of $3,198,000 based upon a last sale for our Common Stock of $.13 as of the closed of business on November 5, 2009.

As of November 10, 2009, the issuer had 73,725,167 shares of common stock, $0.001 par value per share outstanding.

FORWARD-LOOKING STATEMENTS

Some of the statements under this Form 10-K contain forward-looking statements. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy and the trends in our industry are forward-looking statements. The words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “appear,” “forecast,” “future,” “likely,” “probably,” “suggest” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements.

Forward-looking statements reflect only our current expectations. We may not update these forward-looking statements, even though our situation may change in the future. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements due to a number of uncertainties, many of which are unforeseen, including, without limitation:

•	our reliance on our exclusive licensing agreement with William Marsh Rice University;

•	we are a development stage company with no history of profitable operations;

•	we will likely need substantial additional capital to finance our business;

•	our solar products may not gain market acceptance;

•
we need to build a manufacturing plant which could have cost overruns and implement plans to hire sales and marketing personal, establish distribution relationships and channels and strategic alliances for market penetration and revenue growth;

•	competition within our industry;

•	reduction or elimination of government subsidiaries and economic incentives for solar technology could cause our anticipated revenues to decline; and

•	the availability of additional capital on terms acceptable to us.

 In addition, you should refer to the “Risk Factors” section of this Form 10-K for a discussion of other factors that may cause our actual results to differ materially from those implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all. Accordingly, you should not place undue reliance on these forward-looking statements.

We qualify all the forward-looking statements contained in this Form 10-K by the foregoing cautionary statements.

PART I

Item 1.  Business

Corporate Structure

As described below, Hague Corp. (“Hague”) owns 100% of its operating subsidiary, Solterra Renewable Technologies, Inc. (“Solterra”).  The term “the Company” includes Hague and Solterra unless the context indicates otherwise.

History of Hague Corp.

Hague was formed under the laws of the State of Nevada on January 9, 2007. It acquired certain mineral claims located in Nevada. Hague has not pursued these rights to its mineral claims and is concentrating its business operations on those of its wholly-owned subsidiary described below.

Solterra Renewable Technologies, Inc.

Solterra was organized in the State of Delaware on the 19th day of May 2008. The principal executive office of Solterra is located at 7700 S. River Parkway, Tempe, AZ 85284 and its phone number is (214) 701-8779.

Plan of Reorganization and Financing Transaction

On November 4, 2008, the Company closed on an Agreement and Plan of Merger and Reorganization by and among Hague, Solterra, the shareholders of Solterra and Gregory Chapman as “Indemnitor” (the “Agreement”), which resulted in Solterra becoming a wholly-owned subsidiary of the Company. Pursuant to the Agreement, Mr. Chapman cancelled 40,000,000 shares of Common Stock of the Company owned by him and issued a general release in favor of the Company terminating its obligations to repay Mr. Chapman approximately $34,000 in principal owed to him.

In accordance with the Agreement, the Company issued 41,250,000 shares of its Common Stock to the former stockholders of Solterra. Certain existing stockholders of the Company in consideration, of Solterra and its shareholders completing the transaction, issued to the Company a Promissory Note in the amount of $3,500,000 due and payable on or before January 15, 2009, through the payment of cash or, with the consent of the Company, the cancellation of up to 12,000,000 issued and outstanding shares of the Company owned by them. As of the filing date of this Form 10-K, these Notes are in default and the Company has not been able to recover payment on the Notes or the cancellation of the Company’s 12,000,000 shares in satisfaction thereof. The Company is considering pursuing all legal alternatives in connection with this matter.

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of the Company (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture has a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is prepayable by the Company at anytime without penalty, subject to the Debenture holders’ conversion rights. Each Debenture is convertible at the option of each Lender into the Company’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”) at a conversion price of $.2667 per share (the “Conversion Price”). The Registration Rights Agreement requires the Company to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event the Company fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale. The Debentures are secured by the assets of the Company and are guaranteed by Solterra as the Company’s subsidiary. In the event the Debentures are converted in their entirety, the Company would be required to issue an aggregate of 5,624,297 shares of the Company’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company’s Common Stock at a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction Documents.  See “Item 13.”

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

Solterra plans to:

a)
Scale up Quantum Dot Production by applying proprietary technology licensed from Rice University for our quantum dot synthesis process. This licensed technology enables Solterra to produce the highly desirable CdSe tetrapod quantum dots at a cost savings of greater than 50% compared to competing suppliers, and will organically supply Solterra’s requirements for quantum dots for its solar cells. Additionally, Solterra will market these Q-Dots through various existing supply channels into various markets, including but not limited to medical diagnostics and printed electronics. The initial pilot scale up will take place at or near Rice University in Houston, Texas. The staff there will include one post doctorate, Professor Michael Wong the inventor of the technology and our Vice President in charge of quantum dot commercialization David Doderer. Following initial proof of scale production, the commercial production of quantum dots will likely be consolidated in a purpose built facility in Phoenix, Arizona, adjoining the proposed solar cell production line.

b)
Fabricate solar cells and optimize the performance of solar cells based on a blend of a suitable conjugated polymer and CdSe quantum dots (QDs).  The aim is to invest our best efforts to demonstrate and scale up production of low cost quantum dot solar cells having peak efficiency of greater than 6%. The efficiency of solar cells is the electrical power it puts out as percentage of the power in incident sunlight. Within the photovoltaic market, cell pricing and peak efficiency are key benchmarks for consumers in the decision for system selection and installation. The design and manufacture of Solterra's quantum dot based solar cells is projected to allow for the conversion of sunlight into usable electricity at a combination of efficiencies and cell cost at a very low "cents per kilowatt-hour" rate. This work is expected to be accomplished on site at the Arizona State University labs where we also maintain our corporate offices. The staff there includes three post doctorates three undergraduates, our Chief Science Officer, Professor Ghassan Jabbour and our CEO, Stephen Squires.

Objectives:

The Current Objectives of Solterra are as follows:
•
Become the first bulk manufacture of high quality tetrapod quantum dots and the first solar cell manufacturer to be able to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, Europe the Middle East and Asia.

•
Build a robust intellectual property portfolio in third generation photovoltaics. Success criteria include completion of preparation and filing of various patent applications in the area of Quantum Dot Solar Cell technology, by January 2010, defining and initiating the strategy to secure a reliable source of key materials by February 2010, and filing or acquiring additional process related patent applications in solar or printed electronics in general by July 2010, which intellectual property would be owned or controlled by Solterra.

•
Initiate scaled manufacturing of tetrapod quantum dots, based in part on technology licensed from William H. Marsh Rice University, and building on continued research.  Planning includes the implementation of one or more Solterra owned mini-batch lines for quantum dot conjugation and quality control studies, as well as a pilot line based on outcomes of collaboration with Access2Flow, an advanced flow chemistry consortium based in the Netherlands.  The design of the pilot line is intended such that the initial target output of the line, at approximately one kilogram per day, can be further scaled at least by an order of magnitude to 1,000 grams per day in 2010.  The output of the tetrapod quantum dots manufacturing will be used for Solterra’s quantum dot solar cells as well as stand-alone sales into the biomedical research fields and to third party developers of quantum dot products such as displays, memory and computer and consumer electronics.

•
Continue to develop and characterize the Quantum Dot Solar Cell product; moving towards pilot proof line for solar cells and leading to high throughput print line ultimately capable of yearly solar cell output near gigawatt range. Target cell efficiencies are 6% within one year, 10% within 2 years and greater than 20% within five years.  Coupled within cell cost per watt decreasing below $1.00/Watt, we intend to pursue initial product sales in late 2010 with significant increases in 2011.

Products:

Solar Panels

A solar cell or photovoltaic cell is a device that converts solar energy into electricity by the photovoltaic effect. Photovoltaics is the field of technology and research related to the application of solar cells as solar energy. Sometimes the term solar cell is reserved for devices intended specifically to capture energy from sunlight, while the term photovoltaic cell is used when the source is unspecified. Assemblies of cells are used to make solar modules or solar panels (as we refer to them), which may in turn be linked in larger photovoltaic arrays that can produce substantial amounts of electricity.

Solar cells have many applications. Individual cells are used for powering small devices such as electronic calculators. Photovoltaic (“PV”) arrays generate a form of renewable electricity, particularly useful in situations where electrical power from the grid is unavailable such as in remote area power systems, Earth-orbiting satellites and space probes, remote radiotelephones and water pumping applications. Photovoltaic electricity is also increasingly deployed in grid-tied electrical systems. Similar devices intended to capture energy radiated from other sources include thermophotovoltaic cells, betavoltaics cells, and optoelectric nuclear batteries.

Thin Film Quantum Dot PV Solar Cell: Solterra is expected to produce a low cost, easily processed quantum dot derived solar cell that operates at peak efficiency greater than 6%, and more importantly has a cost per kilowatt hour (“kWH”) comparable to conventional grid supplied power. Within the photovoltaic market, cell pricing and peak efficiency are key benchmarks for consumers in the decision for system selection and installation. At the end of the day, a combination of the two is what is really important for the consumer -- the actual cost for each kilowatt-hour produced. The cleanliness of all renewable energies makes these technologies attractive, and delivery of electricity at or near an equivalent cost to conventional fossil fuel produced energy will make total clean energy adoption inevitable. The design and manufacture of Solterra's quantum dot based solar cells is projected to allow for the conversion of sunlight into usable electricity at a combination of efficiencies and cell cost at a very low "cents per kilowatt-hour" rate. As Solterra approaches this "grid parity," we believe the decision for Solterra Solar Cells will be quickly made.

 Quantum Dots

Solterra has a worldwide exclusive license with Rice University for the manufacture of low cost, high quality tetrapod quantum dots using Rice developed intellectual property. Solterra is planning the scale up the bulk production of quantum dots based on this technology and intends to manufacture and sell these semiconductor materials for a broad range of emerging applications both in the United States and abroad.

According to the new report available at Electronics.ca Publications, the global market for quantum dots, which in 2008 is estimated to generate $28.6 million in revenues, is projected to grow over the next five years at a compound annual growth rate (“CAGR”) of 90.7%, reaching over $700 million by 2013.  Following the initially modest revenues generated by standalone colloidal quantum dots - primarily serving the life sciences, academic, and other industrial research and development communities - within the next 2 years several product launches with colloidal or in situ quantum dot underpinning will bolster market revenue considerably.

Quantum dots refer to one of several promising materials niche sectors that recently have emerged from the burgeoning growth area of nanotechnology. Quantum dots fall into the category of nanocrystals, which also includes quantum rods and nanowires. As a materials subset, quantum dots are characterized by particles fabricated to the smallest of dimensions from only a few atoms and upwards. At these tiny dimensions, they behave according to the rules of quantum physics, which describe the behavior of atoms and sub atomic particles, in contrast to classical physics that describes the behavior of bulk materials, or in other words, objects consisting of many atoms.

Current and future applications of quantum dots impact a broad range of industrial markets. These include, for example, biology and biomedicine; computing and memory; electronics and displays; optoelectronic devices such as LEDs, lighting, and lasers; optical components used in telecommunications; and security applications such as covert identification tagging or biowarfare detection sensors.”

Advantages of Quantum Dot Based Solar Cells

The efficiency of solar cells is the electrical power it puts out as percentage of the power in incident sunlight. One of the most fundamental limitations on the efficiency of a solar cell is the ‘band gap’ of the semi-conducting material used in conventional solar cells: the energy required to boost an electron from the bound valence band into the mobile conduction band. When an electron is knocked loose from the valence band, it goes into the conduction band as a negative charge, leaving behind a ‘hole’ of positive charge. Both electron and hole can migrate through the semi-conducting material.

In a solar cell, negatively doped (n-type) material with extra electrons in its otherwise empty conduction band forms a junction with positively doped (p-type) material, with extra holes in the band otherwise filled with valence electrons. When a photon with energy matching the band gap strikes the semiconductor, it is absorbed by an electron, which jumps to the conduction band, leaving a hole.

Both electron and hole migrate in the junction’s electric field, but in opposite directions. If the solar cell is connected to an external circuit, an electric current is generated. If the circuit is open, then an electrical potential or voltage is built up across the electrodes.

Photons with less energy than the band gap slip right through without being absorbed, while photons with energy higher than the band gap are absorbed, but their excess energy is wasted, and dissipated as heat. The maximum efficiency that a solar cell made from a single material can theoretically achieve is about 30 percent, but Management believes that in practice, the best achievable is about 25 percent.

It is possible to improve on the efficiency by stacking materials with different band gaps together in multi-junction cells. Stacking dozens of different layers together can increase efficiency theoretically to greater than 70 percent. But this results in technical problems such as strain damages to the crystal layers. The most efficient multi-junction solar cell is one that has three layers: gallium indium phosphide/gallium arsenide/germanium (GaInP/GaAs/Ge) made by the National Center for Photovoltaics in the US, which achieved an efficiency of 34 percent in 2001.

Recently, entirely new possibilities for improving the efficiency of photovoltaics based on quantum dot technology have opened up. Quantum dots have quantum optical properties that are absent in the bulk material due to the confinement of electron-hole pairs (called excitons) on the particle.

The first advantage of quantum dots is their tunable bandgap. It means that the wavelength at which they will absorb or emit radiation can be adjusted at will: the larger the size, the longer the wavelength of light absorbed and emitted.  The greater the bandgap of a solar cell semiconductor, the more energetic the photons absorbed, and the greater the output voltage.

On the other hand, a lower bandgap results in the capture of more photons including those in the red end of the solar spectrum, resulting in a higher output of current but at a lower output voltage. Thus, there is an optimum bandgap that corresponds to the highest possible solar-electric energy conversion, and this can also be achieved by using a mixture of quantum dots of different sizes for harvesting the maximum proportion of the incident light.

Another advantage of quantum dots is that in contrast to traditional semiconductor materials that are crystalline or rigid, quantum dots can be molded into a variety of different form, in sheets or three-dimensional arrays. They can easily be combined with organic polymers, dyes, or made into porous films in the colloidal form suspended in solution, they can be processed to create junctions on inexpensive substrates such as plastics, glass or metal sheets.

When quantum dots are formed into an ordered three-dimensional array, there will be strong electronic coupling between them so that excitons will have a longer life, facilitating the collection and transport of ‘hot carriers’ to generate electricity at high voltage. In addition, such an array makes it possible to generate multiple excitons from the absorption of a single photon.

Quantum dots are offering the possibilities for improving the efficiency of solar cells in at least two respects, by extending the band gap of solar cells for harvesting more of the light in the solar spectrum, and by generating more charges from a single photon.

Infrared photovoltaic cells – which transform infrared light into electricity - are attracting much attention, as nearly half of the approximately 1000W/m2 of the intensity of sunlight is within the invisible infrared region. So it is possible to use the visible half for direct lighting while harvesting the invisible for generating electricity.

Photovoltaic cells that respond to infrared – ‘thermovoltaics’ - can even capture radiation from a fuel-fire emitter; and co-generation of electricity and heat are said to be quiet, reliable, clean and efficient. A 1 cm2 silicon cell in direct sunlight will generate about 0.01W, but an efficient infrared photovoltaic cell of equal size can produce theoretically 1W in a fuel-fired system.

One development that has made infrared photovoltaics attractive is the availability of light-sensitive conjugated polymers - polymers with alternating single and double carbon-carbon (sometimes carbon-nitrogen) bonds. It was discovered in the 1970s that chemical doping of conjugated polymers increased electronic conductivity several orders of magnitude. Since then, electronically conducting materials based on conjugated polymers have found many applications including sensors, light-emitting diodes, and solar cells.

Conjugated polymers provide ease of processing, low cost, physical flexibility and large area coverage. They now work reasonably well within the visible spectrum.

Researchers led by Arthur Nozik at the National Renewable Energy Laboratory Golden, Colorado in the United States have demonstrated that the absorption of a single photon by their quantum dots yielded - not one exciton as is usually the case, but three of them.

The formation of multiple excitons per absorbed photon happens when the energy of the photon absorbed is far greater than the semiconductor band gap. This phenomenon does not readily occur in bulk semiconductors where the excess energy simply dissipates away as heat before it can cause other electron-hole pairs to form.

In semi-conducting quantum dots, the rate of energy dissipation is significantly reduced, and the charge carriers are confined within a minute volume, thereby increasing their interactions and enhancing the probability for multiple excitons to form.

Solterra’s Quantum Dot Solar Cell Architecture

Although there are many different nanotechnological approaches to developing solar cells, the general idea is the same for all. When light hits an atom in a semiconductor which in our case is the quantum dot tetrapod, those photons of light with lots of energy can push an electron out of its nice stable orbital around the atom. The electron is then free to move from atom to atom, like the electrons in a piece of metal when it conducts electricity.

Using nano-size bits of semiconductor, again in our case quantum dots, embedded in a conductive plastic maximizes the chance that an electron can escape the nanoparticle and reach the conductive plastic before it is "trapped" by another atom that has also been stripped of an electron. Once in the plastic, the electron can travel through wires connecting the solar cell to your electronic device.  It can then wander back to the nanocrystal to join an atom that has a positive charge.

As stated above, quantum dots improve the efficiency of solar cells in at least two respects, by extending the band gap of solar cells for harvesting more of the light in the solar spectrum, and by generating more charges from a single photon. “We have shown that solar cells based on quantum dots theoretically could convert more than 65 percent of the sun’s energy into electricity, approximately doubling the efficiency of solar cells”, said Arthur Nozik at the National Renewable Energy Laboratory led by Arthur Nozik.

This technology is also applicable to other thin-film devices--where it offers a potential four-fold increase in power-to-weight ratio over the state of the art. Intermediate-band gap solar cells require that quantum dots be sandwiched in an intrinsic region between the photovoltaic solar cells ordinary p- and n-type regions. The quantum dots form the intermediate band of discrete states that allow sub-band gap energies to be absorbed. However, when the current is extracted, it is limited by the bandgap, not the individual photon energies. The energy states of the quantum dot can be controlled by controlling the size of the dot.

Solterra’s high quality tetrapod quantum dots provide access to quantum effects that provide for greater power generation potential, and therefore greater efficiency per cell area and thus lower cost per watt produced. Prior research has shown that four-legged quantum dots are many times more efficient at converting sunlight into electricity than regular quantum dots.

Solterra’s manufacturing design relies on state-of-the-art but widely available high volume silkscreen and inkjet printing technologies. Solterra’s cell ingredients will be formulated into an ink medium compatible with such equipment. Solterra has negotiated a contractual funded optimization effort with Dr. Ghassan Jabbour, our Chief Science Officer, and Arizona State Universities Macro Technology Works in order to support this effort.

The solar power industry:

Today’s top ten solar cell manufactures are all manufacturing silicon based solar cells. Since the complex and relatively high cost of dicing and polishing pure silicon will never be a trivial task, it is unlikely we will see a significant drop in cost. The solar photovoltaic industry is divided into three generations of technology. The first generation technology PV products account for over 86% of the total market. This segment of the industry is made up of numerous large players including Sharp and Sanyo.

Three Generations of Photovoltaic Technology

1.
The first generation photovoltaic, consists of a large-area, single layer p-n junction diode, which is capable of generating usable electrical energy from light sources with the wavelengths of solar light. These cells are typically made using silicon wafer. First generation photovoltaic cells (also known as silicon wafer-based solar cells) are the dominant technology in the commercial production of solar cells, accounting for more than 86% of the solar cell market.

2.
The second generation of photovoltaic materials is based on the use of thin-film deposits of semiconductors. These devices were initially designed to be high-efficiency, multiple junction photovoltaic cells. Later, the advantage of using a thin-film of material was noted, reducing the mass of material required for cell design.

3.
Solterra is poised to be one of the front runners in large scale commercialization of third generation photovoltaic. Third generation photovoltaics are very different from the other two, broadly defined as semiconductor devices which do not rely on a traditional p-n junction to separate photo generated charge carriers. These new devices include photo electrochemical cells, Polymer solar cells, and nanocrystal solar cells.

Photovoltaics are a compelling long-term investment, and even at today's high prices, management believes that photovoltaic manufacturers are selling solar panels as fast as they can be produced.

The installed base of photovoltaics world wide is only slightly more than 10 gigawatts (12.6 GW is the electrical power generated by the Itaipu Dam, the world's largest hydroelectric power plant) out of 15 Terawatts (terawatt is 1012 watts) that is used worldwide. The main reason there is a shortage of production capacity is that photovoltaics are manufactured using polysilicon, the same semi-conductor substrate used for integrated circuits. For years, the photovoltaic manufacturers have bought their polysilicon from manufacturers who primarily produced this product for the computer industry. But in 2005, photovoltaic manufacturing output rose to over 1.6 gigawatts, and for the first time, the solar energy industry was competing with the computer industry to buy polysilicon. Photovoltaic panels consumed about one-third of the 30,000 tons of polysilicon produced worldwide in 2005, about 10,000 tons. There has been a worldwide shortage of polysilicon, which lead to a significant increase in the price.

Competitive Strengths

We believe that Solterra’s licensed technology provides us with a number of competitive strengths that position us to become a leader in the solar energy industry and compete in the broader electric power industry:

 Cost-per-Watt advantage. Our proprietary thin film technology should allow us to achieve an average manufacturing cost per watt less than $1.30 and position Solterra’s cells as one of the lowest priced in the world and significantly less than the per watt manufacturing cost of crystalline silicon solar modules.

Continuous and scalable production process. We will manufacture our solar cells on high-throughput production lines that complete all manufacturing steps, from semiconductor printing to final assembly and testing, in an automated, proprietary, continuous process.

Replicable production facilities. We will use a systematic replication process to build new production lines with operating metrics that are comparable to the performance of best of bread production lines. By expanding production, we believe we can take advantage of economies of scale, accelerate development cycles and leverage our operations, enabling further reductions in the manufacturing cost per watt of our solar cells.

Stable supply of raw materials.   We will not be constrained by shortages of semiconductor material, as we will be positioned to produce our own quantum dot materials.

Pre-sold capacity through Long Term Supply Contracts. We intend to pursue Long Term Supply Contracts which, if successfully entered into, would provide us with predictable net sales and enable us to realize economies of scale from capacity expansions quickly. By pre-selling the solar cells to be produced on future production lines, we expect to minimize the customer demand risk of our expansion plans.

Favorable system performance. Under real-world conditions, including variation in ambient temperature and intensity of sunlight, we believe systems incorporating our solar cells will generate more kilowatt hours of electricity per watt of rated power than systems incorporating crystalline silicon solar modules, increasing our end-users’ return on investment. Solterra solar cells successfully blend the needs for efficiency, low cost, and time to recoup investment. Furthermore, the solar panels will be easy to install due to their flexibility and low weight.

Market Opportunity

Global demand for electricity is expected to increase from 14.8 trillion kilowatt hours in 2003 to 27.1 trillion kilowatt hours in 2025, according to the Energy Information Administration. However, supply constraints, rising prices, dependence on foreign countries for fuel feedstock and environmental concerns could limit the ability of many conventional sources of electricity to supply the rapidly expanding global demand. These challenges create a growth opportunity for the renewable energy industry, including solar energy. According to the Department of Energy, solar energy is the only source of renewable power with a large enough resource base to supply a significant percentage of the world’s electricity needs.  Worldwide, annual installations by the photovoltaic industry grew from 0.4GW in 2002 to 1.7GW in 2006, representing an average annual growth rate of over 42%. In 2006, the cumulative installed capacity of solar modules worldwide reached just below 7GW.

Target Market Segment Strategy

Strategies

Our goal is to create a sustainable market for our solar modules by utilizing our proprietary thin film semiconductor technology to develop a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, Europe, the Middle East and Asia. We intend to pursue the following strategies to attain this goal:

Penetrate key markets rapidly. We expect to be a fully-integrated solar cell manufacturer. To the extent that our finances will permit in the future, we intend to place production lines in strategic locations over the course of many years across the globe which will enable us to diversify our customer base, gain market share in key solar cell markets and reduce our dependence on any individual country’s subsidy programs.

Further reduce manufacturing cost. We will deploy continuous improvement systems and tools to increase the throughput of all of our production lines and the efficiency of our workforce and to reduce our capital intensity and raw material requirements. In addition, as we expand production, we believe we can absorb fixed costs over higher production volumes, reduce fixed costs by manufacturing in low-cost regions such as Malaysia, negotiate volume-based discounts on certain raw material and equipment purchases and gain production and operational experience that translate into improved process and product performance.

Increase sellable Watts per module. We will constantly be driving several programs designed to increase the number of sellable watts per solar module, which is driven primarily by conversion efficiency.

Enter the mainstream market for electricity. We believe that our ability to enter the non-subsidized, mainstream market for electricity will require system development and optimization, new system financing options and the development of new market channels. As part of these activities, we anticipate developing other quantum dot renewable energy solutions beyond the solar cell that we plan to offer in select market segments.

The grid-tied Photovoltaic market is of importance because it is the fastest growing segment for Photovoltaics. Many of the early niche markets for solar were off-grid solutions such as emergency phone boxes, sail boats, and, of course, outer space. However, now that the price for Photovoltaic solar has dropped and can compete effectively with additional electric power sources (especially when energy rebates are considered), the grid-tied Photovoltaic systems has become the largest growing segment.  An appealing aspect of the potential large projects is that a large project can represent the sales volume in one transaction that might require hundreds of individual transactions for residential Photovoltaic solar applications and successfully obtaining these contracts can help us obtain other customer contracts. In addition, the lifetime requirements for some custom large projects may not be as stringent as for the regulated residential electricity market.

GROWTH OPPORTUNITIES

In North America, where we use far more oil than anywhere else on Earth, the vast majority (71%) of electrical power generation is entirely dependent on fossil fuels - coal (52%), gas (16%), and oil (3%). The world's natural gas is running out along with the oil, and the coal supply is not unlimited either. Nuclear energy contributes only one-fifth to the US power network, and 7% of power is hydroelectric. Only 2% of US electricity production is from renewable sources. As we continue to burning up the world's dwindling fossil energy sources at a terrifying rate, we simultaneously unleash catastrophic damage to the natural environment.

Production of photovoltaics (PV) jumped to 3,800 megawatts worldwide in 2007, up an estimated 50 percent over 2006. At the end of the year, according to preliminary data, cumulative global production stood at 12,400 megawatts, enough to power 2.4 million U.S. homes. Growing by an impressive average of 48 percent each year since 2002, PV production has been doubling every two years, making it the world’s fastest-growing energy source.

Photovoltaics, which directly convert sunlight into electricity, include both traditional, polysilicon-based solar cell technologies and new thin-film technologies. Thin-film manufacturing involves depositing extremely thin layers of photosensitive materials on glass, metal, or plastics. While the most common material currently used is amorphous silicon, the newest technologies use non-silicon-based materials such as cadmium telluride.

            A key force driving the advancement of thin-film technologies is a polysilicon shortage that began in April 2004. In 2006, for the first time, more than half of polysilicon production went into PVs instead of computer chips. While thin films are not as efficient at converting sunlight to electricity, they currently cost less and their physical flexibility makes them more versatile than traditional solar cells. Led by the United States, thin film grew from four percent of the market in 2003 to seven percent in 2006. Polysilicon supply is expected to match demand by 2010, but not before thin film obtains an estimate 20 percent of the market.

Government Support

           Ongoing US Department of Energy (DOE) grant announcements have been made pursuant to the US economic stimulus package.  We will continue to review these grant opportunities to see if there is a good fit for funding for our near and long term goals.  Regrettably, much of the stimulus money seems to be earmarked for solar generation from established sources like conventional silicon-based solar cells that otherwise may not be economically feasible.  However, the US House of Representatives passed its version of the American Clean Energy and Security Act (ACES) which would mandate significant additional electricity consumption to be supplied by renewable sources, totaling at least 15% of national demand by 2020.  We believe that cost effective solar such as ours, of high volume production capability is the only way that nationally we can meet these clean energy consumption goals.  As national and state program mandates are enforced, the economic incentives to purchase the energy from solar will undoubtedly mount.

Additionally, for consumers and manufactures of solar, impressive tax incentives have been established.  A commercial tax credit of 30% of the cost (plus installation and labor) for any installation at the Company’s facilities for the generation of electricity (see additional information below, but note that taking this credit may preclude participation in the following credit for pv cell manufacturers).   The American Recovery and Reinvestment Act of 2009 (H.R. 1), enacted in February 2009, established a new investment tax credit to encourage the development of a U.S.-based renewable energy manufacturing sector. In any taxable year, the investment tax credit is equal to 30% of the qualified investment required for an advanced energy project that establishes, re-equips or expands a manufacturing facility that produces equipment and/or technologies used to produce energy from the sun, wind, geothermal or "other" renewable resources.  Qualified investments generally include personal tangible property that is depreciable and required for the production process. Other tangible property may be considered a qualified investment only if it is an essential part of the facility, excluding buildings and structural components.

The U.S. Treasury Department will issue certifications for qualified investments eligible for credits to qualifying advanced energy project sponsors. In total, $2.3 billion worth of credits may be allocated under the program. After certification is granted, the taxpayer has one year to provide additional evidence that the requirements of the certification have been met and three years to put the project in service.   In determining which projects to certify, the U.S. Treasury Department must consider those which most likely will be commercially viable, provide the greatest domestic job creation, provide the greatest net reduction of air pollution and/or greenhouse gases, have great potential for technological innovation and commercial deployment, have the lowest levelized cost of generated (or stored) energy or the lowest levelized cost of reduction in energy consumption or greenhouse gas emissions, and have the shortest project time. The U.S. Treasury Department, in consultation with the U.S. Department of Energy, created additional specific program guidelines and an application process. Any taxpayer receiving this credit may not also receive a business energy investment tax credit.

Research and Development Tax Credit.

The bill would extend the research and development tax credit equal to 20 percent of the amount by which a taxpayer’s qualified research expenditures for a taxable year exceed its base amount for that year. The R&D tax credit expired December 31, 2007. The provision would be extended retroactively to January 1, 2008 and through the end of 2009. In addition, the proposal would increase the alternative simplified credit from 12% to 14% for the 2009 tax year, and repeal the alternative incremental research credit for the 2009 tax year. The proposal is effective for amounts paid or incurred after December 31, 2007. Thus, research expenditures incurred by the solar energy industry would qualify for the credit.

Direct tax and grant opportunities to the Company’s customers

Commercial solar credit: 30% of basis a company has invested in eligible property placed in service during the period 2006 through 2016.  Credit will drop to 10% of basis for property put into service after December 31, 2016 unless deadline is extended by US Congress.  The tax credit is a dollar-for-dollar reduction of income taxes that would otherwise be owed to the federal government.  The commercial credit may be claimed for spending on both equipment and installation cost, including labor.

The solar equipment can also usually be depreciated over five years on an accelerated basis (cost of equipment can be deducted and deductions are front loaded.  When 30% tax credit is claimed, only 85% of equipment cost is subject to depreciation, due to a reduction of the depreciable basis (100% cost – ½ of 30% = 85% cost is depreciable).  (See section 168(e)(3)(B)(vi)(I) of US Tax Code).

The owner of any commercial solar project laced in service in 2009 or 2010 – or that starts construction during 2009 or 2010 and is completed by 2016 – has the option to forego the tax credit and receive a check for the cash value from the US Treasury.  The owner would qualify for the same depreciation as if the owner claimed the tax credit. State rebates, buydowns, grants or other incentives do not decrease the amount eligible for the commercial solar credit if the company is required to pay federal income tax on the incentive.

Also, there is a Renewable Energy Production Incentive (REPI) which applies to renewable energy facilities and amounts to 2.1¢/kWh.  For homeowners, the tax credit that is available is also 30%, and a cap on the amount of the credit has been removed.

Finally, while the ultimate effect on solar initiatives is not completely clear, significant general benefit to our operations is expected from continued pressure to reduce carbon emissions as part of global carbon cap and trade programs.  Currently, it appears that for each megawatt of clean energy generated, four renewable energy credits (RECs) will be created.  This adds to the benefit that solar provides, and at competitive generation prices, inclusive of all tax credit incentives, the market for our advance solar cells is poised to enjoy considerable growth.

SALES AND MARKETING

Out of the top 45 major solar module manufacturers, only about half manufacture their own solar cells. The remaining half is purchasing their cells from third party suppliers. We believe Solterra’s solar cells will have a high probability of being an attractive alternative for these established manufacturers. Our initial sales strategy for both quantum dots and solar cells will be to develop and execute a value added reseller’s channel strategy. We are also pursuing strategic alliances with companies that have established sales, marketing and distribution networks. We also intend to penetrate into the Middle East markets in order to gain access to large grid tied renewable energy initiatives that are currently underway in these emerging markets. We intend to hire sales and marketing personnel as needed and attend applicable trade shows.

COMPETITION

Some of the largest and well financed enterprises in the solar manufacturing market do not have very much manufacturing capacity. Management believes that these companies have been waiting to see what technologies are the most efficient. As market trials begin to be successful, it is certain that there will be a significant number of acquisition and merger activities as companies move to achieve strategic advantage in the growing solar markets.

Adoption of solar energy has a simple market driving force. If people do not adopt solar energy, the planet will become unfit for human habitation. The fossil fuels are warming the planet at an increasing rate that makes life unsustainable if something does not change.

As stated above, there are 45 major solar module manufacturers, but only half manufacture their own solar cells. The remaining half is purchasing their cells from third party suppliers.  We believe Solterra’s solar cells will have a high probability of being an attractive alternative for these established value added resellers.

The manufacture of photovoltaic cells has expanded dramatically in recent years. Photovoltaic production has also been doubling every two years, increasing by an average of 48% each year since 2002, making it a fast growing energy technology.

As of February 2008, the German PV manufacturer Q-Cells surpassed Sharp as the #1 producer of solar cells. Founded in 1999, Q-Cells is a very young company which has risen like wildfire along with the solar industry itself. Although branching out into other solar technologies, the company has focused mainly on silicon cells. In fact, their recent ascent to the top is likely due to their ability to acquire an adequate amount of silicon during the recent polysilicon shortage.

Right up there with Sharp and Q-Cells is Suntech Power Corporation. Like Q-Cells, Suntech has focused primarily on silicon based solar cells and, only founded in 2001, is even younger than its German counterpart. Suntech is also diversifying within the solar industry and last year began construction on a thin film cell production plant. These are just the top three.

Worldwide, solar currently provides less than one percent of electricity demand but is projected to supply 26% of the worlds consumption by 2040. This industrial transition is expected to occur as solar generated electricity becomes cost effective throughout the United States and much of the world. Competition for sources of energies and the sale thereof is intense. Most companies have far greater experience and resources than our company. Fortunately, Management believes that the size and more importantly the ever increasing demand for cheap clean energy can provide consistent long term demand for low cost high efficiency solar cells which is the market that we intend to compete.

EMPLOYEES

As of September 30, 2009, Solterra had four full-time employees and one part-time employee. We anticipate that we will hire additional key staff  as financing permits in areas of Chief Operating Officer, Vice President Sales and Marketing; research and development, administration/accounting, business development, operations and sales/marketing.

License Agreement with Rice University

On August 20, 2008, Solterra entered into a License Agreement with Rice University. Rice is the owner of certain inventions and patent applications, know-how and rights pertaining to the synthesis of uniform nanoparticle shapes with high selectivity.  Solterra obtained the exclusive rights to license, develop, manufacture, market and exploit Rice’s inventions, patent applications and any issued patents for the manufacture and sale of photovoltaic cells and the manufacture and sale of quantum dots for electronic and medical applications. With respect to Rice’s patent applications, Rice made a provisional filing for an invention disclosure titled “synthesis of uniform nanoparticle shapes with high selectivity” with the United States Patent and Trademark Office on April 13, 2007 and a subsequent utility filing on April 11, 2008 under the Patent Cooperation Treaty (“PCT”). PCT enables the U.S. applicant to file one application, "an international application," in a standardized format in English in the U.S. Receiving Office (the U.S. Patent and Trademark Office), and have that application acknowledged as a regular national or regional filing in any State or region that is party to the PCT. Dr. Michael Wong who has been nominated and appointed to become a director of our company is the inventor of Rice’s patent application licensed by Solterra.

Our initial agreement with Rice requires the payment of certain patent fees to Rice and for us to acquire additional funding and to meet certain milestone by specific dates.  These milestones have been amended by agreement with Rice and currently include the following:

(a)	Licensee shall submit a business plan and/or a technology development to Rice prior to the Effective Date of this Agreement.
(b)           Licensee shall acquire $2,750,000 (two million seven hundred and fifty thousand dollars) in initial funding according to the following plan:
(i)  A first installment of $1,500,00 (one million five hundred thousand dollars) shall be received by November 5th, 2008.
(ii)  A second cumulative installment of $1,250,000 (one million two hundred fifty thousand dollars) shall be received by March 31, 2010.
(c)           Licensee shall be current with all payments of patent expenses due Rice under Section 4 of the License Agreement by November 15, 2009.
(d)           Licensee shall fund $79,930 (seventy-nine thousand nine hundred thirty dollars)(in direct costs) of sponsored research with Professor Michael Wong by October 31, 2008 and be current with all  direct costs due Rice under this agreement by November 30, 2009, and all payments, including overhead, by December 31, 2009.
(e)           Following the successful completion of the sponsored research goals with Michael Wong, Licensee shall demonstrate the scalability of the quantum dot production technology by January 31, 2010.
(f)            Licensee shall establish a QD production pilot plant capable of producing 1000 g/week by June 30, 2010.
(g)           Licensee shall start up a full scale QD production plant by June 30, 2010.
(h)           Licensee shall demonstrate a working model of a thin film quantum dot solar cell product using Rice Intellectual Property by April 30, 2010.  This working model shall achieve 6% efficiency at a manufactured cell cost of <$1.50/Watt, and have a consumer warranty regarding product lifetime performance comparable to existing photovoltaics.
(i)            Licensee shall receive an additional investment commitment of at least $1,000,000 (one million) dollars by June 30, 2010.
(j)            Licensee shall bring a 10MW capacity solar cell pilot production line on-stream by December, 2010.
(k)           Licensee shall offer for sale solar cells incorporating a Rice License Product on or before August 30, 2010.
(l)            Licensee shall bring a 100 Megawatt volume production facility for solar cells on stream by February 28, 2012.
(m)          Licensee shall offer for sale quantum dots manufacture with Rice Patents for electronic or medical applications on or before February 28, 2010.

Rice is entitled to receive during the term of the License Agreement certain royalties under the License Agreement of adjusted gross sales (as defined) ranging from 2% to 4% for photovoltaic cells and 7.5% of adjusted gross sales for quantum dots sold in electronic and medical applications. Minimum royalties payable under the License Agreement include $129,400 due August 1, 2010, $473,250 due August 1, 2011, $1,746,000 due August 1, 2012 and $3,738,000 due August 1, 2013 and each August 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. In the event of a Liquidity Event (as defined), Rice is entitled to receive from Licensee a fee of $750,000 within five business days of the Liquidity Event. The term of the License Agreement is to expire on the expiration date of Rice’s rights in its intellectual property and the Licensee’s rights are worldwide. Our Agreement with Rice provides for termination of the Agreement in the event that Solterra is determined to be insolvent. In November 2009, Rice agreed that it would not terminate the Agreement due to insolvency unless Solterra is insolvent on or after December 31, 2009.

Agreement with Arizona State University

Solterra has an agreement with Arizona State University (“ASU”) pursuant to which ASU at a cost of $835,000 will assist Solterra in scaling up or optimizing the solar cells so that they can be printed. At June 30, 2009, $320,000 of these costs in this agreement have been incurred, a further $515,000 will occur before the end of the fiscal year ended June 30, 2010.  ASU has agreed to provide the services of Ghassan Jabbour of the ASU School of Materials and Flexible Display Center as project director for this work. Separately, Mr. Jabbour has also agreed to serve as our Chief Science Officer and is an employee of Solterra.

Significant Employees and Consultants

Prior to November 2008, we have had no employees other than Greg Chapman, who served as our sole director and officer.  For our accounting requirements, Mr. Chapman utilized the consulting services of an independent bookkeeper to assist in the preparation of our interim financial statements in accordance with generally accepted accounting principles in the United States. Mr. Chapman was serving as our principal accounting officer.

As of September 30, 2009, we have four new full-time employees (including Stephen Squires and Brian Lukian) and one part-time employee namely, Dr. Ghassan E. Jabbour.  We anticipate that we will hire additional key staff upon receipt of financing in areas of Chief Operating Officer, Vice President Sales and Marketing; research and development, administration/accounting, business development, operations and sales/marketing.

Item 1.A.  Risk Factors

You should carefully consider the following risk factors, in addition to the other information presented in this Form 10-K, in evaluating us and  our business. Any of the following risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline, which in turn could cause you to lose all or part of your investment.

RISKS ASSOCIATED WITH INVESTING IN OUR COMPANY

Our business, operations and financial condition are subject to various risks. Some of these risks are described below and you should take these risks into account in making a decision to invest in our common stock. If any of the following risks actually occurs, we may not be able to conduct our business as currently planned and our financial condition and operating results could be seriously harmed. In that case, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

We need to continue as a going concern if our business is to succeed, if we do not we will go out of business.

Our independent accountant’s report to our audited consolidated financial statements for the period June 30, 2009 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

Our intended business is based solely on rights granted to Solterra pursuant to a license agreement with William Marsh Rice University.

Pursuant to an agreement dated August 20, 2008, we entered into an exclusive license agreement (the “License”) with Rice University to use, develop, manufacture, market and exploit certain inventions, patent applications and issued patents of licensor with respect to the manufacture and sale of photovoltaic cells and the manufacture and sale of quantum dots for electronic and medical applications. Our license agreement with Rice University requires Solterra to be financially solvent at all times on or after December 31, 2009, meet certain milestones and other obligations, conditions and to make certain royalty and other payments during the term of the license agreement.  Any default under the terms of our license agreement, which if not cured or waived by Rice University, could result in the loss of our exclusive license agreement and the right to manufacture and sell our intended products. The loss of our exclusive license agreement with Rice University would have a material adverse affect on our operations and investors could lose their entire investment.

We will need additional funds to meet our obligations under our Secured Debentures which become due and payable upon the earlier of November 4, 2011 or a default under the Transaction Documents.  Further, we need consent of Rice University to assign our license from Solterra to Hague and obtain the right to grant sub licenses.

Pursuant to Transaction Documents (as defined under item 1), we borrowed $1,500,000 from certain non-affiliated parties on November 4, 2008 and issued Debentures secured by a pledge of stock from Mr. Squires, our Chief Executive Officer and by our assets. We also entered into a 120 day Standstill Agreement effective June 1, 2009, which was amended in October 2009 to currently expire at the close of business on  December 1, 2009.  The Standstill Agreement provided for the resignation of Isaac Horton (which resignation occurred on November 12, 2009) and obligates Hague with the consent of Rice, which consent has not been obtained as of the filing date of this Form 10-K, to transfer its license with Rice University from Solterra to Hague and for Solterra to obtain an exclusive worldwide license to purchase quantum dots for solar purposes and to its sublicenses. We can provide no assurances that we will be able to meet our obligations under the Transaction Documents and Standstill Agreement, the failure of which could materially adversely affect our operations and business prospects and our ability to meet our obligations as they become due and payable under the Debentures.

We will need to raise significant additional capital in order to continue to grow our business and fund our operations which subjects us to the risk that we may be unable to grow our business and fund our operations as planned.

 While we are effectuating our business strategy, we expect to operate on a negative cash flow basis. We can provide no assurance that our current funds will be sufficient to fund operations over an extended period of time. Moreover, our business plans are based upon the need to raise substantial funds to become operational and to support our intended operations and plans for expansion and growth. As such, we can provide no assurances that we will be able to successfully raise additional financing as needed, on terms satisfactory to us, if at all. Any additional financing will also likely cause substantial dilution to our stockholders. Further, certain existing shareholders (the “Obligors”) have executed a promissory note to pay us $3,500,000 in cash or, with our consent, through the cancellation of up to 12,000,000 shares of our common stock. These obligations are in default and we have not received payment under the Note as required. We can provide no assurances that the Obligors will pay us $3,500,000 in cash under the terms of the Note, if at all. Our License Agreement with Rice and our operational needs require us to raise substantial additional financing. We can provide no assurances that these funds will be obtained on satisfactory terms to us, if at all.

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

We are in our early stages of development and face risks associated with a new company in a growth industry. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment. Even if we accomplish these objectives, we may not generate positive cash flows or the profits we anticipate in the future.

We are a development stage company and it may be difficult to evaluate our business prospects due to rapidly changing market landscape.

Solterra is a development stage company formed in May 2008 in order to commercialize low cost Quantum Dot production and low cost highly efficient Solar Panels incorporating Quantum Dots and Thin Film Technology pursuant to an exclusive license agreement with William Marsh Rice University. We have limited historical information about our company on which you can base an evaluation of our business and prospects. As a development stage company, we are subject to all the risks involved in a start-up business. We can provide no assurances that our operations will be profitable in the future.

The solar power market is rapidly evolving and is experiencing technological advances and new market entrants. Our future success will require us to scale our manufacturing capacity significantly; even though our business model, technologies and processes are unproven at significant scale. We are in the early stages of final product development, and we have limited experience upon which to predict whether it will be successful. As a result, you should consider our business and prospects in light of the risks, expenses and challenges that we will face as a development stage company seeking to develop and manufacture new products in a growing and rapidly evolving market.  We expect to continue to make significant capital expenditures and anticipate that our expenses will increase as we seek to:

•	establish our manufacturing operations, initially domestically or potentially internationally at a future date;

•	develop our distribution network;

•	continue to research and develop our products and manufacturing technologies;

•	implement internal systems and infrastructure to support our growth; and

•	hire additional personnel.

We do not know whether our revenues will grow at all or grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results.

Our future success depends on our ability to develop our manufacturing capacity. If we are unable to achieve our capacity expansion goals, it would limit our growth potential and impair our operating results and financial condition.

We can provide no assurance that we will be successful in establishing production facilities or, once established, that we will attain the expected manufacturing capacity or financial results. Our ability to complete the planning, construction and equipping of manufacturing facilities is subject to significant risk and uncertainty, including:

•
We will need to raise significant additional capital in order to finance the costs of constructing and equipping of large scale manufacturing facilities, which we may be unable to do so on reasonable terms or at all, and which could be dilutive to our existing stockholders;

•
The build-out of any facilities will be subject to the risks inherent in the development of a manufacturing facility, including risks of delays and cost overruns as a result of a number of factors, many of which may be out of our control, such as delays in government approvals, burdensome permit conditions and delays in the delivery of manufacturing equipment from numerous suppliers; and

•
We may be required to depend on third parties or strategic partnerships that we establish in the development and operation of additional production capacity, which may subject us to risks that such third parties do not fulfill their obligations to us under our arrangements with them.

If we are unable to develop and successfully operate manufacturing facilities, or if we encounter any of the risks described above, we may be unable to scale our business to the extent necessary to improve results of operations and achieve profitability. Moreover, there can be no assurance that if we do expand our manufacturing capacity that we will be able to generate customer demand for our solar power products at these production levels or that we will increase our revenues or achieve profitability.

We may be unable to effectively manage the expansion of our operations.

We expect to expand our business significantly in order to satisfy demand for our quantum dots and solar power products and obtain market share. To manage the development and expansion of our operations, we will be required to improve our operational and financial systems, procedures and controls and expand, train and manage a larger employee base. Our management will also be required to maintain and expand our relationships with distribution partners, suppliers and other third parties and attract new distribution partners and suppliers. In addition, our current and planned operations, personnel, systems and internal procedures and controls might be inadequate to support our future growth. If we cannot manage our growth effectively, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, and our business and results of operations could be harmed.

There are significant risks associated with the completion of development and facilities which may cause budget overruns or delays in completion of the projects.

Construction, equipment or staffing problems or difficulties in obtaining all of the requisite licenses, permits or authorizations from regulatory authorities could delay or prevent the construction or opening or otherwise affect our development and manufacturing facilities. Failure to complete our manufacturing facilities within budget or on schedule may have a significant negative effect on our financial condition and results of operations.

Any damage to or breakdown of our manufacturing equipment at a time when we are manufacturing commercial quantities of our products may have a material adverse impact on our business. For example, a supplier’s failure to supply this equipment in a timely manner, with adequate quality and on terms acceptable to us, could delay our manufacturing capacity expansion and otherwise disrupt our production schedule or increase our costs of production.  If we fail to develop successfully our new solar power products or technologies, we will likely be unable to recover the costs we have incurred to develop these products and technologies and may be unable to increase our revenues and to become profitable. Some of our new product and manufacturing technologies are unproven at commercial scale and represent a departure from conventional solar power technologies, and it is difficult to predict whether we will be successful in completing their development. In addition, we intend to invest significantly in developing state of the art manufacturing processes designed to reduce our total costs of production. If our development efforts regarding new manufacturing processes are not successful, and we are unable to increase the efficiency and decrease the costs of our intended manufacturing process, we may not be able to reduce the price of our products, which might prevent our products from gaining wide acceptance, and our gross margins may be negatively impacted.

Our solar power products may not gain market acceptance, which would prevent us from achieving increased revenues and market share.

The development of a successful market for our solar power products may be adversely affected by a number of factors, many of which are beyond our control, including:

•	our failure to produce solar power products that compete favorably against other solar power products on the basis of cost, quality and performance;
•
our failure to produce solar power products that compete favorably against conventional energy sources and alternative distributed generation technologies, such as wind and biomass, on the basis of cost, quality and performance;

•	whether or not customers will accept our new technology; and
•	our failure to develop and maintain successful relationships with distributors, systems integrators, project developers and other resellers, as well as strategic partners.

If our solar power products fail to gain market acceptance, we would be unable to increase our revenues and market share and to achieve and sustain profitability.

Technological changes in the solar power industry could render our solar power products uncompetitive or obsolete, which could reduce our market share and cause our revenues to decline.

The solar power market is characterized by continually changing technology requiring improved features, such as increased efficiency, higher power output and lower price. Our failure to further refine our technology and develop and introduce new solar power products could cause our products to become uncompetitive or obsolete, which could reduce our market share and cause our revenues to decline. The solar power industry is rapidly evolving and competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the solar power industry and to effectively compete in the future. A variety of competing solar power technologies are under development by other companies that could result in lower manufacturing costs or higher product performance than those expected for our solar power products. Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of solar power products.

Our ability to develop market share and revenues depends on our ability to successfully grow our distribution relationships and distribution channels.

If we are unable to develop successfully our distribution relationships and distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our revenues by entering new markets in which we have little experience selling our products, our ability to increase market share and revenues will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our products and our low brand recognition as a new entrant.

We face risks associated with the marketing, distribution and sale of our solar power products and if we are unable to effectively manage these risks, it could impair our ability to develop expand our business.

Significant management attention and financial resources will be required to develop successfully our sales channels. In addition, the marketing, distribution and sale of our solar power products outside the United States expose us to a number of markets in which we have limited experience. If we are unable to manage effectively these risks, it could impair our ability to grow our business abroad. These risks include:

•	difficult and expensive compliance with the commercial and legal requirements;
•
encountering trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could affect the competitive pricing of our solar power products and reduce our market share in some countries;

•	unavailability of government grants from foreign sources, or for government grants that have been approved, risk of forfeiture or repayment in whole or in part:
•	fluctuations in currency exchange rates relative to the U.S. dollar;
•	limitations on dividends or restrictions against repatriation of earnings;
•	difficulty in recruiting and retaining individuals skilled in international business operations; and
•	increased costs associated with maintaining international marketing efforts.

Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share.

Consistent with standard practice in the solar industry, the duration of our product warranties is lengthy. Our standard product warranty is expected to include a five-year warranty period for defects in material and workmanship and a 20-year warranty period for declines in power performance beyond specified levels. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. The possibility of future product failures could cause us to incur substantial expenses to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.

Our success in the future may depend on our ability to establish and maintain strategic alliances, and any failure on our part to establish and maintain such relationships could adversely affect our market penetration and revenue growth.

Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the competitive position of our technology and our products relative to our competitors. We can provide no assurance that we will be able to establish new strategic relationships in the future. In addition, strategic alliances that we may establish, will subject us to a number of risks, including risks associated with sharing proprietary information, loss of control of operations that are material to our business and profit-sharing arrangements. Moreover, strategic alliances may be expensive to implement, require us to issue additional shares of our common stock and subject us to the risk that the third party will not perform its obligations under the relationship, which may subject us to losses over which we have no control or expensive termination arrangements. As a result, even if our strategic alliances with third parties are successful, our business may be adversely affected by a number of factors that are outside of our control.

The success of our business depends on the continuing contributions of our key personnel and our ability to attract and retain new qualified employees in a competitive labor market.

 Our future success depends to a significant degree on the skills, experience and efforts of our executive officers, namely, Stephen Squires and Ghassan E. Jabbour, SPIE, Fellow. The loss of the services of either of these individuals could harm our business. While we currently do not have employment agreements with these individuals, we expect to enter into employment contracts with them in the near future.  We have not obtained life insurance on any key executive officers. If any executive officer left us or were seriously injured and become unable to work, our business could be harmed.

The reduction or elimination of government subsidies and economic incentives for solar technology could cause our revenues to decline.

We believe that the growth of the majority of our target markets depends on the availability and size of government subsidies and economic incentives for solar technology. Today, the cost of solar power substantially exceeds the cost of power furnished by the electric utility grid. As a result, federal, state and local governmental bodies in many countries, most notably the United States, Japan and Germany, have provided subsidies in the form of cost reductions, tax incentives and other incentives to end users, distributors, systems integrators, other resellers and manufacturers of solar power products to promote the use of solar energy and to reduce dependency on other forms of energy. In the future, these government subsidies and economic incentives could be reduced or eliminated altogether. For example, German subsidies decline at a rate of 5.0% to 6.5% per year (based on the type and size of the PV system) and the German Federal Ministry for the Environment recently announced a gradual increase of two percentage points from 2010 through 2011 and three percentage points in 2012 in the rate at which German subsidies decline. In addition, the Emerging Renewables Program in California has finite funds that may not last through the current program period. California subsidies have declined in the past and will continue to decline as cumulative installations exceed stated thresholds. Net metering policies in California, which currently only require each investor owned utility to provide net metering up to 2.5% of its aggregate customer peak demand, could also limit the amount of solar power installed within California. Further, the 30% investment tax credit for solar energy manufacturers provided in the Energy Policy Act of 2005 was set to expire after 2008, but was extended by the United States federal government for an additional eight years. Any future reduction or elimination of government subsidies and economic incentives would likely reduce the size of these markets and/or result in increased price competition, which could cause our revenues to decline.

If solar power technology is not suitable for widespread adoption or sufficient demand for solar power products does not develop or takes longer to develop than we anticipate, our revenues would not significantly increase and we would be unable to achieve or sustain profitability.

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

•	cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

•	success of alternative distributed generation technologies such as fuel cells, wind power and micro turbines;

•
fluctuations in economic and market conditions that impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	capital expenditures by customers that tend to decrease when the United States or global economy slows;

•	continued deregulation of the electric power industry and broader energy industry; and

•	availability of government subsidies and incentives.

We face intense competition from other companies producing solar power and other energy generation products. If we fail to compete effectively, we may be unable to increase our market share and revenues.

The solar power market is intensely competitive and rapidly evolving. Management believes that there are over 100 companies that are engaged in manufacturing photovoltaic products or have announced an intention to do so. Many of our competitors have established a market position more prominent than ours, and if we fail to attract and retain distribution partners and establish a successful distribution network for our solar power products, we may be unable to obtain anticipated sales and market share. There are a large number of companies in the world with substantially more capital and experience than us that produce solar power products, including, without limitation, BP Solar International Inc., First Solar, Inc., Kyocera Corporation, Mitsubishi, RWE Schott Solar, Inc., Sanyo Corporation, Sharp Corporation, Evergreen Solar, Solar World AG, SunPower Corporation and SunTech Power Holdings Co., Ltd. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. We can provide no assurances that we will be able to successfully compete in our intended markets.

If we are unable to protect our intellectual property adequately, we could lose our competitive advantage in the solar power market.

Our ability to compete effectively against competing solar power technologies will depend, in part, on our ability to protect our current and future licensed and other proprietary technology, product designs and manufacturing processes by obtaining, maintaining, and enforcing our intellectual property rights through a combination of licenses, patents, copyrights, trademarks, and trade secrets and also through unfair competition laws. We may not be able to obtain, maintain or enforce adequately our intellectual property and may need to defend our products against infringement or misappropriation claims, either of which could result in the loss of our competitive advantage in the solar power market and materially harm our business and profitability. We face the following risks in protecting our intellectual property and in developing, manufacturing, marketing and selling our products:

•    possible loss of our exclusive license with William Marsh Rice University;

•
we cannot be certain that Rice University’s pending patent applications will result in issued patents or that the claims in any issued patents are or will be sufficiently broad to prevent others form developing or using technology similar to ours or in developing, using, manufacturing, marketing or selling products similar to ours;

•
given the costs of obtaining patent protection, we may choose not to file patent applications for or not to maintain issued patents for certain innovations that later turn out to be important, or we may choose not to obtain foreign patent protection at all or to obtain patent protection in only some of the foreign countries, which later turn out to be important markets for us;

•
although we intend to have a number of foreign patents and applications as well as the two held by Rice University, the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as laws in the United States, and we may encounter difficulties in protecting and defending our rights in such foreign jurisdictions;

•
third parties may design around our licensed technologies, and there is no assurance that any licensed patents and other intellectual property rights will be sufficient to deter infringement or misappropriation of our intellectual property rights by others;

•	third parties may seek to challenge or invalidate any licensed patents, which can result in a narrowing of or invalidating our patents, or rendering our licensed patents unenforceable;

•
we may have to participate in proceedings such as interference, cancellation, or opposition, before the United States Patent and Trademark Office, or before foreign patent and trademark offices, with respect to our licensed patents, patent applications, trademarks or trademark applications or those of others, and these actions may result in substantial costs to us as well as a diversion of management attention;

•
although we are not currently involved in any litigation involving intellectual property rights, we may need to enforce our intellectual property rights against third parties for infringement or misappropriation or defend our intellectual property rights through lawsuits, which can result in significant costs and diversion of management resources, and we may not be successful in those lawsuits;

•
we rely on trade secret protections to protect our interests in proprietary know-how and processes for which patents are difficult to obtain or enforce; however, we may not be able to protect our trade secrets adequately; and

•
the contractual provisions on which we rely to protect our trade secrets and proprietary information, such as our confidentiality and non-disclosure agreements with our employees, consultants and other third parties, may be breached, and our trade secrets and proprietary information may be disclosed to competitors, strategic partners and the public, or others may independently develop technology equivalent to our trade secrets and proprietary information.

Our technology and products could infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business.

In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries. There may be patents or patent applications in the United States or other countries that are pertinent to our products or business of which we are not aware. The technology that we incorporate into and use to develop and manufacture our current and future solar power products may be subject to claims that they infringe the patents or proprietary rights of others. The success of our business will also depend on our ability to develop new technologies without infringing or misappropriating the proprietary rights of others. Third parties may allege that we infringe patents, trademarks or copyrights, or that we misappropriated trade secrets. These allegations could result in significant costs and diversion of the attention of management.

If a successful claim were brought against us and we are found to infringe a third party’s intellectual property right, we could be required to pay substantial damages, including treble damages if it is determined that we have willfully infringed such rights, or be enjoined from using the technology deemed to be infringing or using, making or selling products deemed to be infringing. If we have supplied infringing products or technology to third parties, we may be obligated to indemnify these third parties for damages they may be required to pay to the patent holder and for any losses they may sustain as a result of the infringement. In addition, we may need to attempt to license the intellectual property right from such third party or spend time and money to design around or avoid the intellectual property. Any such license may not be available on reasonable terms, or at all. Regardless of the outcome, litigation can be very costly and can divert management’s efforts. An adverse determination may subject us to significant liabilities and/or disrupt our business.

We may be unable to protect adequately or enforce our proprietary information, which may result in its unauthorized use, reduced revenues or otherwise reduce our ability to compete.

Our business and competitive position depend upon our ability to protect our licensed and other proprietary technology, including any manufacturing processes and solar power products that we develop. Despite our efforts to protect this information, unauthorized parties may attempt to obtain and use information that we regard as proprietary. Any patents issued to our licensor or us in connection with our efforts to develop new technology for solar power products may not be broad enough to protect all of the potential uses of the technology.

In addition, when we do not control the prosecution, maintenance and enforcement of certain important intellectual property, such as a technology licensed to us, the protection of the intellectual property rights may not be in our hands. If the entity that controls the intellectual property rights does not adequately protect those rights, our rights may be impaired, which may impact our ability to develop, market and commercialize the related solar power products.

Our means of protecting our proprietary rights may not be adequate, and our competitors may:

       •       independently develop substantially equivalent proprietary information, products and techniques;

       •       otherwise gain access to our proprietary information; or

       •       design around our licensed patents (if any) or other intellectual property.

We intend to pursue a policy of having our employees, consultants and advisors execute proprietary information and invention agreements when they begin working for us. However, these agreements may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. If we fail to maintain trade secret and patent protection, our potential, future revenues may be decreased.

Licenses for technologies and intellectual property may not be available to us.

We have entered into license agreements for technologies and intellectual property rights, including quantum dots. Our license agreement, which currently does not permit us the right to grant sublicenses, is subject to terms and conditions which may limit our ability to use the licensed intellectual property under certain circumstances. For example, our quantum dot license may terminate if we materially breach the license agreement or if we abandon the construction of a manufacturing facility to exploit the licensed technology. We may need to enter into additional license agreements in the future for other technologies or intellectual property rights of third parties. Such licenses, however, may not be available to us on commercially reasonable terms or at all.

Existing regulations and changes to such regulations concerning the electrical utility industry may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as internal policies and regulations promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar power products. For example, utility companies commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase the cost to our customers of using our solar power products and make them less desirable, thereby harming our business, prospects, results of operations and financial condition.

We anticipate that our solar power products and their installation will be subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. There is also a burden in having to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us and our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar power products.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in potentially significant monetary damages and penalties and adverse publicity.

If we fail to comply with present or future environmental laws or regulations we may be required to pay substantial civil or criminal penalties, incur significant capital expenditures, suspend or limit production or cease operations. Any failure by us to control the use of or generation of, or to restrict adequately the discharge or disposal of, hazardous substances or wastes or to otherwise comply with the complex, technical environmental regulations governing our activities could subject us to potentially significant monetary damages and penalties, criminal proceedings, third party property damage or personal injury claims, natural resource damage claims, cleanup costs or other costs, or restrictions or suspensions of our business operations. In addition, under some foreign, federal and state statutes and regulations governing liability for releases of hazardous substances or wastes to the environment, a governmental agency or private party may seek recovery of response costs or damages from generators of the hazardous substances or operators of property where releases of hazardous substances have occurred or are ongoing, even if such party was not responsible for the release or otherwise at fault. Also, federal, state or international environmental laws and regulations may ban or restrict the availability and use of certain hazardous or toxic raw materials that are or may be used in producing our products, and substitute materials may be more costly or unsatisfactory in performance. We believe that we either have all environmental permits necessary to conduct our business or have initiated the process to obtain additional or modified environmental permits needed to conduct our business. While we are not aware of any outstanding, material environmental claims, liabilities or obligations, future developments such as the implementation of new, more stringent laws and regulations, more aggressive enforcement policies, or the discovery of unknown environmental conditions associated with our current or past operations or properties may require expenditures that could have a material adverse effect on our business, results of operations or financial condition. Any noncompliance with or incurrence of liability under environmental laws may subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our products.

Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant monetary penalties and adverse publicity.

Our intended manufacturing operations and research and development activities involve the use of mechanical equipment which involve a risk of potential injury to our employees. These operations are subject to regulation under the Occupational Safety and Health Act, or OSHA. If we fail to comply with OSHA requirements, or if an employee injury occurs, we may be required to pay substantial penalties, incur significant capital expenditures, suspend or limit production or cease operations. Also, any such violations, employee injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our products.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

Like other retailers, distributors and manufacturers of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products we sell results in injury. Since our products are electricity producing devices, it is possible that consumers could be injured or killed by our products, whether by product malfunctions, defects, improper installation or other causes. In addition, since revenues generated from our existing products have been modest and the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether or not product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. We intend to rely on our general liability insurance to cover product liability claims and currently do not expect to obtain separate product liability insurance. The successful assertion of product liability claims against us could result in potentially significant monetary damages and if our insurance protection is inadequate to cover these claims, they could require us to make significant payments. Also, any product liability claims and any adverse outcomes with respect thereto may subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our products.

Our sales, marketing and distribution plans may substantially rely on the efforts and abilities of third parties and such plans may not be successful.

We intend to sell our solar panels using domestic and international distributors, system integrators, project developers and other resellers, who will often add value through system design by incorporating our solar panels with inverters and other electronics, mounting structures and wiring systems. Most of our distribution partners will have a geographic or applications focus. Our distribution partners will likely include companies that are exclusively solar power system resellers as well as others for whom solar power is an extension of their core business, such as engineering design firms or other energy product marketers.

We expect to collaborate closely with a relatively small number of resellers both domestically and in the future internationally. We are actively working to recruit our distribution partners by very careful selection of a few accounts and channel partners. We intend to selectively pursue additional strategic relationships with other companies worldwide for the joint marketing, distribution and manufacturing of our products. These resellers are expected to range from large, multinational corporations to small, development-stage companies, each chosen for their particular expertise. We believe that these relationships will enable us to leverage the marketing, manufacturing and distribution capabilities of other companies, explore opportunities for additional product development and more easily enter new geographic markets in a cost effective manner, attract new distribution partners and develop advanced solar power applications.  Our sales, marketing and distribution plans may substantially rely on the efforts and abilities of third parties and such plans may not be successful. Moreover, we face risks associated with the marketing, distribution and sale of our solar power products internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.”

RISKS RELATED TO OUR COMMON STOCK

Our common stock trades on a limited basis since listing on the Over the Counter Bulletin Board and there can be no assurance that an established trading market will develop.

Our common stock trades on a limited basis since listing in the OTC Electronic Bulletin Board. Accordingly, there is no established trading market for the common stock.  As of November 9, 2009,  we have a public float of 24,600,000 shares beneficially owned by a limited number of public shareholders, which may result in high volatility in trading of our common stock, should a public market develop.

If an established trading market for our common stock does develop, trading prices may be volatile.

In the event that an established trading market develops in the future, of which there can be no assurances given, the market price of our shares of common stock may be based on factors that may not be indicative of future market performance. Consequently, the market price of our common stock after this transaction may vary greatly. If a market for our common stock develops, there is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

	variations in our quarterly operating results;
	announcements that our revenue or income/loss levels are below analysts' expectations;

	general economic slowdowns;
	changes in market valuations of similar companies;

	announcements by us or our competitors of significant contracts; and/or
	acquisitions, strategic partnerships, joint ventures or capital commitments.

There is no assurance that our common stock will remain on the OTB Bulletin Board.

In order to maintain the quotation of our shares of common stock on the OTC Bulletin Board, we must remain a reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”). This requires us to comply with the periodic reporting and proxy statement requirements of the Exchange Act. It is possible that our common stock could be removed from the OTC Bulletin Board and then be traded on the less desirous Pink Sheets. In either venue, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

We are subject to the reporting requirements of the federal securities laws, which can be expensive.

We are a public reporting company in the United States and, accordingly, subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports and other information with the SEC will cause our expenses to be higher than they would be if we were a privately-held company.

Our Common Stock may be considered to be a “penny stock” and, as such, the market for our Common Stock may be further limited by certain Commission rules applicable to penny stocks.

To the extent the price of our Common Stock remains below $5.00 per share or we have a net tangible assets of $5,000,000 or less, our common shares will be subject to certain “penny stock” rules promulgated by the Commission. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000).  For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm.  These rules and regulations adversely affect the ability of brokers to sell our common shares in the public market should one develop and they limit the liquidity of our Shares.

The issuance or sale of equity, convertible or exchangeable securities in the market, or the perception of such future sales or issuances, could lead to a decline in the price, if any, of our common stock.

Any issuance of equity, convertible or exchangeable securities, including for the purposes of financing acquisitions and the expansion of our business, may have a dilutive effect on our existing stockholders. In addition, the perceived risk associated with the possible issuance of a large number of shares or securities convertible or exchangeable into a large number of shares could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. Subsequent sales of our common stock in the open market or the private placement of our common stock or securities convertible or exchangeable into our common stock could also have an adverse effect on the market price, if any, of our shares. If our stock price declines, it may be more difficult for us to or we may be unable to raise additional capital.

In addition, future sales of substantial amounts of our currently outstanding common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. We cannot predict what effect, if any, future sales of our common stock, or the availability of shares for future sales, will have on the market price of our stock.

The price of common stock may fluctuate significantly, which could result in substantial losses for our stockholders and subject us to litigation.

The market price, if any, of our common stock also may be adversely impacted by broad market and industry fluctuations regardless of our operating performance, including general economic and technology trends. The various stock markets in general have, from time to time, experienced extreme price and trading volume fluctuations, and the market prices of technology companies such as ours have been extremely volatile. In addition, some companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may be involved in securities class action litigation in the future. This litigation often results in substantial costs and a diversion of management’s attention and resources.

Our operating results will be subject to quarterly fluctuations which could lead to uncertainty in the marketplace.

Our revenue may fluctuate significantly from quarter to quarter in the future due to a variety of factors, including, without limitation:

•  the size and timing of orders and shipments of our intended products;

•  the rate and cost at which we are able to expand our manufacturing capacity to meet product demand, including the rate and cost at which we are able to implement advances in our quantum dot, thin film technology;

•  our ability to establish and expand key distribution partners and supplier relationships;

•  our ability and the terms upon which we are able to raise capital sufficient to finance the expansion of our manufacturing capacity and our sales and marketing efforts;

•  our ability to establish strategic relationships with third parties to accelerate our growth plans;

•  the amount and timing of expenses associated with our research and development programs and our ability to develop enhancements to our manufacturing processes and our products;

•  delays associated with the supply of specialized materials necessary for the manufacture of our solar power products;

•  our ability to execute our cost reduction programs;

•  charges resulting from replacing existing equipment or technology with new or improved equipment or technology as part of our strategy to expand our manufacturing capacity and to decrease our per unit manufacturing cost;

•  developments in the competitive environment, including the introduction of new products or technological advancements by our competitors; and

•  the timing of adding the personnel necessary to execute our growth plan.

We anticipate that our operating expenses will continue to increase significantly, particularly as we develop our internal infrastructure to support our anticipated growth. If our product revenues in any quarter do not increase correspondingly, our net losses for that period will increase. Moreover, given that a significant portion of our operating expenses is largely fixed in nature and cannot be quickly reduced, if our product revenues are delayed or below expectations, our operating results are likely to be adversely and disproportionately affected. For these reasons, quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and you should not rely on results of operations in any particular quarter as an indication of future performance. If our quarterly revenue or results of operations fall below the expectations of investors or public market analysts in any quarter, the market value of our common stock would likely decrease, and it could decrease rapidly and substantially.

THE FOREGOING RISK FACTORS DO NOT PURPORT TO BE A COMPLETE EXPLANATION OF THE RISKS INHERENT IN AN INVESTMENT IN THE COMPANY.

Item 2.                     Description of Property

Since inception of Solterra, Solterra utilizes the home of Stephen Squires in Scottsdale, Arizona as an executive office.  During the year ended June 30, 2009 the Company has reimbursed Stephen Squires $11,040 for the use of his premises.  The Company has also leased about 200 square feet of laboratory office space from Arizona State University (“ASU”) at a cost of $410.00 per month.

Item 3.     Legal Proceedings

We are not a party to any pending legal proceedings. Our property is not the subject of any pending legal proceedings. To our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party.

Item 4.                     Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended June 30, 2009.

PART II

Item 5.                     Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal United States market for our common equity is the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”), a quotation medium for subscribing members.  Since February 27, 2008, our common stock has been available for quotation and trading on the OTC Bulletin Board under the symbol “HGUE.”

The table below sets out the range of high and low sales information for our common stock for each quarterly period from February 27, 2008 through June 30, 2009.

Quarter Ended	High	Low
September 30, 2009	.115	.1075
June 30, 2009	.102	.09
March 31, 2009	.065	.06
December 31, 2008	.40	.20
September 30, 2008	1.00	1.00
June 30, 2008	1.00	1.00
March 31, 2008	.02	.02 (1)

(1) Commenced trading on the OTC BB on February 27, 2008.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of November 5, 2009, there were approximately 900 beneficial holders of our common stock, but only 20 stockholders of record.

Dividends

We have not paid dividends on our common stock, and do not anticipate paying dividends on our common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans

As of June 30, 2009, we have no compensation plans under which our equity securities are authorized for issuance. See “Item 11.”

Performance graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Issuer Repurchases of Equity Securities

From inception through the filing date of this Form 10-K, there have been no repurchases of our equity securities, other than Mr. Chapman’s voluntary cancellation of 40,000,000 shares of our Common Stock as described in Item 1.

Recent Sales of Unregistered Securities

 For the year ended June 30, 2009 and the quarter ended September 30, 2009, there were no sales of unregistered securities, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Nov. 4, 2008	Common Stock	41,250,000 Shares	Share exchange pursuant to Plan of Reorganization; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.
Nov. 4, 2008	Common Stock and Debentures	3,525,000 shares and $1,500,000 Debentures	$1,500,000; $150,000 of finder’s fees	Section 4(2).	Notes are convertible at $.2667 per share.
March, 2009	Common Stock	506,493 Shares	Shares issued in exchange for interest of $30,667; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.
June, 2009	Common Stock Warrants	1,000,000 Shares	Warrants issued as part of a Standstill Agreement; no commissions paid.	Section 4(2) and/or Rule 506.	Warrants are exercisable at $0.25 per share over a period of 18 months.
November , 2009	Common Stock	843,674	Shares issued in exchange For interest of $60,000; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.

Item 6.        Selected Financial Data

Not applicable.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future plan of operations, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from forecasted results.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other Company filings with the Securities and Exchange Commission and in our reports to stockholders. Statements that relate to other than strictly historical facts, such as statements about the Company's plans and strategies and expectations for future financial performance are forward-looking statements within the meaning of the Act. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will” and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance, and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See “Risk Factors” for a discussion of events and circumstances that could affect our financial performance or cause actual results to differ materially from estimates contained in or underlying our forward-looking statements.

Critical Accounting Policies

Cash and cash equivalents
Cash and cash equivalents include cash and all highly liquid financial instruments with original purchased maturities of three months or less. At various times during the year, the Company maintained cash balances in excess of FDIC insurable limits. Management feels this risk is mitigated due to the longstanding reputation of these banks.

Fair value of financial instruments
The Company's financial instruments consist of cash and cash equivalents, inventory, sales tax receivable and prepaids, deposits and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates

Deferred Finance Costs
Deferred finance costs which arose from the Company’s convertible debenture financing are amortized using the effective interest method over the three year term of the debentures.

Equipment
Office furniture and office equipment are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized: minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally three to seven years.

	Method	Period
Office furniture	Straight line	7 years
Office equipment	Straight line	3 years

Long-lived assets
We review our long-lived assets, which include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as “the asset”) may not be recoverable.  Such circumstances include, but are not limited to:

·	a significant decrease in the market price of the asset:
·	a significant change in the extent or manner in which the asset is being used:
·	a significant change in the business climate that could affect the value of the asset:
·	a current period loss combined with projection of continuing loss associated with use of the asset:
·	a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

Beneficial conversion
Equity instruments that contain a beneficial conversion feature are recorded as a deemed dividend to the holders of the convertible equity instruments. The deemed dividend associated with the beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the equity instrument limited to the value received. The beneficial conversion amount is recorded as a deemed dividend or interest expense and an increase to additional paid-in-capital.

Research and development costs
Research and development costs are expensed as they are incurred.  Research and development expense was $411,420 and $nil for the year ended June 30, 2009 and from May 19, 2008 (inception) to June 30, 2009.

Basic and diluted loss per share
The Company reports basic loss per share in accordance with the SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided as it would anti-dilutive.  Dilution is computed by applying the treasury stock method.

Liquidity and Capital Resources

At June 30, 2009 the Company had a working capital deficit of $513,174.  The Company has been in the development stage since inception. As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture as well as advances from a director shareholder as well as employees working without pay.

We expect to run at a loss for at least the next twelve months. Certain existing stockholders of the Company in consideration of Solterra and its shareholders completing the transaction, issued to the Company a Promissory Note in the amount of $3,500,000 due and payable on or before January 15, 2009, through the payment of cash or, with the consent of the Company, the cancellation of up to 12,000,000 issued and outstanding shares of the Company owned by them.  As of the filing date of this Form 10-K, this Note has not been paid. We have demanded payment on the Note of $3,500,000 or the cancellation of the 12,000,000 shares. We reserve the right to take all corporate legal actions against the obligors of the Note.  We can provide no assurances that a successful resolution of this matter will occur.

Our Chief Executive Officer has loaned to us $83,000 as of November 10, 2009, which monies have no set repayment terms. We have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our new plan of operations. If we are unable to achieve substantial additional financing necessary to continue our new plan of operations, then our stockholders would likely lose their entire investment in the Company. See “Risk Factors.”

We need to continue as a going concern if our business is to succeed, if we do not we will go out of business.

Our independent accountant’s report to our audited financial statements for the period June 30, 2009 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments. See “Risk Factors.”

Our intended business is based solely on rights granted to Solterra pursuant to a license agreement with William Marsh Rice University.

Pursuant to an agreement dated August 20, 2008, we entered into an exclusive license agreement (the “License”) with Rice University to use, develop, manufacture, market and exploit certain inventions, patent applications and issued patents of licensor with respect to the manufacture and sale of photovoltaic cells and the manufacture and sale of quantum dots for electronic and medical applications. Our license agreement with Rice University requires Solterra to be financially solvent at all times on or after December 31, 2009, meet certain milestones and other obligations, conditions and to make certain royalty and other payments during the term of the license agreement.  Any default under the terms of our license agreement, which if not cured or waived by Rice University, could result in the loss of our exclusive license agreement and the right to manufacture and sell our intended products. The loss of our exclusive license agreement with Rice University would have a material adverse affect on our operations and investors could lose their entire investment. See “Risk Factors.”

We will need additional funds to meet our obligations under our Secured Debentures which become due and payable upon the earlier of November 4, 2011 or a default under the Transaction Documents.  Further, we need consent of Rice University to assign our license from Solterra to Hague and obtain the right to grant sub licenses.

Pursuant to Transaction Documents (as defined under item 1), we borrowed $1,500,000 from certain non-affiliated parties on November 4, 2008 and issued Debentures secured by a pledge of stock from Mr. Squires, our Chief Executive Officer and by our assets. We also entered into a 120 day Standstill Agreement effective June 1, 2009, which was amended in October 2009 to currently expire at the close of business on  December 1, 2009. The Standstill Agreement provides for the resignation of Isaac Horton (which resignation has not occurred as of the filing date of this Form 10-K) and obligates Hague with the consent of Rice, which consent has not been obtained as of the filing date of this Form 10-K, to transfer its license with Rice University from Solterra to Hague and for Solterra to obtain an exclusive worldwide license to purchase quantum dots for solar purposes and to its sublicenses. We can provide no assurances that we will be able to meet our obligations under the Transaction Documents and Standstill Agreement, the failure of which could materially adversely affect our operations and business prospects and our ability to meet our obligations as they become due and payable under the Debentures. See “Risk Factors.”

We will need to raise significant additional capital in order to continue to grow our business and fund our operations which subjects us to the risk that we may be unable to grow our business and fund our operations as planned.

 While we are effectuating our business strategy, we expect to operate on a negative cash flow basis. We can provide no assurance that our current funds will be sufficient to fund operations over an extended period of time. Moreover, our business plans are based upon the need to raise substantial funds to become operational and to support our intended operations and plans for expansion and growth. As such, we can provide no assurances that we will be able to successfully raise additional financing as needed, on terms satisfactory to us, if at all. Any additional financing will also likely cause substantial dilution to our stockholders. Further, certain existing shareholders (the “Obligors”) have executed a promissory note to pay us $3,500,000 in cash or, with our consent, through the cancellation of up to 12,000,000 shares of our common stock. These obligations are in default and we have not received payment under the Note as required. We can provide no assurances that the Obligors will pay us $3,500,000 in cash under the terms of the Note, if at all. Our License Agreement with Rice and our operational needs require us to raise substantial additional financing. We can provide no assurances that these funds will be obtained on satisfactory terms to us, if at all. See “Risk Factors.”

Balance Sheet – June 30, 2009

Bank indebtedness

At June 30, 2009, the Company’s balance sheet contained bank indebtedness of $1,377.  This is a decrease   of $1,377 since the June 30, 2008 year-end balance of $0.  In November 2008, the Company netted $1,185,000 from the issue of a convertible debenture; however, operating costs have consumed the entire amount leaving the current deficit of $1,377.

The Company has been in a development stage since inception.  As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture in November 2008 as well as advances from a director.

 License

In August 2008, the Company concluded a license agreement with Rice.  This agreement gives the Company exclusive use of the issued patents and patent applications as well as the know-how owned by Rice University to develop, manufacture and market Quantum Dots.  This licensed technology enables the Company to produce highly desirable CdSe tetrapod quantum dots at an anticipated cost savings of greater than 50% compared to competing suppliers, and will organically supply Solterra’s requirements for quantum dots for its solar cells.  The balance of $40,000 represents the license fee paid to Rice University.  The license agreement also specifies minimum royalty payments starting in August 2010.  This agreement also requires the Company to pay for all patent costs on the patents owned by Rice and licensed to the Company.  These costs have been expensed as professional fees in general and administrative expenses and amounted to $21,542 at June 30, 2009.

Furniture and equipment

During the year ended June 30, 2009, the Company acquired $14,382 of office equipment and $5,000 of office furniture.  The company is amortizing the office equipment on a straight line basis over 3 years and has therefore charged operations with $2,412 of amortization for this period.  The company is amortizing the office furniture on a straight line basis over 7 years and has therefore charged operations with $450 of amortization for this period.  There were no furniture or equipment at June 30, 2008.

Deferred financing costs

Deferred finance expenses were $246,167 at June 30, 2009.  This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized using the effective interest method over the thirty-six month life of the debenture.

Accounts payable related party

At June 30, 2009 there were $162,687 due to related parties.  Of this Stephen Squires, our Chief Executive Officer, director and a shareholder, was owed $40,369, comprised of $30,000 in unpaid wages, $7,869 in unreimbursed expenses and $2,500 in advances paid to the Company.  Other officers and related parties are owed $115,000 in unpaid wages and $7,318 in unreimbursed expenses.  There was no balance owing or due from this related party at June 30, 2008.

Accounts payable and accrued liabilities

The balance at June 30, 2009 was $349,110.  Included in accounts payable is accrued interest on the convertible debenture of $40,000, development expenses of $236,420, patent maintenance fees associated with the license of $21,542, legal and auditor expenses of $38,880, and other operating expenses of $12,268.  There were no accounts payable at June 30, 2008.

Convertible debenture

On November 4, 2008, Hague Corp entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents to obtain $1,500,000 in gross proceeds from three non-affiliated parties in exchange for 3,525,000 restricted shares of Common Stock of Hague Corp and Debentures in the principal amount aggregating $1,500,000. Each Debenture has a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is prepayable by Hague Corp at anytime without penalty, subject to the Debenture holders’ conversion rights.  The Company recorded a discount of $1,155,826 associated with the 3,525,000 shares issued.  The discount will be amortized over the 3 year life of the debenture. Each Debenture is convertible at the option of each Lender into Hague Corp’s Common Stock, at a conversion price of $.2667 per share. The Debentures are secured by the assets of Hague Corp and are guaranteed by Solterra as Hague Corp’s subsidiary and through a pledge of 20,000,000 shares by Stephen Squires, the Company’s Chief Executive Officer. In the event the Debentures are converted in their entirety, Hague would be required to issue and aggregate of 5,624,297 shares of Hague’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of Hague Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company or other material event could cause an event of default under the Transaction Documents.  The balance of the convertible debenture net of the discount at June 30, 2009 was $ 540,726.  The discount is being amortized resulting in the convertible debenture balance being $1,500,000 at November 4, 2011. We have entered into a Standstill Agreement with respect to our obligations under the Transaction Documents, which agreement currently expires on December 1, 2009. See “Item 11” and “Item 1 – Risk Factors.”

 Common Stock

The accounting treatment of the November 4, 2008 plan of merger and reorganization between Hague and Solterra regarding the common stock is as follows:   During the fiscal year ended June 30, 2009 the Company issued 4,250,000 shares of common stock at $0.01 per share for a total of $42,500. As a result of the plan of merger and reorganization 24,600,000 shares were issued to the existing shareholders of Hague.  In addition 3,525,000 shares were issued with the $1,500,000 convertible debenture.   It was determined the shares issued with the debenture had a value of $1,155,826.  As the par value of the shares is $0.001 common stock increased by $3,525 and additional paid in capital increased by $1,152,301.  On March 1, 2009 according to the provisions of the Convertible Debenture agreement, the Company elected to issue 506,493 shares of the Company’s Common Stock to pay accrued interest on the debentures of $39,000. Common stock increased from 37,000,000 shares at June 30, 2008 to 69,881,493 shares at June 30, 2009.  On November 6, 2009, the Company elected to pay six months of accrued interest, totaling $60,000 through the issuance of a total of 843,674 shares of restricted common stock.

Statement of operations – June 30, 2009

General and administrative expenses

During the year ended June 30, 2009 the Company incurred $1,230,532 of general and administrative expenses compared to $3,700 from the date of inception May 19, 2008 to June 30, 2008.  Included in these expenses was a one time fee of $500,000 for the development of the Companies tactical business plan and reorganization, with ongoing support up to financing.  A fee of $100,000 was paid for the preparation of market development strategy for selling solar licenses. Other expenses were wages of $365,000, legal and audit of $75,707, license maintenance $21,542, corporate expense of $15,383, office expenses of $50,370, travel expense of $88,268 insurance of $11,400 and amortization of office equipment and furniture of $2,862.  There were $3,700 of general and administrative costs incurred in the period from inception to June 30, 2008.  However in this period the Company was waiting for financing and not operational.

Development expenses.

Development expenses of $320,000 were incurred per an agreement to a major university to optimize the printing process of solar cells.  A further $91,420 of expenses were recorded for the year ended June 30, 2009 to another major university for the development of the continuous batch production of the Company’s proprietary Quantum Dots.  There were no development costs incurred in the period ending June 30, 2008.

 Amortization of deferred finance cost

This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized using the effective interest method over the thirty-six month life of the debenture.  Amortization recorded for the period November 4, 2008 to June 30, 2009 was $68,833.

Amortization of convertible debenture discount

The convertible debenture discount of $1,189,974 is being amortized over the term of the 36 month term of the debenture using the effective interest method.  The debenture was issued on November 4, 2008.  Amortization recorded for the period November 4, 2008 to June 30, 2009 was $230,700.  The amortized balance of the discount at June 30, 2009 is $959,274 resulting in the convertible debenture value on the balance sheet net of the discount $540,726.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008.  Interest expense recorded for the period November 4, 2008 to June 30, 2009 was $79,000.  On March 1, 2009 according to the provisions of the Convertible Debenture agreement the Company elected to issue 506,493 shares of the Company’s Common Stock to pay accrued interest on the debentures of $39,000.

Warrants issued

Warrants to purchase 1,000,000 shares were issued by the Company in June 2009 in connection with the original  standstill agreement signed with the holders of the convertible debenture.  The Company has attributed $34,148 to the warrants using the Black Scholes option price model.  Not included in the foregoing, are the value of two million warrants, exercisable of $.10 per share, through October 31, 2014, issued in October, 2009, in connection of an extension of the standstill agreement, through December 1, 2009.

Cash Flow

During the year ended June 30, 2009, cash was used in operations of $1,168,118.  During this period the Company received proceeds of $42,500 through the issuance of common stock.  The Company also received net proceeds of $1,185,000 through the issue of $1,500,000 in convertible debentures net of issuance costs of $315,000.   Total proceeds from financing activities were $1,227,500.  The Company used cash of $40,000 to purchase the license from William Marsh Rice University of Houston, Texas.  The Company also purchased office furniture and equipment of $19,382.

These changes resulted in a cash decrease for the year ended June 30, 2009 of $1,377.  The opening cash at June 30, 2008 was nil, and the closing balance resulted in bank indebtedness at June 30, 2009 of $1,377.

Significant Accounting Pronouncement

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.”  Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and amounts used for income tax reporting purposes, and (b) net operating loss carryforwards.  No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no refundable taxes were paid previously.  Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not likely to be realized. At June 30, 2009, the Company had an used net operating loss carryover approximating $2,057,000 that is available to offset taxable income which expires in 2029.

Item 8.                      Consolidated Financial Statements

Consolidated Financial Statements

The report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Schedules are set forth beginning on page F-1 of this Annual Report on Form 10-K following this page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Hague Corp.
(A Development Stage Company)
Tempe, Arizona

We have audited the accompanying consolidated balance sheets of Hague Corp. (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended and for the periods from May 19, 2008 (inception) through June 30, 2008 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hague Corp. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the year then ended and for the period from May 19, 2008 (inception) through June 30, 2008 and 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
November 10, 2009

Hague Corp.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30	June 30
	2009	2008

ASSETS
Current
-	$-	$-

Total current assets	-	-

License	40,000	-
Furniture and equipment, net of amortization	16,520	-
Deferred financing cost, net	246,167	-

Total other assets	302,687	-

Total assets	$302,687	$-

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities
Bank indebtedness	$1,377	$-
Accounts payable and accrued Liabilities	349,110	-
Accrued liabilities - related party	162,687	-

Total current liabilities	513,174	-

Convertible debenture, net of discount	540,726	-

Total liabilities	1,053,900	-

Commitments and Contingencies

Stockholder's equity (deficit)
Common stock, $0.001 par value,
Authorized, 100,000,000 shares
Issued and outstanding 69,881,493 and 37,000,000 as of
June 30, 2009 and 2008, respectively	69,881	37,000
Additional paid-in capital	1,203,091	(33,300)
Deficit accumulated during the development stage	(2,024,185)	(3,700)

Total stockholders' (deficit)	(751,213)	-

Total liabilities and stockholders' equity (deficit)	$302,687	$-

The accompanying notes are an integral part of these consolidated financial statements.

Hague Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ending June 30, 2009, and for the periods from May 19, 2008 (inception) to June 30, 2008 and May 19, 2008 (inception) through June 30, 2009

	Year	Inception	Inception
	ended	through	through
	June 30,	June 30,	June 30,
	2009	2008	2009

Operating expenses:
General and administrative	$1,230,532	$3,700	$1,234,232
Research and development	411,420	-	411,420

Total operating expenses	1,641,952	3,700	1,645,652

Loss from operations	(1,641,952)	(3,700)	(1,645,652)

Other expenses:
Amortization of convertible debenture discount	230,700	-	230,700
Amortization of deferred finance cost	68,833	-	68,833
Interest expense	79,000	-	79,000

Total other expenses	378,533	-	378,533

Net Loss	$(2,020,485)	$(3,700)	$(2,024,185)

Basic and diluted loss per common share	$(0.03)	$(0.00)

Weighted average number of common
shares outstanding	59,425,115	37,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Hague Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
For the period from May 19,2008 (inception) to June 30, 2009

				Deficit
				accumulated
			Additional	during the	Total
	Common Stock		paid in	development	Stockholders
	Shares	Amount	capital	stage	Equity

Inception, May 19, 2008	-	$-	$-	$-	$-

Issuance of common stock	37,000,000	37,000	(33,300)	-	3,700

Net loss to June 30, 2008				(3,700)	(3,700)

Balance June 30, 2008	37,000,000	37,000	(33,300)	(3,700)	-

Common stock sold at $0.01 per share	4,250,000	4,250	38,250		42,500

Issuance of common stock in connection
with recapitalization	24,600,000	24,600	(26,802)		(2,202)

Common stock issued with debenture	3,525,000	3,525	574,388		577,913

Beneficial conversion feature of shares
issued with debenture			577,913		577,913

Common stock issued for debenture interest	506,493	506	38,494		39,000

Warrant issued with standstill agreement			34,148		34,148

Net loss year ended June 30, 2009				(2,020,485)	(2,020,485)

Balance June 30, 2009	69,881,493	$69,881	$1,203,091	$(2,024,185)	$(751,213)

The accompanying notes are an integral part of these consolidated financial statements.

Hague Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ending June 30, 2009, and for the periods from May 19, 2008 (inception) to June 30, 2008 and May 19, 2008 (inception) through June 30, 2009

	Year	Inception	Inception
	ended	through	through
	June 30	June 30	June 30
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(2,020,485)	$(3,700)	$(2,024,185)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	-	3,700	3,700
Depreciation of furniture and office equipment	2,862	-	2,862
Amortization of convertible debenture discount	230,700	-	230,700
Amortization of deferred finance cost	68,833	-	68,833
Net change in:
Bank indebtedness	1,377	-	1,377
Accounts payable and accrued liabilities	385,908	-	385,908
Accrued liabilities - related party	162,687		162,687

Cash flows used in operating activities	(1,168,118)	-	(1,168,118)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	(40,000)	-	(40,000)
Purchase of furniture & equipment	(19,382)	-	(19,382)

Cash flows used in investing activities	(59,382)	-	(59,382)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	42,500	-	42,500
Proceeds from convertible debenture issued	1,500,000	-	1,500,000
Payment of deferred finance cost	(315,000)	-	(315,000)

Cash flows from financing activities	1,227,500	-	1,227,500

NET INCREASE IN CASH	-	-	-

Cash, beginning of the period	-	-	-

Cash, end of the period	$-	$-	$-

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Non cash transaction
Common stock issued for debenture interest	$39,000	$-	$39,000
Issuance of common stock in connection
with recapitalization	$2,202	$-	$2,202

The accompanying notes are an integral part of these consolidated financial statements.

Hague Corp.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Note 1. Basis of Presentation

The consolidated balance sheets and the consolidated statements of operations and cash flows for the year ended June 30, 2009 and the period from May 19, 2008 (inception) through June 30, 2009 of Hague Corp ("Hague" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC").

Since November 4, 2008, the Company has changed its business plans and is no longer intending to pursue the mining of mineral rights located in Nevada. The Company intends to pursue the business plans of its subsidiary, Solterra.  The following is a brief  business overview of Solterra.

Solterra is a start-up solar technology and quantum dot manufacturing firm which was founded by Stephen Squires. Mr. Squires perceives an opportunity to acquire a significant amount of both quantum dot and solar photovoltaic market share by commercializing a low cost quantum dot processing technology and a low cost quantum dot based third generation photovoltaic technology/solar cell, pursuant to an exclusive license agreement with William Marsh Rice University (“Rice University” or “Rice”).  Our objective is to become the first bulk manufacture of high quality tetrapod quantum dots and the first solar cell manufacturer to be able to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, Europe, the Middle East and Asia.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, effective for financial statements issued for interim and annual periods ending after June 15, 2009, which requires us to disclose the date through which we have evaluated subsequent events and whether the date corresponds with the release of our financial statements.  We have evaluated subsequent events through November 10, 2009, the date the financial statements were available to be issued.

Note 2. Nature and Continuance of Operations

In November 2008, the Company acquired Solterra, through an Agreement and Plan of Merger and Reorganization (the “Merger”) by and among Solterra, the Shareholders of Solterra and Hague Corp and Gregory Chapman as “Indemnitor” which resulted in Solterra becoming a wholly-owned subsidiary of Hague Corp. Pursuant to the Merger, Mr. Chapman cancelled 40,000,000 shares of Common Stock of Hague Corp owned by him and issued a general release in favor of Hague Corp terminating its obligations to repay Mr. Chapman approximately $34,000 in principal owed to him. In accordance with the Merger, Hague Corp issued 41,250,000 shares of its Common Stock to the former stockholders of Solterra. Certain existing stockholders of Hague Corp in consideration of Solterra and its shareholders completing the transaction, issued to Hague Corp a Promissory Note in the amount of $3,500,000 due and payable on or before January 15, 2009, through the payment of cash or, with the consent of Hague Corp, the cancellation of up to 12,000,000 issued and outstanding shares of Hague Corp owned by them.  The Company has recorded the note receivable in equity as a subscription receivable which is offset by additional paid in capital, thus this entry has a zero net effect in the financial statements. As of November 6, 2009, the $3,500,000 Promissory Note has not been collected and the Company has made demand for  payment or the cancellation of 12,000,000 shares per agreement. The Company is considering all legal options to pursue collection of the funds or cancellation of the shares.

Hague Corp ceased the mining business that we had previously conducted, we closed our offices in Canada, and we moved our offices to the offices of Solterra in Arizona.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $2,024,185 since its inception, at June 30, 2009, has a working capital deficit of $513,174, which will not be sufficient to sustain operations over the next twelve months, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and  substantial additional financing during fiscal 2010 to maintain its development stage operations. The Company is exploring all avenues of financing at this time and can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all.

Hague Corp.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Note 3. Summary of Significant Accounting Policies

Cash and cash equivalents
Cash and cash equivalents include cash and all highly liquid financial instruments with original purchased maturities of three months or less. At various times during the year, the Company maintained cash balances in excess of FDIC insurable limits. Management feels this risk is mitigated due to the longstanding reputation of these banks.

Fair value of financial instruments
The Company's financial instruments consist of cash and cash equivalents, inventory, prepaids, deposits and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates

Deferred Finance Costs
Deferred finance costs which arose from the Company’s convertible debenture financing are amortized using the effective interest method over the three year term of the debentures.

Equipment
Office furniture and office equipment are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized: minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally three to seven years.

	Method	Period

Office furniture	Straight line	7 years
Office equipment	Straight line	3 years

Long-lived assets
We review our long-lived assets, which include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as “the asset”) may not be recoverable.  Such circumstances include, but are not limited to:
·	a significant decrease in the market price of the asset:
·	a significant change in the extent or manner in which the asset is being used:

·	a significant change in the business climate that could affect the value of the asset:
·	a current period loss combined with projection of continuing loss associated with use of the asset:

·	a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

Beneficial conversion
Equity instruments that contain a beneficial conversion feature are recorded as a deemed dividend to the holders of the convertible equity instruments. The deemed dividend associated with the beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the equity instrument limited to the value received. The beneficial conversion amount is recorded as a deemed dividend or interest expense and an increase to additional paid-in-capital.

Hague Corp.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Research and development costs
Research and development costs are expenses as they are incurred.  Research and development expense was $411,420 and $nil for the year ended June 30, 2009 and from May 19, 2008 (inception) to June 30, 2009.

Basic and diluted loss per share
The Company reports basic loss per share in accordance with the SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided as it would anti-dilutive.  Dilution is computed by applying the treasury stock method.

Recent accounting pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 4. Furniture and equipment

Components of furniture and equipment consist of the following items as of June 30, 2009:

		Accumulated
	Cost	depreciation	Net

Office equipment	$14,382	$2,412	$11,970

Office furniture	5,000	450	4,550

	$19,382	$2,862	$16,520

Note 5.  Related party transactions

During the year ended June 30, 2009, the Company made management fee payments to the CEO / major shareholder of $70,000 and accrued another $30,000 which was expensed but not paid for year ended June 30, 2009.  During the year ended June 30, 2009 the Company recorded $11,040 of rent expense for the use of executive office space in the home of the CEO / major shareholder, $9,120 was paid and $1,920 was accrued at June 30, 2009.

The shareholder advance of $40,368 is due to a director of the Company for $7,868 of expenses paid by the Director on behalf of the Company, $2,500 of cash advances paid to the Company and unpaid wages of $30,000.

In May 2008, Solterra issued 37,000,000 shares of its common stock for services rendered associated with its formation and planning to its founding director at a value of $.0001 per share for a total of $3,700.  As part of the agreement and plan of reorganization, Solterra's founding director exchanged his Solterra common stock for 35,550,000 common shares of the Company on November 4, 2008.

The Company made payments to Phoenix Alliance Corp. a related party by significant shareholdings of $600,000.  Of this amount, $500,000 was paid for the development of the Company’s tactical business plan and reorganization, and a further $100,000 was paid for the preparation of a market development strategy for selling solar licenses.

Hague Corp.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Note 6.  Convertible debentures

On November 4, 2008, Hague Corp entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of Hague Corp (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture has a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is prepayable by Hague Corp at anytime without penalty, subject to the Debenture holders’ conversion rights.  In recognition of the 3,525,000 shares issued, the Company recorded a discount of $1,155,826.  The discount is made up of two components, $577,913 related to the discount for the relative fair value of the shares issued and $577,913 related to a beneficial conversion feature. The discount will be amortized over the 3 year life of the debenture and recorded as interest expense. Each Debenture is convertible at the option of each Lender into Hague Corp’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”) at a conversion price of $.2667 per share (the “Conversion Price”). The Registration Rights Agreement requires Hague Corp to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event Hague Corp fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale.  The Debentures are secured by the assets of Hague Corp and are guaranteed by Solterra as Hague Corp’s subsidiary. In the event the Debentures are converted in their entirety, Hague Corp would be required to issue an aggregate of 5,624,297 shares of Hague Corp’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of Hague Corp’s Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction Documents.  We also entered into a 120-day Standstill Agreement with the Debenture Holders effective June 1, 2009 which was amended to currently expire at the close of business on December 1, 2009.  The Standstill Agreement provides for the resignation of a director, the transfer of Solterra’s License Agreement with Rice to Hague and for Solterra to obtain from Hague a worldwide exclusive license to purchase quantum dots for solar purposes and to grant sublicenses. To date, the Company has not obtained the consent of Rice to accomplish these objectives. The Standstill Agreement puts a moratorium on the rights of Debenture Holders, subject to certain conditions set forth in the Standstill Agreement.

The deferred financing costs related to the issuance of the debenture are recorded as deferred charges and are being amortized over 36 months using the effective interest method.  During the year ended June 30, 2009, amortization expense of $68,833 was recorded.

The Transaction Documents include a Stock Pledge Agreement pursuant to which Stephen Squires has pledged 20,000,000 shares of our Common Stock to the Debenture holders (the “Holders”) until such time as the Debentures are paid in their entirety.

Standstill Agreement

On June 1, 2009, the Company and its Debenture Holders entered into a Standstill Agreement which provided for a 120-day standstill period pursuant to which the Debenture Holders would not exercise their rights under the Debentures, security agreements, guarantee, pledge agreement and other related “Transaction Documents.” In October 2009 by separate agreement, the Standstill Period was extended by the Debenture Holders through the close of business on December 1, 2009. The following is a summary of some of the material provisions of the Standstill Agreement:

•
The Debenture Holders would receive warrants to purchase 1,000,000 shares of Hague’s Common Stock, exercisable at $.25 per share over a period of 18 months together with cashless exercise provisions in the event no registration statement is effective at the time of exercise. Of the 1,000,000 warrants, the Debenture Holders assigned 175,000 warrants and 75,000 warrants to Dr.Isaac Horton and Richard Patton, respectively. Messrs. Horton and Patton served as directors of Hague in accordance with the Debenture Holders’ right to appoint two members to the Board of Directors. Warrants to purchase 2,000,000 shares exercisable at $.10 per share through October 31, 2014 were issued for an extension of the Standstill Agreement. These Warrants also contain cashless exercise provisions in the event that there is no current registration statement effective at the time of exercise.

•	Certain stockholders of the Company were to exchange up to 2,350,000 shares of free trading shares for restricted shares of Hague’s Common Stock.

•
The Company would seek to raise additional financing either in Hague or in Solterra. If the financing was in Solterra and at least $2,000,000 was raised, then the Debenture Holders would have the right to have Hague assign its Debenture obligation to Solterra and to permit the Debenture Holders to convert their indebtedness into Solterra Common Stock at a 25% discount to terms of the private placement offering. As of October 13, 2009, no additional equity financing has been raised by the Company.

•	Isaac Horton shall resign from Hague’s Board. The Debenture Holders may replace Mr. Horton with David Skriloff. As of November 10, 2009, Mr. Horton has not resigned from the Board.

Hague Corp.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

•
Upon Hague’s receipt of $250,000 of financing, Hague has agreed to obtain directors’ and officers’ liability insurance and agree to maintain same for at least three years and to indemnify Mr. Skriloff to the fullest extent provided by Nevada law should he agree to join the Board.

•
On or before Solterra’s acceptance of any private financing, Solterra shall assign its license agreement with Rice University to Hague. Simultaneously, Hague shall grant Solterra the exclusive worldwide right under the Rice License Agreement to purchase the quantum dots for solar purposes, including the right to grant sublicenses. The Company shall obtain the written permission of Rice University to accomplish the foregoing. Hague shall be the sole supplier of the quantum dots to Solterra and to its sublicensees.  Solterra shall pay a licensing fee to Hague in an amount necessary to retire the Company’s Notes (principal and accrued but unpaid interest) in full (unless the Noteholders agree to have Solterra assume these obligations from Hague and convert into common stock of Solterra), plus the sum of $1.0 million.  It is understood that Solterra will be the solar sub and Hague shall produce and sell the quantum dots and shall have the right to grant sublicenses for all other purposes. During the Standstill Period and thereafter, except as otherwise provided, Hague shall not transfer and/or sell any of its assets without the express prior written consent of the Noteholders, unless the Notes have been repaid or converted. Nothing contained herein shall be construed to prohibit Hague or Solterra from licensing its Intellectual Property or selling its quantum dots in a business unrelated to solar to third parties in arm’s-length transactions.

•
Upon conversion of the Noteholders’ Notes into Solterra common stock or the repayment of the Notes in full, the following shall occur: (i) all security interests, registration rights and other such rights and obligations of the Noteholders (as noteholders only and in no other capacity) shall be terminated, (ii) if elected Mr. Skriloff, shall resign from the Board of Directors of Hague, and (iii) the Noteholders, Hague and Solterra shall exchange general releases which shall pertain to all past actions of the Noteholders, as Noteholders, stockholders or security holders in Hague or Solterra, as the case may be.

•
The Hague Board shall agree to hold board meetings no less frequently than monthly, until the completion of the Private Offering and/or grants of at least $2.0 million. It is further agreed that Hague shall adopt a “Directors Manual: Public Corporation Governance and Guidelines,” which includes a Code of Business Ethics, in the form customarily adopted by smaller public companies and comply with all applicable provisions of the Sarbanes-Oxley Act of 2002.

•
Upon the completion of Solterra’s financing efforts, it will endeavor to become an independent public entity through a self-directed offering and the following actions would occur: Solterra’s Board would be expanded to include additional directors. Mr. Squires would remain Chief Executive Officer of one of these two companies with a new Chief Executive Officer to be identified and hired on commercially reasonable terms to run the other company. Mr. Squires would serve as Chairman of the Board of Directors of the company in which he is Chief Executive Officer and he would serve as a director of the other company. In the interim, until a new Chief Executive Officer is found for the company in which he chooses not to serve as Chief Executive Officer, he will serve as interim Chief Executive Officer until his replacement is hired.

•
The provisions of the Standstill Agreement (except as otherwise provided therein) shall automatically terminate and be of no further force and effect ab initio, as if this agreement never took place or upon the happening of one of the following events: (a) the entry of an order for relief against Hague or Solterra (or equivalent thereof) in any case under title 11 of the United States Code (or in connection with any case or proceeding involving Hague or Solterra under any state or federal insolvency law, (b) if Hague or Solterra fails to make any required payments, under the terms of its agreements with Rice University or Arizona State University, but only where either university notifies Hague or Solterra that it is in default and that all opportunities to cure the default have past, or (c) upon a material default (breach) of the Standstill Agreement by Hague or Solterra and after being given written notice of such default and at least five business days opportunity to cure the default.

•
In connection with the standstill agreement, the Company recorded $34,148 as additional debt discount for the modification of terms, which will be amortized over the life debt. The Company determined the conversion feature issued to the Noteholders to convert their interest into the common stock of Solterra was a derivative liability. The Company determined the value of the derivative liability was nominal due to the low probability of the Company or Solterra raising $2.0 million during the standstill agreement.

Hague Corp.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Note 7. Common stock

The transactions described in Note 2 and Note 6, resulted in 69,375,000 shares of the Company’s Common Stock to be issued and outstanding as of December 31, 2008. Included in the 69,375,000 shares are 4,250,000 shares issued for cash of $ 42,500.

On March 1, 2009 according to the provisions of the Convertible Debenture agreement the Company elected to issue 506,493 shares of the Company’s restricted Common Stock to pay accrued interest on the debentures of $39,000.  As of June 30, 2009 there were 69,881,493 shares of the Company’s Common Stock issued and outstanding, without giving effect to the possible conversion of the Debentures.

Note 8.  Commitments and Contingencies

Contingency
Certain default clauses related to the various agreements discussed in Note 6 would result in a change of control of the board of directors.  Certain debt holders would have the option to appoint independent members to the board under such default.

License agreement
The Company has a License agreement with William Marsh Rice University whereby minimum royalty payments which are calculated based on sales volume must be made starting in August 2010. This agreement can be terminated by Rice if certain financial and other conditions are not fulfilled by Solterra.

Development service agreements
In October 2008, the Company entered into a development service agreement with a major university to optimize the printing process of solar cells. The agreement is for the period October 1, 2008 to September 30, 2009 with an option for two additional years of services.  The table below summarizes these financial commitments under this agreement.  The Company also has a development service agreement with Rice University regarding the manufacturing of quantum dots.  This agreement expires in January 2010.  These amounts are recorded as research and development expenses in the consolidated financial statements.

Summary

Fiscal	Services	Lease	License
Year	agreement	agreement	agreement	Total
2010	$545,473	$1,636	$-	$547,109
2011	-	-	129,450	129,450
2012	-	-	473,250	473,250
2013	-	-	1,746,000	1,746,000
2014	-	-	3,738,600	3,738,600
Thereafter	-	-	3,738,600	3,738,600

Total	$545,473	$1,636	$9,825,900	$10,373,009

Note 9.  Income taxes

Hague Corp. follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

Hague Corp.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

The provision for refundable Federal income tax consists of the following for the period ending June 30:

	As at June 30, 2009	As at June 30, 2008
Federal income tax benefit attributed to:
Current Operations	687,000	1,300
Less, Change in valuation allowance	(687,000)	(1,300)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	As at June 30, 2009	As at June 30, 2008
Deferred tax asset attributed to:
Net operating loss carryover	688,000	1,300
Less, Change in valuation allowance	(688,000)	(1,300)
Net deferred tax asset	$-	$-

At June 30, 2009, Hague Corp. had an unused net operating loss carryover approximating $2,024,000 that is available to offset future taxable income; it expires beginning in 2025. United States tax regulations impose limitations on the use of NOL carry forwards following certain changes in ownership.  If such a change were to occur with respect to the Company, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change, the subsequent merger result in limitation on the use of NOL carry forwards.

Note 10. Warrants

Warrants for 1,000,000 shares were issued by the Company in June 2009 in connection with the standstill agreement signed on June 1, 2009 with the holders of the convertible debenture.  The warrants have not been exercised at June 30, 2009.  The Company has attributed $34,148 to the warrant value using the Black Scholes option price model.

The following summarizes warrants that are issued, outstanding and exercisable.

		Options/Warrants
		Issued & Outstanding
Exercise Price	Expiration Date	June 30,	June 30,
		2009	2009
0.25	Dec 2010	1,000,000	1,000,000

Note 11. Subsequent events

Stock options issued

In October 2009 the Board authorized the formation of a stock option plan to cover 7,500,000 shares. The Board also approved the granting of fully vested non-statutory stock options to purchase 1,000,000 shares, 600,000 shares, 500,000 shares and 500,000 shares to Mr. Squires, Robin Squires (our controller), Brian Lukian and David Doderer, respectively, exercisable over  a period of ten years at an exercise price of $.05 per share.

Warrants issued

Warrants to purchase 2,000,000 shares exercisable at $.10 per share through October 31, 2014 were issued for an extension of the Standstill Agreement. These Warrants also contain cashless exercise provisions in the event that there is no current registration statement effective at the time of exercise.

Common Stock

In November 2009, the Company entered into a Consulting Agreement with Steven Posner and Oceanus Capital LLC pursuant to which the Company agreed to issue an aggregate of 3,000,000 restricted shares in exchange for certain introductions made by them to the Company and various other related services. In November 2009 according to the provisions of the Convertible Debenture agreement, the Company elected to issue 843,674 shares of the Company's restricted Common Stock to pay for accrued interest on debentures of $60,000.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 Not applicable.

Item 9.A.(T)  Controls and Procedures.

As of the end of the period covered by this annual report on Form 10-K, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures, and (ii) our internal control over financial reporting. The evaluators who performed this evaluation were our Chief Executive Officer, Stephen Squires and our Chief Financial Officer and Acting Principal Accounting Officer, Brian Lukian; their conclusions, based on and as of the date of the Evaluation (i) with respect to the effectiveness of our Disclosure Controls and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls are presented below.

CEO and CFO Certifications

Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and Acting CAO, which are required in accordance with the Exchange Act and the Commission’s rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in the Company's reports filed with the Securities and Exchange Commission under the Securities Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the Acting CAO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) the Company's transactions are properly authorized, (ii) the Company’s assets are safeguarded against unauthorized or improper use, and (iii) the Company's transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls

The Company's management does not expect that their Disclosure Controls or their Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

The CEO and Acting CAO’s evaluation of the our Disclosure Controls and Internal Controls included a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and Acting CAO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-Q and annual reports on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, the Evaluation was to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether the Evaluators identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and Acting CAO disclose that information to our Board (audit committee), and our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. The Evaluators also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, they considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the Evaluation, (i) our disclosure controls and procedures are effective in giving us reasonable assurance that they are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that such information is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and (ii) aside from the significant deficiency explained below in Management’s Report Over Internal Controls – our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

Report of Management on Internal Control Over Financial Reporting

Board of Directors and Hague Corp.:

The Management of Hague Corp. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that  receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and, (iii) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, the effectiveness of internal control over financial reporting was made as of a specific date. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2009, Hague Corp. maintained effective internal control over financial reporting, although we did recognize a significant deficiency.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Although currently we do not identify any material weaknesses in the process of self assessment, we have recognized a significant deficiency in our internal controls.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  Upon obtaining adequate financing we will seek to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

HAGUE CORP.

/s/  Stephen Squires
Stephen Squires
Chief Executive Officer

/s/  Brian Lukian
Brian Lukian
Chief Financial Officer, Acting Principal Accounting Officer

Item 9.B.  Other Information.

Not Applicable.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The names, ages and principal occupations of the Company's present officers and directors are listed below, it being understood that there are currently two vacancies on the Board of Directors.

Name	Age	Position with the Company (1)
Stephen Squires	50	President and Chief Executive Officer and Director
Brian Lukian C.A.	61	Acting Chief Financial Officer
Dr.Ghassan E. Jabbour	47	Chief Science Officer, Director
Dr. Michael S. Wong	36	Director
David Doderer	38	Vice President of Research and Development
____________
(1)	Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Officers serve at the pleasure of the Board and may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time.

Background

The following is a brief summary of the background of each director, director nominee and executive officer of our company:

Stephen Squires has over 25 years of experience in turnarounds, startups, business development, mergers and acquisitions and strategic planning. Mr. Squires is skilled at identifying emerging technologies and driving commercialization/global market introduction to position companies for growth. From 1977 to1983, he worked at  McDonald Douglas Corporation, a company engaged in the business of building advanced tactical fighter aircraft and space vehicles, developing and adapting advanced materials for combat aircraft applications. From1983 to 2001, Mr. Squires, as founder, served as President and Chief Executive Officer of Aviation Composite Technologies, Inc., a company whose principal business was the engineering, design, manufacture and refurbishment of advanced composite aero structures. Under Mr. Squire’s leadership the company grew from zero to over 200 employees and operated a 100,000 square foot state of the art facility. Aviation Composite was merged with USDR Aerospace in 2001. Prior to his employment with the Company which commenced upon the closing date of the Agreement and Plan of Reorganization, Mr. Squire’s principal occupation was consulting and advising in the areas of advanced materials, nanotechnology, applications engineering, strategic international marketing with emphasis on middle east and commercialization of emerging technologies for Orasi LLC. Since 1998, Mr. Squires has pursued his interests in advanced materials such as nano fibers and nanotubes where he quickly recognized the potential of the unique quantum features these materials held.

Brian Lukian C.A. has over 25 years of financial, strategic and business leadership contributing to the growth and turnaround of corporations in various industries.  Since January 2007, he has been providing consulting services in regards to mergers and acquisitions, turnarounds, financings as well as business and industry analysis. From 2005 through December 2006, he was employed by Ace Security Laminate Corporation, Ottawa, Canada as its chief operating officer and chief financial officer. Ace Security is in the business of manufacturing and distribution of high-end security window laminates. From 2003 through 2005, he was employed by Genomics One Corporation, Toronto and Montreal, Canada, as its chief operating officer and chief financial officer. Genomics One is a distributor of a variety of products that target the Life Sciences market.  From 2000 through 2003, he was employed by Arcamatrix Corporation, Toronto Canada, as its chief operating officer and chief financial officer. Arcamatrix is in the business of secure document transfer and storage of information for the healthcare industry. In the positions as chief financial officer and chief operating officer of the aforementioned companies, Mr. Lukian reported directly to the chief executive officer and the audit committee of the board of directors of each respective company, and he was responsible for the daily operations, overseeing the preparation of financial statements, forecasts, budgets and regulatory filings, compliance with applicable securities laws, analyzing potential acquisitions and serving as a liaison with the financial community, shareholders and investment bankers and brokers. Mr. Lukian earned a certificate as Chartered Accountant, McGill University, while employed by Ernst & Young, Montreal, Canada and is a member of the Order of Chartered Accountants of Quebec. Mr. Lukian also has a United States Investment Bankers license, Series Seven. He received a Bachelor of Commerce from Loyola College, Montreal, Canada.

Dr. Ghassan E. Jabbour is the Director of Flexible and Organic Electronics Development at the Flexible Display Center (FDC) since 2006 and a Professor of Chemical and Materials Engineering at Arizona State University since 2006. He is also the Technical Advisory Board Leader on Optoelectronic Materials, Devices and Encapsulation at FDC. He has been selected to the Asahi Shimbun 100 New Leaders of the USA and has received the Presidential Award for Excellence from the Hariri Foundation in 1997. Dr. Jabbour's research experience encompasses flexible-roll-to-roll-electronics and displays, smart textile, moisture and oxygen barrier technology, transparent conductors, organic light emitting devices, organic and hybrid photovoltaics, organic memory storage, organic thin film transistors, combinatorial discovery of materials, nano and macro printed devices, micro and nanofabrication, biosensors, and quantum simulations of electronic materials. Dr. Jabbour attended Northern Arizona University, the Massachusetts Institute of Technology (MIT), and the University of Arizona. Dr. Jabbour is an SPIE fellow.  Prof. Jabbour has authored and co-authored over 300 publications, invited talks, and conference proceedings. He is the editor of several books and symposia proceedings involving organic photonics and electronics, and nanotechnology. Prof. Jabbour is the guest editor of the MRS Bulletin issue on “Organic Photovoltaics”. He is the Chair and/or Co-Chair of over 50 conferences related to photonic and electronic properties of organic materials and their applications in displays and lighting, hybrid photosensitive materials, and hybrid integration of semiconducting and nanotechnology.

Dr. Michael S. Wong Principal Investigator, Associate Professor in Chemical and Biomolecular Engineering Associate Professor in Chemistry (Joint Appointment) at William Marsh Rice University. His accomplishments include:
•	Smithsonian Magazine "37 Under 36" Young Innovator Award (2007)
•	3M Non-tenured Faculty Award (2006, 2007)
•	GOLD 2006 Conference Best Presentation Award, for "best new idea in gold catalysis" (2006)
•	AIChE South Texas Section Best Applied Paper Award (2006)
•	AIChE Nanoscale Science and Engineering Forum Young Investigator Award (2006)
•	MIT Technology Review's TR35 Young Innovator Award (2006)
•	Hershel M. Rich Invention Award (2006)
•	National Academy of Engineering Indo-America Frontiers of Engineering Symposium, Invited Speaker (2006)
•	Smalley/Curl Innovation Award (2005)
•	National Academies Keck Futures Initiative (NAKFI) Symposium, Invited Participant (2004)
•	Oak Ridge Associated Universities Ralph E. Powe Junior Faculty Enhancement Award (2003)
•	National Academy of Engineering Japan-America Frontiers of Engineering (JAFOE)
•	Symposium, Invited Participant (2002)
•	Rice Quantum Institute (RQI), Fellow (2002)
•	Robert P. Goldberg Grand Prize, MIT $50K Entrepreneurship Competition (2001)
•	Union Carbide Innovation Recognition Award (2000)
•	MIT Chemical Engineering Edward W. Merrill Outstanding Teaching Assistant Award (1997)
•	Faculty advisor for Phi Lambda Upsilon, chemical sciences honorary society (2003 - present)

Dr. Michael S. Wong joined the Department of Chemical Engineering in 2001, and received a joint appointment in the Department of Chemistry in 2002. Before coming to Rice University, he did post-doctoral research with Dr. Galen D. Stucky of the Department of Chemistry and Biochemistry at University of California, Santa Barbara. Mr. Wong’s educational background includes a B.S. in Chemical Engineering from Caltech, an M.S. in Chemical Engineering Practice (“Practice School”) from MIT, and a Ph.D. in Chemical Engineering from MIT (under the supervision of Dr. Jackie Y. Ying, “Supramolecular Templating of Mesoporous Zirconia-Based Nanocomposite Catalysts”). With the underlying theme of designing and engineering novel materials for catalytic and encapsulation applications, his research interests lie in the areas of nanostructured materials (e.g. nanoporous materials, nanoparticle-based hollow spheres, and quantum dots), heterogeneous catalysis, and bioengineering applications. He is particularly interested in developing new chemical approaches to assembling nanoparticles into functional macrostructures.

David Doderer has over 15 years of research & development experience in emerging technologies including biotech, nanotech and quantum effects.  From 2002 to 2005, he served as principal investigator for USGN, a company engaged in the business of defense, safety and security solutions, where he contributed to numerous patents/patents pending & proprietary processes. From 2006 to 2008, he managed Managing Hudler Titan LLC, a technology consulting company, specializing in advanced nanofiber filtration for gaseous streams; crowd sourcing to efficiently share and manage the information resource existing in personal experience; and a clean energy/ clean air/ clean water initiative through aggregation of retail level contributions in alternative energy based carbon offset programs.

Possible Expansion of the Board in the event of Default under Outstanding Debentures

The Transaction Documents include a Stock Pledge Agreement pursuant to which Stephen Squires has pledged 20,000,000 shares of our Common Stock to the Debenture holders (the “Holders”) until such time as the Debentures are paid in their entirety. Also, the Securities Purchase Agreement provides until such time as the Holders no longer hold any Debentures, we shall appoint two (2) members to our Board of Directors, with such board members to be appointed by MKM Opportunity Master Fund, Ltd. (“MKM”).  Each member appointed by MKM will be independent of, and not affiliated with, MKM. In addition, so long as MKM has the right to appoint two board members under this Agreement, we shall not expand the size of our Board of Directors to more than seven (7) board members.  Notwithstanding the foregoing, in the event of a default under the Transaction Documents, MKM and Steven Posner Irrevocable Trust u/t/a Dated 06/17/65 (“Posner”) shall have the right to appoint three (3) and two (2) members, respectively, to our Board of Directors, which directors need not be independent of, and may be affiliated with, MKM or Posner.  In the event that MKM or Posner exercises their right to appoint members of our Board of Directors in the event of a default, the Board of Directors shall set the size of the Board to no more than nine (9) members. Richard Patton served on our Board of Directors as a designee of MKM during fiscal 2009 until he resigned from the Board on August 17, 2009.  Dr. Isaac Horton  served on our Board of Directors as a designee of MKM during fiscal 2009 until he resigned from the Board on November 12, 2009.

Limitation of Directors’ Liability and Indemnification

Our company is incorporated under the laws of the State of Nevada. Nevada law provides for indemnification of officers and directors under certain circumstances. Our Bylaws provide for the indemnification of our directors to the fullest extent permitted under the general corporation law of the State of Nevada from time to time against all expenses, liability and loss (including attorneys’ fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered in connection with acting as directors of our company.

Our articles of incorporation provide that no Director or Officer of the corporation shall be personally liable to the corporation or any of its stockholders for damages for breach of fiduciary duty as a Director or Officer involving any act or omission of any such Director or Officer; provided, however, that: the foregoing provision shall not eliminate or limit the liability of a Director or Officer (i) for acts or omissions which involve intentional misconduct, fraud or a knowing violation of the law, or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of this Article by the Stockholders of the corporation shall be prospective only, and shall not adversely affect any limitations on the personal liability of a Director or Officer of the corporation for acts or omissions prior to such repeal or modification.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of our company under Nevada law or otherwise, we have been advised the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event a claim for indemnification against such liabilities (other than payment by us for expenses incurred or paid by a director, officer or controlling person of our company in successful defense of any action, suit, or proceeding) is asserted by a director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction, the question of whether such indemnification by it is against public policy in the Securities Act of 1933 and will be governed by the final adjudication of such issue.

Committees

Currently the Company has no audit, compensation, corporate governance, nominating or other committee of the Board of Directors.  The Sarbanes-Oxley Act of 2002, as amended, requires each corporation to have an audit committee consisting solely of independent directors and to identify the independent directors who are considered to be a “financial expert.” Under the National Association of Securities Dealers Automated Quotations definition, an “independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of Hague has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of Hague’s outside auditor.

The term “Financial Expert” is defined under the Sarbanes-Oxley Act of 2002, as amended, as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

Board Members Who Are Deemed Independent

Dr. Michael S. Wong is an "independent director", but not a "Financial Expert" as that term is defined herein.  None of the Company's other directors are independent.

Code of Ethics

Effective March 3, 2003, the Securities & Exchange Commission requires registrants like the Company to either adopt a code of ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer or explain why the Company has not adopted such a code of ethics. For purposes of item 406 of Regulation S-K, the term “code of ethics” means written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•
Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities & Exchange Commission and in other public communications made by the Company;

•	Compliance with applicable governmental law, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the code.

The Code of Ethics was previously filed as an exhibit to our report on Form 10-K for the fiscal year ended June 30, 2008. Management intends to review the Code of Ethics and will consider appropriate amendments and revisions thereto.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During the fiscal year ended June 30, 2009, none of our officers, directors or 10% or greater stockholders are believed to have filed any forms late to the best of our knowledge

Item 11.           Compensation of Directors and Executive Officers.

The following table sets forth the overall compensation earned over the fiscal years ended June 30, 2009 and 2008 by (1) each person who served as the principal executive officer of the Company or its subsidiary during fiscal year 2009; (2) our most highly compensated (up to a maximum of two) executive officers as of June 30, 2009 with compensation during fiscal year ended 2009 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been included in section (2) above but for the fact that they were not serving as an executive of us as of June 30, 2009.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (2) (3)	Total ($) (3)

Greg Chapman (former CEO 2009 and 2008)	2009 2008	$ -0- $ 4,400	$ -0- $ -0-	$ -0- $ -0-	$ -0- $ -0-	$ -0- $ -0-	$ -0- $ -0-	$ -0- $ -0-	$ -0- $ 4,400

Stephen Squires Chief Executive Officer	2009 2008	$ 100,000 $ -0-	$ -0- $ -0-	$ -0- $ -0-	$ -0- $ -0-	$ -0- $ -0-	$ -0- $ -0-	$ 11,040 $ -0-	$ 111,040 $ -0-

________________

(1)
Reflects dollar amount expensed by us during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the company to determine the overall value of the restricted stock awards and options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the restricted stock awards and options become vested.  As a general rule, for time-in-service-based restricted stock awards and options, the company will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options.  For a description FAS 123R and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

(2)
 Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)
Since inception of Solterra, Solterra utilizes the home of Stephen Squires in Scottsdale, Arizona as an executive office.  During the year ended June 30, 2009 the Company has reimbursed Stephen Squires $11,040 for the use of his premises.

None of the Company’s executive officers have any employment contracts with the Company or an agreement for termination pay in the event that the executive officer’s relationship with the Company is terminated due to disability, death or for any other reason. The Company also does not have an employee compensation and benefit plan or stock option plan as of the filing date of this Form 10-K, although the Board in October 2009 authorized the formation of a plan to cover 7,500,000 shares. The Board also approved the granting of fully vested non-statutory stock options to purchase 1,000,000 shares, 600,000 shares, 500,000 shares and 500,000 shares to Mr. Squires, Robin Squires (our controller), Brian Lukian and David Doderer, respectively, exercisable over  a period of ten years at an exercise price of $.05 per share. Each executive Officer is currently receiving or accruing a monthly salary of $10,000. As of June 30, 2009, the Company has accrued salaries of $30,000, $30,000, $40,000 and $35,000 to Messrs. Squires, Doderer, Lukian and Jabbour.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding, exercisable and/or vested as of June 30, 2009.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Gregory Chapman	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Stephen Squires	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

N/A – Not applicable.

DIRECTOR COMPENSATION

Cash Fees and Options

Cash fees, stock options and equity awards to our directors are at the discretion of the Board. During fiscal 2009, no cash fees, stock options or equity awards were made to directors of the Company, except that Warrants to purchase 1,000,000 shares of Common Stock were issued to our Note Holders in connection with a Standstill Agreement described herein. The Note Holders then directed Warrants to purchase 175,000 shares and 75,000 shares to be issued directly to their appointees to the Board, namely, Isaac Horton and Richard Patton, respectively. In October 2009, the Board granted Messrs. Wong and Jabbour ten year non-statutory stock options to purchase 300,000 shares exercisable at $.05 per share.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

2009 Compensation

The following table shows the overall compensation earned for the 2009 fiscal year with respect to each non-employee -director of the Company as of June 30, 2009.

	DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Warrant/ Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Dr. Michael S. Wong, Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Dr. Isaac B. Horton, III, Former Director	Nil	Nil	5,976	Nil	Nil	Nil	5,976

Richard Patton, Former Director	Nil	Nil	2,561	Nil	Nil	Nil	2,561

Kim Pichanick, Former Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)
Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the company to determine the overall value of the restricted stock awards and the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the restricted stock awards and the options become exercisable vested.  As a general rule, for time-in-service-based restricted stock awards and options, the company will immediately expense any restricted stock award or option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock award and option.  For a description FAS 123 R and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-SB/A.

(2)	Excludes awards or earnings reported in preceding columns.

(3)
Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 10 2009, shares of Common Stock beneficially owned by (1) each person (including any group) of more than five percent of our Common Stock, based solely on Schedule 13D and 13G filings with the Securities and Exchange Commission, and (2) the Company’s directors and officers.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)(2)	Percent of Class (3)
Stephen Squires (4) (5)	30,378,000	40.3
Brian Lukian C.A. (6)	1,500,000	2.0
Ghassan E. Jabbour (7)	300,000.4
Michael S. Wong (7)	300,000.4
David Doderer (6)	500,000.6
Directors and executive officers as a group (6) persons) (8)	32,978,000	49.9
Phoenix Alliance Corp. (9)	4,404,000	6.0
____________
* Less than 1%
(1)	Unless otherwise indicated, ownership represents sole voting and investment power.

(2)	The address for each beneficial owner named above is c/o the Company at 7700 S. River Parkway, Tempe, AZ 85284.

(3)	Based upon 73,725,167 common shares outstanding.

(4)	Includes 20,000,000 shares pledged to our Debenture Holders. See “Item 10.”

(5)	Includes options to purchase 1,600,000 shares owned by Mr. Squires and his wife.

(6)	Includes options to purchase 500,000 shares.

(7)	Includes options to purchase 300,000 shares.

(8)	Includes options and warrants to purchase 3,375,000 shares

(9)	Phoenix Alliance Corp. is owned and controlled by Andrew McKinnon.

Securities Authorized for Issuance under Equity Compensation Plans.

None.

Item 13.     Certain Relationships and Related Transactions and Director Independence.

Agreement and Plan of Reorganization

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

In accordance with the Agreement, the Company issued 41,250,000 shares of its Common Stock to the former stockholders of Solterra, including 35,500,000 shares to Stephen Squires, Chief Executive Officer and 1,000,000 shares to Brian Lukian, Chief Financial Officer. Certain existing stockholders of the Company, in consideration of Solterra and its shareholders completing the transaction, issued to the Company a Promissory Note in the amount of $3,500,000 due and payable on or before January 15, 2009, through the payment of cash or, with the consent of the Company, the cancellation of up to 12,000,000 issued and outstanding shares of the Company owned by them.  As of the filing date of this Form 10-K, these Notes are in default and the Company has not been able to recover payment on the Notes or the cancellation of the Company’s 12,000,000 shares in satisfaction thereof. The Company is considering pursuing all legal alternatives in connection with this matter.

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

The Transaction Documents include a Stock Pledge Agreement pursuant to which Stephen Squires has pledged 20,000,000 shares of our Common Stock to the Debenture holders (the “Holders”) until such time as the Debentures are paid in their entirety. Also, the Securities Purchase Agreement provides until such time as the Holders no longer hold any Debentures, we shall appoint two (2) members to our Board of Directors, with such board members to be appointed by MKM Opportunity Master Fund, Ltd. (“MKM”).  Each member appointed by MKM will be independent of, and not affiliated with, MKM. In addition, so long as MKM has the right to appoint two board members under this Agreement, we shall not expand the size of our Board of Directors to more than seven (7) board members.  Notwithstanding the foregoing, in the event of a default under the Transaction Documents, MKM and Steven Posner Irrevocable Trust u/t/a Dated 06/17/65 (“Posner”) shall have the right to appoint three (3) and two (2) members, respectively, to our Board of Directors, which directors need not be independent of, and may be affiliated with, MKM or Posner.  In the event that MKM or Posner exercises their right to appoint members of our Board of Directors in the event of a default, the Board of Directors shall set the size of the Board to no more than nine (9) members. The Debenture Holders designated Isaac Horton and Richard Patton as their nominees for election to the Board.

On November 4, 2008, in connection with the Agreement and change in control, Stephen Squires was appointed President and Chief Executive Officer of the Company, Brian Lukian was appointed Chief Financial Officer, Treasure and Secretary of the Company, Dr. Ghassan E. Jabbour as Chief Science Officer of the Company, and David Doderer as Vice President – Research and Development. On that same date, Greg Chapman resigned as an executive of the Company. On November 4, 2008, Mr. Chapman, the sole director of the Company, resigned as a director of the Company effective 10 days following the filing with the Securities and Exchange Commission (“SEC”) and mailing to stockholders of an Information Statement on Schedule 14F-1, which Schedule 14F-1 sets forth certain information regarding the expansion of the Board of Directors to six persons effective upon the resignation of Mr. Chapman. Such six directors then included Stephen Squires, Dr. Ghassan E. Jabbour, Dr. Michael S. Wong, Kim Pichanick, Dr. Isaac B. Horton III and Richard Patton.  Dr. Horton and Mr. Patton were appointed to the Board as appointees of MKM Opportunity Master Fund Ltd. pursuant to the Transaction Documents.

Standstill Agreement

 On June 1, 2009, the Company and its Debenture Holders entered into a Standstill Agreement which provided for a 120-day standstill period pursuant to which the Debenture Holders would not exercise their rights under the Debentures, security agreements, guarantee, pledge agreement and other related “Transaction Documents.” In October 2009 by separate agreement, the Standstill Period was extended by the Debenture Holders through the close of business on December 1, 2009. The following is a summary of some of the material provisions of the Standstill Agreement:

•
The Debenture Holders would receive warrants to purchase 1,000,000 shares of Hague’s Common Stock, exercisable at $.25 per share over a period of 18 months together with cashless exercise provisions in the event no registration statement is effective at the time of exercise. Of the 1,000,000 warrants, the Debenture Holders assigned 175,000 warrants and 75,000 warrants to Isaac Horton and Richard Patton, respectively. Messrs. Horton and Patton served as directors of Hague in accordance with the Debenture Holders’ right to appoint two members to the Board of Directors. Warrants to purchase 2,000,000 shares exercisable at $.10 per share through October 31, 2014 were issued for an extension of the Standstill Agreement. These Warrants also contain cashless exercise provisions in the event that there is no current registration statement effective at the time of exercise.

•	Certain stockholders of the Company were to exchange up to 2,350,000 shares of free trading shares for restricted shares of Hague’s Common Stock.

•
The Company would seek to raise additional financing either in Hague or in Solterra. If the financing was in Solterra and at least $2,000,000 was raised, then the Debenture Holders would have the right to have Hague assign its Debenture obligation to Solterra and to permit the Debenture Holders to convert their indebtedness into Solterra Common Stock at a 25% discount to terms of the private placement offering. As of October 13, 2009, no additional equity financing has been raised by the Company.

•	Isaac Horton shall resign from Hague’s Board. The Debenture Holders may replace Mr. Horton with David Skriloff. On November 12, 2009, Mr. Horton resigned from the Board.

•
Upon Hague’s receipt of $250,000 of financing, Hague has agreed to obtain directors and officer’s liability insurance and agree to maintain same for at least three years and to indemnify Mr. Skriloff to the fullest extent provided by Nevada law should he agree to join the Board.

•
On or before Solterra’s acceptance of any private financing, Solterra shall assign its license agreement with Rice University to Hague. Simultaneously, Hague shall grant Solterra the exclusive worldwide right under the Rice license agreement to purchase the quantum dots for solar purposes, including the right to grant sublicenses. The Company shall obtain the written permission of Rice University to accomplish the foregoing. Hague shall be the sole supplier of the quantum dots to Solterra and to its sublicensees.  Solterra shall pay a licensing fee to Hague in an amount necessary to retire the Company’s Notes (principal and accrued but unpaid interest) in full (unless the Noteholders agree to have Solterra assume these obligations from Hague and convert into common stock of Solterra), plus the sum of $1.0 million.  It is understood that Solterra will be the solar sub and Hague shall produce and sell the quantum dots and shall have the right to grant sublicenses for all other purposes. During the Standstill Period and thereafter, except as otherwise provided, Hague shall not transfer and/or sell any of its assets without the express prior written consent of the Noteholders, unless the Notes have been repaid or converted. Nothing contained herein shall be construed to prohibit Hague or Solterra from licensing its intellectual property or selling its quantum dots in a business unrelated to solar to third parties in arm’s-length transactions.

•
Upon conversion of the Noteholders’ Notes into Solterra common stock or the repayment of the Notes in full, the following shall occur: (i) all security interests, registration rights and other such rights and obligations of the Noteholders (as noteholders only and in no other capacity) shall be terminated, (ii) if elected Mr. Skriloff, shall resign from the Board of Directors of Hague, and (iii) the Noteholders, Hague and Solterra shall exchange general releases which shall pertain to all past actions of the Noteholders, as Noteholders, stockholders or security holders in Hague or Solterra, as the case may be.

•
The Hague Board shall agree to hold board meetings no less frequently than monthly, until the completion of the Private Offering and/or grants of at least $2.0 million. It is further agreed that Hague shall adopt a “Directors Manual: Public Corporation Governance and Guidelines,” which includes a Code of Business Ethics, in the form customarily adopted by smaller public companies and comply with all applicable provisions of the Sarbanes-Oxley Act of 2002.

•
Upon the completion of Solterra’s financing efforts, it will endeavor to become an independent public entity through a self-directed offering and the following actions would occur: Solterra’s Board would be expanded to include additional directors. Mr. Squires would remain Chief Executive Officer of one of these two companies with a new Chief Executive Officer to be identified and hired on commercially reasonable terms to run the other company. Mr. Squires would serve as Chairman of the Board of Directors of the company in which he is Chief Executive Officer and he would serve as a director of the other company. In the interim, until a new Chief Executive Officer is found for the company in which he chooses not to serve as Chief Executive Officer, he will serve as interim Chief Executive Officer until his replacement is hired.

•
The provisions of the Standstill Agreement (except as otherwise provided therein) shall automatically terminate and be of no further force and effect ab initio, as if this agreement never took place or upon the happening of one of the following events of default: (a) the entry of an order for relief against Hague or Solterra (or equivalent thereof) in any case under title 11 of the United States Code (or in connection with any case or proceeding involving Hague or Solterra under any state or federal insolvency law, (b) if Hague or Solterra fails to make any required payments, under the terms of its agreements with Rice University or Arizona State University, but only where either university notifies Hague or Solterra that it is in default and that all opportunities to cure the default have past, or (c) upon a material default (breach) of the Standstill Agreement by Hague or Solterra and after being given written notice of such default and at least five business days opportunity to cure the default.

Consulting Contracts and payments to consultants

In November 2009, the Company entered into a Consulting Agreement with Steven Posner and Oceanus Capital LLC pursuant to which the Company agreed to issue an aggregate of 3,000,000 restricted shares in exchange for certain introductions made by them to the Company and various other related services.

The Company made payments to Phoenix Alliance Corp. a related party by significant shareholdings of $600,000.  Of this amount, $500,000 was paid for the development of the Company’s tactical business plan and reorganization and a further $100,000 was paid for the preparation of a market development strategy for selling solar licenses.

Other Transactions

There have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or 1% of the average our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest, except as follows:

(i)
On January 12, 2007, our sole director and officer, Greg Chapman, acquired 2,000,000 shares of our common stock at a price of $0.002 per share for total cash proceeds of $4,000.  In connection with the 20:1 forward stock split affected on July 15, 2007, the 2,000,000 shares now total 40,000,000 shares of our common stock. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, as amended, as an offering not constituting a “public offering.”

(ii)
For the period from January 9, 2007 (inception) through June 30, 2007, we received $24,600 in cash for the sale of 24,600,000 shares of our common stock at a purchase price of $0.001 per share in offshore transactions with non-affiliated parties during the period between May and June 2007. Our private placement was conducted in offshore transactions relying on Regulation S of the Securities Act of 1933. None of the subscribers were U.S. persons, as defined in Regulation S. No directed selling efforts were made in the United States by us, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We implemented the applicable offering restrictions required by Regulation S by including an appropriate restrictive legend.

(iii)
Our former President, Greg Chapman, has in the past provided us office space free of charge, which encompasses approximately 350 square feet. Mr. Chapman’s father owns the space provided. This arrangement ceased on November 4, 2008, the Closing Date of the Agreement and Plan of Reorganization. Since inception of Solterra, Solterra utilizes the home of Stephen Squires in Scottsdale, Arizona as an executive office.  During the year ended June 30, 2009 the Company has reimbursed Stephen Squires $11,040 for the use of his premises.

(iv)
The Company was charged management fees of $6,620 from inception through June 30, 2008 by Greg Chapman, a director of the Company. The Company also had a related party loan of $34,000 which was due to Mr. Chapman for funds advanced.  The loan was forgiven by Mr. Chapman on November 4, 2008.

(v)
Our Chief Executive Officer has loaned to us $83,000 as of November 10, 2009, which monies have no set repayment terms. At June 30, 2009 there were $162,687 due to related parties.  Of this Stephen Squires, our Chief Executive Officer, director and a shareholder, was owed $40,369, comprised of $30,000 in unpaid wages, $7,869 in unreimbursed expenses and $2,500 in advances paid to the Company.

(vi)	At the closing date of the Plan of Reorganization (i.e. November 4, 2008), the following transactions occurred involving our securities:

(a) Mr. Chapman agreed to retire and cancel his 40,000,000 shares of common stock.

(b) We issued debentures to three non-affiliated persons in the principal amount of $1,500,000, convertible at $.2667 per share. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, as amended.

(c) We issued 41,250,000 shares of our common stock in exchange for the interests in Solterra of Stephen Squires (35,550,000 shares), Phoenix Alliance Corp. (3,800,000 shares), Brian Lukian (1,000,000,shares), Barry Laughren (500,000 shares), Adrienne Grody (20,000 shares), Lester Morse (190,000 shares) and Steven Morse (190,000 shares). Exemption from registration is claimed under Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended.

Item 14.       Principal Accountant Fees and Services.

Audit Fees

During fiscal 2009 and 2008, the aggregate fees billed for professional services rendered by LBB & Associates LTD., LLP (the “Independent Auditors”) for the 2009 and 2008 audit of the Company's annual consolidated financial statements totaled approximately $5,000 and $5,155, respectively.

Financial Information Systems Design and Implementation Fees

During 2009 and 2008, there were $-0- in fees billed for professional services by rendered by LBB & Associates LTD., LLP rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

During 2009 and 2008, there were $17,330 and $6,100 in fees billed for professional services rendered by LBB & Associates LTD., LLP, respectively, for review of the Company’s quarterly filings and 8-K filings with the Securities and Exchange Commission. The foregoing fees exclude expense reimbursements of approximately $-0-.

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,”commencing on page F-1 and are included as part of this Form 10-K as the financial statements of the Company for the years ended June 30, 2009 and 2008:

Reports of Independent Registered Public Accounting Firms
Balance Sheets
Statements of Operations
Statement of Stockholders’ Equity
Notes to Financial Statements

(b)	Exhibits

The following exhibits are all previously filed in connection with our Form 8-K filed November 10, 2008, unless otherwise noted.

2.1
Agreement and Plan of Merger and Reorganization, dated as of October 15, 2008, by and among Hague Corp., Solterra Renewable Technologies, Inc., the shareholders of Solterra and Greg Chapman, as Indemnitor.

4.1	Form of Securities Purchase Agreement dated as of November 4, 2008.

4.2	Form of Security Agreement dated November 4, 2008.

4.3	Form of Subsidiary Guarantee dated November 4, 2008.

4.4	Form of Stock Pledge Agreement dated November 4, 2008.

4.5	Form of Debenture-- MKM Opportunity Master Fund, Ltd.

4.6	Form of Debenture.-- MKM SP1, LLC

4.7	Form of Debenture-- Steven Posner Irrevocable Trust u/t/a Dated 06/17/65.

4.8	Form of Escrow Agreement

4.9	Form of Amended Waiver and Consent.

4.10	Form of Registration Rights Agreement.

4.11	Standstill Agreement dated June 1, 2009. (Incorporated by reference to Form 8-K filed June 9, 2009)

4.12	Amended Standstill Agreement dated June 1, 2009.*

4.13	Extension of Standstill Agreement dated October 29, 2009.*

10.1	License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. dated August 20, 2008.

10.2	Letter dated October 2, 2008 from Rice University amending the License Agreement contained in Exhibit 10.1

10.3	Agreement with Arizona State University executed by ASU on October 8, 2008 and executed by Solterra on September 18, 2008.

10.4	Letters dated November 5, 2009 and November 5, 2009 amending Rice University Agreement.*

10.5	Consulting Agreement between Steven Posner, Oceanus Capital and The issuer*

21.1	Subsidiaries of Registrant listing state of incorporation*

31(a)	Rule 13a-14(a) Certification – Chief Executive Officer *

31(b)	Rule 13a-14(a) Certification – Chief Financial Officer *

32(a)	Section 1350 Certification – Chief Executive Officer *

32(b)	Section 1350 Certification – Chief Financial Officer *

____________
*  Filed herewith.

(c)	Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAGUE CORP.

Date: November 12, 2009	By:	/s/ Stephen Squires
Name: Stephen Squires
Title: President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

Signature	Title	Date

/s/ Stephen Squires	Title: President and Chief Financial Officer	Date: November 12, 2009
Stephen Squires

/s/ Brian Lukian	Title: Acting Chief Financial Officer	Date: November 12, 2009
Brian Lukian

/s/ Michael S. Wong	Title: Director	Date: November 12, 2009
Michael S. Wong

/s/ Dr. Ghassan E. Jabbour	Title: Director	Date: November 12, 2009
Dr. Ghassan E. Jabbour

/s/ David Doderer	Title: Director	Date: November 12, 2009
David Doderer

Stephen Squires, Michael S. Wong, Dr. Ghassan E. Jabbour and David Doderer represent all the current members of the Board of Directors.