Form 10-Q
period 2009-09-30
HAGUE CORP.
filed 2009-11-23
CIK 1403570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 23, 2009, the issuer had 76,725,167 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements

Hague Corp.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30	June 30
	2009	2009
	(Unaudited)
ASSETS
Current
Current assets	$-	$-

Total current assets	-	-

Licenses	40,000	40,000
Furniture and equipment, net of amortization	11,369	16,520
Deferred financing cost, net	219,917	246,167

Total other assets	271,286	302,687

Total assets	$271,286	$302,687

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
Bank indebtedness	$-	$1,377
Accounts payable and accrued Liabilities	581,265	349,110
Accrued liabilities - related party	339,678	162,687
Fair value of embedded conversion feature	575,401	-

Total current liabilities	1,496,344	513,174

Convertible debenture, net of discount	133,718	540,726

Total liabilities	1,630,062	1,053,900

Commitments and Contingencies

Stockholder's deficit
Common stock, $0.001 par value,
Authorized, 100,000,000 shares
Issued and outstanding 69,881,493 as of
September 30, 2009 and June 30, 2009	69,881	69,881
Additional paid-in capital	990,907	1,203,091
Deficit accumulated during the development stage	(2,419,564)	(2,024,185)

Total stockholders' deficit	(1,358,776)	(751,213)

Total liabilities and stockholders' deficit	$271,286	$302,687

The accompanying notes are an integral part of these consolidated financial statements.

Hague Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ending September 30, 2009, and September 30, 2008 and May 19, 2008 (inception) through September 30, 2009
(Unaudited)

	Three months	Three months	Inception
	ended	ended	through
	September 30	September 30	September 30
	2009	2008	2009

Operating expenses:
General and administrative	$197,448	$35,462	$1,431,680
Research and development	185,473	-	596,893

Total operating expenses	382,921	35,462	2,028,573

Loss from operations	(382,921)	(35,462)	(2,028,573)

Other expenses:
Amortization of convertible debenture discount	39,363	-	167,866
Amortization of deferred finance cost	26,250	-	95,083
Change in fair value of embeded conversion feature	79,489	-	19,042
Interest expense	30,000	-	109,000

Total other expenses	(175,102)	-	(390,991)

Net loss	$(558,023)	$(35,462)	$(2,419,564)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average number of common
shares outstanding	69,881,493	40,279,891

The accompanying notes are an integral part of these consolidated financial statements.

Hague Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ending September 30, 2009, and September 30, 2008 and May 19, 2008 (inception) through September 30, 2009
(Unaudited)

	Three months	Three months	Inception
	ended	ended	through
	September 30	September 30	September 30
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(558,023)	$(35,462)	$(2,419,564)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	-	-	3,700
Depreciation of furniture and office equipment	1,303	-	4,165
Amortization of convertible debenture discount	39,363	-	167,866
Amortization of deferred finance cost	26,250	-	95,083
Change in fair value of warrants and embeded
conversion feature	79,489	-	19,042
Net change in:
Bank indebtedness	(1,377)	-	-
Prepaids	-	(10,252)	-
Accounts payable and accrued liabilities	232,156	7,450	618,064
Accrued liabilities - related party	176,991	4,208	339,678

Cash flows used in operating activities	(3,848)	(34,056)	(1,171,966)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	-	-	(40,000)
Proceeds from disposal of furniture and equipment	3,848	-	3,848
Purchase of furniture & equipment	-	-	(19,382)

Cash flows used in investing activities	3,848	-	(55,534)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	34,155	42,500
Proceeds from convertible debenture issued	-	-	1,500,000
Payment of deferred finance cost	-	-	(315,000)

Cash flows from financing activities	-	34,155	1,227,500

NET INCREASE IN CASH	-	99	-

Cash, beginning of the period	-	-	-

Cash, end of the period	$-	$99	$-

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Non cash transaction
Common stock issued for debenture interest	$-	$-	$39,000
Issuance of common stock in connection
with recapitalization	$-	$-	$2,202
Cumulative effect of change in accounting
principle on convertible notes	$49,541	$-	$49,541

The accompanying notes are an integral part of these consolidated financial statements.

HAGUE CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2009. The results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2010.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, effective for financial statements issued for interim and annual periods ending after June 15, 2009, which requires us to disclose the date through which we have evaluated subsequent events and whether the date corresponds with the release of our financial statements.  We have evaluated subsequent events through November 20, 2009, the date the financial statements were available to be issued.

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

Recently Adopted Accounting Standards

Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles.” ASC 105-10 establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

In June 2008, the FASB issued EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which was codified into ASC Topic 815-40-15 effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This topic addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under the relative paragraphs of Statement 133 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). The guidance in this topic shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year, presented separately. However, in circumstances in which a previously bifurcated embedded conversion option in a convertible debt instrument no longer meets the bifurcation criteria in Statement 133 at initial application of this topic, the carrying amount of the liability for the conversion option (that is, its fair value on the date of adoption) shall be reclassified to shareholders’ equity. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The adoption of ASC 815-40-15 effected our consolidated financial position and results of operations as disclosed in Note 5.

Note 2. Nature and Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September  30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $2,419,564 since its inception, at September 30, 2009, has a working capital deficit of $1,496,344, which will not be sufficient to sustain operations over the next twelve months, and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and  substantial additional financing during fiscal 2010 to maintain its development stage operations. The Company is exploring all avenues of financing at this time and can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all.

Note 3. Related party transactions

During the three months ended September 30, 2009, the Company accrued $30,000 which was expensed but not paid for services to the CEO / major shareholder.   During the three months ended September 30, 2009 the Company recorded $2,880 of rent expense for the use of executive office space in the home of the CEO / major shareholder.

Included in accrued liabilities – related party of $339,679 is $114,828 due to a director of the Company for $11,509 of expenses paid by the Director on behalf of the Company, $43,319 of cash advances paid to the Company and unpaid wages of $60,000.   The remainder of the accrued liabilities – related party $224,851 consists of unpaid wages, $212,500, and unpaid expenses, $12,351, to officers and other related parties of the Company.  At June 30, 2009 there was $40,638 due the director of the Company and $122,319 due the officers of the Company.

Note 4. Convertible debentures

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

The deferred financing costs related to the issuance of the debenture are recorded as deferred charges and are being amortized over 36 months using the effective interest method.  During the three months ended September 30, 2009, amortization expense of $26,250 was recorded.

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

Standstill Agreement

On June 1, 2009, the Company and its Debenture Holders entered into a Standstill Agreement which provided for a 120-day standstill period pursuant to which the Debenture Holders would not exercise their rights under the Debentures, security agreements, guarantee, pledge agreement and other related “Transaction Documents.” In October 2009 by separate agreement, the Standstill Period was extended by the Debenture Holders through the close of business on December 1, 2009. The following is a summary of some of the material provisions of the Standstill Agreement:

•
The Debenture Holders received warrants to purchase 1,000,000 shares of Hague’s Common Stock, exercisable at $.25 per share over a period of 18 months together with cashless exercise provisions in the event no registration statement is effective at the time of exercise. Of the 1,000,000 warrants, the Debenture Holders assigned 175,000 warrants and 75,000 warrants to Dr. Isaac Horton and Richard Patton, respectively. Messrs. Horton and Patton served as directors of Hague in accordance with the Debenture Holders’ right to appoint two members to the Board of Directors. Warrants to purchase 2,000,000 shares exercisable at $.10 per share through October 31, 2014 were issued for an extension of the Standstill Agreement. These Warrants also contain cashless exercise provisions in the event that there is no current registration statement effective at the time of exercise.

•	Certain stockholders of the Company were to exchange up to 2,350,000 shares of free trading shares for restricted shares of Hague’s Common Stock.

•
The Company would seek to raise additional financing either in Hague or in Solterra. If the financing was in Solterra and at least $2,000,000 was raised, then the Debenture Holders would have the right to have Hague assign its Debenture obligation to Solterra and to permit the Debenture Holders to convert their indebtedness into Solterra Common Stock at a 25% discount to terms of the private placement offering. As of November 20, 2009, no additional equity financing has been raised by the Company.

•	On November 12, 2009, Dr. Horton resigned from the Board of Directors. The Debenture Holders may replace Mr. Horton with David Skriloff.

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

Note 5. Derivatives and Fair Value

The Company has evaluated the application of ASC 815 to the Convertible Note issued November 4, 2008.  Based on the guidance in ASC 815, the Company concluded these instruments were required to be accounted for as derivatives as of July 1, 2009 due to the down round protection feature on the conversion price and the exercise price.  The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “Gain (loss) on derivative liabilities.”  These derivative instruments are not designated as hedging instruments under ASC 815 and are disclosed on the balance sheet under Derivative Liabilities.

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value:  Level 1  – Quoted prices in active markets for identical assets or liabilities;  Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and  Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the November 4, 2008 note.  At September 30, 2009, all of the Company’s derivative liabilities were categorized as Level 3 fair value assets. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  We have valued the convertible note that contains down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of July 1, 2009 and September 30, 2009.   The fair value of the derivatives as of July 1, 2009 upon implementation of ASC 815-40-15 was estimated by management to be $495,912.  As part of implementing ASC 815-40-14 the Company adjusted accumulated deficit by $162,643 and additional paid in capital by $212,184.  The fair value of the derivatives as of September 30, 2009 was estimated by management to be $575,401.

The foregoing assumptions will be reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative Liabilities:

	As of September 30, 2009
	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$575,401	—	—	$575,401	$575,401
Total Derivative Liabilities	$575,401	—	—	$575,401	$575,401

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first quarter of 2009:

	Fair Value Measurements Using Level 3 Inputs
	Derivative Liabilities	Totals
Beginning Balance as of July 1, 2009	$495,912	$495,912
Total Gains or Losses (realized/unrealized) Included in Net Loss	79,489	79,489
Purchases, Issuances and Settlements	—	—
Transfers in and/or out of Level 3	—	—
Ending Balance at March 31, 2009	$575,401	$575,401

Note 6. Commitments and Contingencies

Contingency
Certain default clauses related to the various agreements discussed in Note 4 would result in a change of control of the board of directors.  Certain debt holders would have the option to appoint independent members to the board under such default.

License agreement

The Company has a License agreement with William Marsh Rice University whereby minimum royalty payments which are calculated based on sales volume must be made starting in August 2010. This agreement can be terminated by Rice if certain financial and other conditions are not fulfilled by Solterra.  In July 2009 the Company  completed a license agreement with The University of Arizona whereby minimum royalty payments are calculated based on sales volume must be made starting in January 2011.

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

Summary

Fiscal	Services	Lease	License
Year	agreement	agreement	agreements	Total
2010	$360,000	$409	$-	$360,409
2011	-	-	204,450	204,450
2012	-	-	598,250	598,250
2013	-	-	1,946,000	1,946,000
2014	-	-	3,938,600	3,938,600
Thereafter	-	-	3,938,600	3,938,600

Total	$360,000	$409	$10,625,900	$10,986,309

Note 7.  Warrants

The Company issued 1,000,000 common stock warrants on June 1, 2009.  The warrants have not been exercised at September 30, 3009.  The Company has attributed $34,148 to the warrant value using the Black Scholes option price model.

Note 8.  Subsequent events

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

Warrants issued

In November 2009 the Company issued warrants to purchase 2,000,000 shares exercisable at $.10 per share through October 31, 2014 for an extension of the Standstill Agreement. These Warrants also contain cashless exercise provisions in the event that there is no current registration statement effective at the time of exercise.

Common Stock

In November 2009, the Company entered into a Consulting Agreement with Steven Posner and Oceanus Capital LLC pursuant to which the Company agreed to issue an aggregate of 3,000,000 restricted shares in exchange for certain introductions made by them to the Company and various other related services.

In November 2009, the Company entered into a business development and public relation consulting contract with Sound Capital, Inc. This contract is for a period of one year and requires the Company to issue 3,000,000 restricted shares of Common Stock to the consultant upon the execution of the agreement and an additional 1,000,000 free trading shares to the consultant on or before February 12, 2010. The agreement may be terminated for cause or convenience upon 30 days prior written notice.

In November 2009 according to the provisions of the Convertible Debenture agreement the Company elected to issue 843,674 shares of the Company’s restricted Common Stock to pay for accrued interest on the debentures of $60,000.

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

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q and our Form 10-K filed November 12, 2009 for the fiscal year ended June 30, 2009.  Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions.  The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein.  The Company's actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2009 have been included.

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

Standstill Agreement

        On June 1, 2009, the Company and its Debenture Holders entered into a Standstill Agreement which provided for a 120-day standstill period pursuant to which the Debenture Holders would not exercise their rights under the Debentures, security agreements, guarantee, pledge agreement and other related “Transaction Documents.” In October 2009 by separate agreement, the Standstill Period was extended by the Debenture Holders through the close of business on December 1, 2009. The following is a summary of some of the material provisions of the Standstill Agreement:

•
The Debenture Holders received warrants to purchase 1,000,000 shares of Hague’s Common Stock, exercisable at $.25 per share over a period of 18 months together with cashless exercise provisions in the event no registration statement is effective at the time of exercise. Of the 1,000,000 warrants, the Debenture Holders assigned 175,000 warrants and 75,000 warrants to Isaac Horton and Richard Patton, respectively. Messrs. Horton and Patton served as directors of Hague in accordance with the Debenture Holders’ right to appoint two members to the Board of Directors. Warrants to purchase 2,000,000 shares exercisable at $.10 per share through October 31, 2014 were issued for an extension of the Standstill Agreement. These Warrants also contain cashless exercise provisions in the event that there is no current registration statement effective at the time of exercise.

•	Certain stockholders of the Company were to exchange up to 2,350,000 shares of free trading shares for restricted shares of Hague’s Common Stock.

•
The Company would seek to raise additional financing either in Hague or in Solterra. If the financing was in Solterra and at least $2,000,000 was raised, then the Debenture Holders would have the right to have Hague assign its Debenture obligation to Solterra and to permit the Debenture Holders to convert their indebtedness into Solterra Common Stock at a 25% discount to terms of the private placement offering. As of November 20, 2009, no additional equity financing has been raised by the Company.

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

Liquidity and Capital Resources

At September 30, 2009 the Company had a working capital deficit of $1,496,344.  The Company has been in the development stage since inception. As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture as well as advances from a director shareholder as well as employees wages being accrued but not paid.

The Company is aggressively seeking additional financing; however, no agreements for additional financing have been received and the Company cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our new plan of operations.  If we are unable to achieve the financing necessary to continue our new plan of operations, then our stockholders may lose their entire investment in the Company.

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

Statement of operations – September 30, 2009

General and administrative expenses

During the three months ended September 30, 2009 the Company incurred $197,448 of general and administrative expenses compared to the $35,462 recorded for the three months ended September 30, 2008.  The increase of $161,986 is attributed to the fact the Company was not operational at September 30, 2008.  The Company became operational after the financing was received in November 2008.  Included in the expenses for the current quarter wages were of $135,000, license maintenance costs of $25,489, legal and audit of $17,070, corporate expense of $2,005, office expenses of $11,973, travel expense of $4,608 and amortization of furniture and equipment of $1,303.  General and administrative expenses for the three months ended September 30, 2008 included wages of $15,000, moving expense of $7,614, office expense of $6,545, travel expense of $5,218 and insurance of $1,085.

Research and development expenses.

Research and development expenses of $155,000 were incurred per an agreement to a major university to optimize the printing process of solar cells.  A further $30,473 of expenses were recorded for the period ended September 30, 2009 to another major university for the development of the continuous batch production of the Company’s proprietary Quantum Dots.  There were no development costs incurred in the period ending September 30, 2008.

Amortization of convertible debenture discount

The convertible debenture discount of $1,500,000 is being amortized over the term of the 36 month term of the debenture using the effective interest method.  The debenture was issued on November 4, 2008.  Amortization recorded for the period ended September 30, 2009 was $39,363.  The amortized balance of the discount at September 30, 2009 is $1,366,282 resulting in the convertible debenture value on the balance sheet net of the discount $133,718.  At September 30, 2008 this account did not exist.

Amortization of deferred finance cost

This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized using the effective interest method over the thirty-six month life of the debenture.  Amortization recorded for the period ended September 30, 2009 was $26,250.  At September 30, 2008 this account did not exist.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008. Interest expense recorded for the period ended September 30, 2009 was $30,000.  According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.  In March 2009 the Company issued 506,493 shares of the Company’s restricted Common Stock to pay $39,000 of accrued interest.  In November 2009 the Company issued 843,674 shares of the Company’s restricted Common Stock to pay $60,000 of accrued interest.  There was no interest for the period ended September 30, 2008 as the debenture was issued after this date.

Cash Flow

During the period ended September 30, 2009, cash was used in operations of $3,848.  During this period the Company received proceeds on disposal of furniture and equipment of $3,848.  These changes resulted in no change in the cash position from the year ended June 30, 2009.  The opening cash at June 30, 2009 was nil,and the closing balance at September 30, 2009 was also nil.

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

Item 4.  Controls and Procedures

The Company maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in giving us reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

In our Management’s Report on Internal Control Over Financial Reporting included in the Company’s Form 10-K for the year ended June 30, 2009, management concluded that our internal control over financial reporting was effective as of June 30, 2009.

Management did however identify a significant deficiency; a significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  To remediate this situation, we are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

We believe that the remediation measures we are taking, if effectively implemented and maintained, will remediate the significant deficiency discussed above.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	From July 1, 2008 to November 12, 2009, we had the following sales of unregistered Common Stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Nov. 4, 2008	Common Stock	41,250,000 Shares	Share exchange pursuant to Plan of Reorganization; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.
Nov. 4, 2008	Common Stock and Debentures	3,525,000 shares and $1,500,000 Debentures	$1,500,000; $150,000 of finder’s fees	Section 4(2).	Notes are convertible at $.2667 per share.
March, 2009	Common Stock	506,493 Shares	Shares issued in exchange for interest of $30,667; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.
June, 2009 and November 2009	Common Stock Warrants	3,000,000 Shares	Warrants issued as part of a Standstill Agreement; no commissions paid.	Section 4(2) and/or Rule 506.	1,000,000 Warrants are exercisable at $0.25 per share over a period of 18 months and 2,000,000 Warrants are exercisable at $.10 per share through October 31, 2014.
November , 2009	Common Stock	843,674	Shares issued in exchange For interest of $60,000; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.
November, 2009	Common Stock	3,000,000	Shares issued for services rendered; no commissions paid	Section 4(2) and/or Rule 506.	Not applicable.

(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the three months ended September 30, 2009, there were no repurchases by the Company of its Common Stock.

Item 3. Defaults Upon Senior Securities. None

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits

The following exhibits are all previously filed in connection with our Form 8-K filed November 10, 2008, unless otherwise noted.

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 15, 2008, by and among Hague Corp., Solterra Renewable Technologies, Inc., the shareholders of Solterra and Greg Chapman, as Indemnitor.

4.1	Form of Securities Purchase Agreement dated as of November 4, 2008.

4.2	Form of Security Agreement dated November 4, 2008.

4.3	Form of Subsidiary Guarantee dated November 4, 2008.

4.4	Form of Stock Pledge Agreement dated November 4, 2008.

4.5	Form of Debenture-- MKM Opportunity Master Fund, Ltd.

4.6	Form of Debenture.-- MKM SP1, LLC.

4.7	Form of Debenture-- Steven Posner Irrevocable Trust u/t/a Dated 06/17/65.

4.8	Form of Escrow Agreement.

4.9	Form of Amended Waiver and Consent.

4.10	Form of Registration Rights Agreement.

4.11	Standstill Agreement dated June 1, 2009 (incorporated by reference to the Registrant’s Form 8-K filed on June 9, 2009).

4.12	Amended Standstill Agreement dated June 1, 2009 (incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2009 filed November 12, 2009).

4.13	Extension of Standstill Agreement dated October 29, 2009(incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2009 filed November 12, 2009).

10.1
License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. dated August 20, 2008 (incorporated by reference to the Registrant’s Form 10-Q for its Quarter year ended March 31, 2009 filed May 15, 2009).

10.2	Letter dated October 2, 2008 from Rice University amending the License Agreement contained in Exhibit 10.1.

10.3	Agreement with Arizona State University executed by ASU on October 8, 2008 and executed by Solterra on September 18, 2008 (incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2009 filed November 12, 2009).

10.4	Letters dated November 5, 2009 and November 9, 2009 amending Rice University Agreement (incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2009 filed November 12, 2009).

10.5	Consulting Agreement between Steven Posner, Oceanus Capital and the issuer (incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2009 filed November 12, 2009).

10.6	Consulting Agreement between Sound Capital Inc and the issuer dated November 12, 2009 *

10.7	License Agreement between The University of Arizona and the issuer dated July 2009.*

21.1	Subsidiaries of Registrant listing state of incorporation (incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2009 filed on November 12, 2009).

31(a)	Rule 13a-14(a) Certification – Chief Executive Officer *

31(b)	Rule 13a-14(a) Certification – Chief Financial Officer *

32(a)	Section 1350 Certification – Chief Executive Officer *

32(b)	Section 1350 Certification – Chief Financial Officer *
____________
*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAGUE CORP.

November 23, 2009	By:	/s/ Stephen Squires
Stephen Squires
Chief Executive Officer

November 23, 2009	By:	/s/ Brian Lukian
Brian Lukian
Chief Financial Officer