Form 10-Q
period 2009-12-31
HAGUE CORP.
filed 2010-02-22
CIK 1403570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number: 333-146533

HAGUE CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8195578	20-8195578
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)	(IRS Employer Identification No.)

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Accelerated Filer [ ]	Smaller Reporting Company [X]

As of February 19, 2010, the issuer had 77,542,963 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

INDEX

PART 1 – FINANCIAL INFORMATION	Page

Item 1. Financial Statements	3

Consolidated balance sheets as of December 31, 2009 (unaudited) and June 30, 2009	3

Consolidated statements of operations, for the three months and six months ended December 31, 2009 and December 31, 2008 and for the period from inception (May 19, 2008) through December 31, 2009 (unaudited)	4

Consolidated statements of cash flows for the six months ended December 31, 2009 and December 31, 2008 and for the period from inception (May 19, 2008) through December 31, 2009 (unaudited)	5

Notes to consolidated financial statements (unaudited)	6

Item 2. Management’s Plan of Operation.	13

Item 3. Quantitative and Qualitative Disclosures and Market Risk	18

Item 4. Controls and Procedures	19

PART 2 – OTHER INFORMATION	20

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	24

FINANCIAL INFORMATION

Item 1. Financial Statements

Hague Corp.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31	June 30
	2009	2009
	(Unaudited)
ASSETS
Current
Current assets	$-	$-

Total current assets	-	-

Licenses	40,000	40,000
Furniture and equipment, net of amortization	10,213	16,520
Deferred financing cost, net	193,667	246,167

Total other assets	243,880	302,687

Total assets	$243,880	$302,687

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
Bank indebtedness	$-	$1,377
Accounts payable and accrued Liabilities	723,058	349,110
Accrued liabilities - related party	518,286	162,687
Fair value of embedded conversion feature	467,315	-
Convertible debenture, net of discount	183,175	-

Total current liabilities	1,891,834	513,174

Convertible debenture, net of discount	-	540,726

Total liabilities	1,891,834	1,053,900

Commitments and Contingencies

Stockholder's deficit
Common stock, $0.001 par value,
Authorized, 100,000,000 shares
Issued and outstanding 77,042,963 and 69,881,493 as of December 31, 2009 and June 30, 2009, respectively	77,043	69,881
Additional paid-in capital	2,338,550	1,203,091
Deficit accumulated during the development stage	(4,063,547)	(2,024,185)

Total stockholders' deficit	(1,647,954)	(751,213)

Total liabilities and stockholders' deficit	$243,880	$302,687

The accompanying notes are an integral part of these consolidated financial statements.

Hague Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and the six months ending December 31, 2009, and December 31, 2008 and May 19, 2008 (inception) through December 31, 2009
(Unaudited)

	Three months	Three months	Six months	Six months	Inception
	ended	ended	ended	ended	through
	December 31	December 31	December 31	December 31	December 31
	2009	2008	2009	2008	2009

Operating expenses:
General and administrative	$886,556	$623,295	$1,084,004	$698,757	$2,318,237
Research and development	155,000	-	340,473	-	751,893

Total operating expenses	1,041,556	623,295	1,424,477	698,757	3,070,130

Loss from operations	(1,041,556)	(623,295)	(1,424,477)	(698,757)	(3,070,130)

Other expenses:
Amortization of convertible debenture discount	49,457	59,931	88,820	59,931	217,323
Amortization of deferred finance cost	26,250	16,333	52,500	16,333	121,333
Change in fair value of embeded conversion feature	(108,086)	-	(28,597)	-	(89,044)
Interest expense	97,290	18,333	127,290	18,333	206,290
Stock option compensation	357,602	-	357,602	-	357,602
Warrant expense	179,913	-	179,913	-	179,913

Total other expenses	(602,426)	(94,597)	(777,528)	(94,597)	(993,417)

Net loss	$(1,643,982)	$(717,892)	$(2,202,005)	$(793,354)	$(4,063,547)

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding	73,929,317	58,369,565	71,905,405	49,301,630

The accompanying notes are an integral part of these consolidated financial statements.

Hague Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ending December 31, 2009, and December 31, 2008 and May 19, 2008 (inception) through December 31, 2009
(Unaudited)

	Six months	Six months	Inception
	ended	ended	through
	December 31	December 31	December 31
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(2,202,005)	$(793,354)	$(4,063,547)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	660,000	-	663,700
Stock issued for debenture interest	157,290	-	157,290
Depreciation of furniture and office equipment	2,460	407	5,322
Amortization of convertible debenture discount	88,820	59,931	217,323
Amortization of deferred finance cost	52,500	16,333	121,333
Stock compensation	357,602		357,602
Warrant expense	179,913		179,913
Change in fair value of warrants and embeded
conversion feature	(28,597)	-	(89,044)
Net change in:
Bank indebtedness	(1,377)	-	(1,377)
Prepaids	-	(119,022)	-
Accounts payable and accrued liabilities	373,947	45,959	761,233
Accrued liabilities - related party	239,812	2,140	402,499

Cash flows used in operating activities	(119,635)	(787,606)	(1,287,753)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	-	(40,000)	(40,000)
Proceeds from related party advances	115,787	-	115,787
Proceeds from disposal of furniture and equipment	3,848	-	3,848
Purchase of furniture & equipment	-	(13,132)	(19,382)

Cash flows used in investing activities	119,635	(53,132)	60,253

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	42,500	42,500
Proceeds from convertible debenture issued	-	1,500,000	1,500,000
Payment of deferred finance cost	-	(315,000)	(315,000)

Cash flows from financing activities	-	1,227,500	1,227,500

NET INCREASE IN CASH	-	386,762	-

Cash, beginning of the period	-	-	-

Cash, end of the period	$-	$386,762	$-

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Non cash transaction
Common stock issued for debenture interest	$-	$-	$39,000
Issuance of common stock in connection
with recapitalization	$-	$-	$2,202
Cumulative effect of change in accounting
principle on convertible notes	$467,315	$-	$467,315

The accompanying notes are an integral part of these consolidated financial statements.

HAGUE CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2009. The results for the six months and three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2010.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, effective for financial statements issued for interim and annual periods ending after June 15, 2009, which requires us to disclose the date through which we have evaluated subsequent events and whether the date corresponds with the release of our financial statements.  We have evaluated subsequent events through February 19, 2010, the date the financial statements were available to be issued.

Hague is a start-up solar technology and quantum dot manufacturing firm which was founded by Stephen Squires. Mr. Squires perceives an opportunity to acquire a significant amount of both quantum dot and solar photovoltaic market share by commercializing a low cost quantum dot processing technology and a low cost quantum dot based third generation photovoltaic technology/solar cell, pursuant to an exclusive license agreement with William Marsh Rice University (“Rice University” or “Rice”).  Our objective is to become the first bulk manufacture of high quality tetrapod quantum dots and the first solar cell manufacturer to be able to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, Europe, the Middle East and Asia.

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

Note 2. Nature and Continuance of Operations

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $4,063,547 since its inception, at December 31, 2009, has a working capital deficit of $1,891,834 and zero current assets.  The Company needs substantial and immediate financing to sustain operations and to meet its obligations over the next twelve months, as it expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company is exploring all avenues of financing at this time and can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all.

Note 3. Related party transactions

During the six months ended December 31, 2009, the Company accrued $60,000 which was expensed but not paid for services to the CEO / major shareholder.   During the six months ended December 31, 2009 the Company recorded $5,412 of rent expense for the use of executive office space in the home of the CEO / major shareholder.

Included in accrued liabilities – related party of $518,286 is $191,750 due to a director of the Company for $30,892 of expenses paid by officers on behalf of the Company, $115,787 of cash advances paid to the Company and unpaid wages of $90,000.  The remainder of the accrued liabilities – related party of $326,536 consists of unpaid wages, $312,500, and unpaid expenses, $14,036, to officers and other related parties of the Company.  At June 30, 2009 there was $40,368 due the director of the Company and $122,319 due the officers of the Company.

  See "Subsequent Events" under "Note 10" for additional Related Party Transactions.

Note 4. Convertible debentures

On November 4, 2008, Hague Corp entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of Hague Corp (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture has a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is prepayable by Hague Corp at anytime without penalty, subject to the Debenture holders’ conversion rights.  In recognition of the 3,525,000 shares issued, the Company recorded a discount of $1,155,826.  The discount is made up of two components, $577,913 related to the discount for the relative fair value of the shares issued and $577,913 related to a beneficial conversion feature. The discount will be amortized over the 3 year life of the debenture and recorded as interest expense. Each Debenture is convertible at the option of each Lender into Hague Corp’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”) at a conversion price of $.2667 per share (the “Conversion Price”). The Registration Rights Agreement requires Hague Corp to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event Hague Corp fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale.  The Debentures are secured by the assets of Hague Corp and are guaranteed by Solterra as Hague Corp’s subsidiary. In the event the Debentures are converted in their entirety, Hague Corp would be required to issue an aggregate of 5,624,297 shares of Hague Corp’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of Hague Corp’s Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction Documents.  We also entered into a 120-day Standstill Agreement with the Debenture Holders effective June 1, 2009 which was amended to expire at the close of business on December 1, 2009.  The Standstill Agreement provided for the resignation of a director, the transfer of Solterra’s License Agreement with Rice to Hague and for Solterra to obtain from Hague a worldwide exclusive license to purchase quantum dots for solar purposes and to grant sublicenses. To date, the Company has not obtained the consent of Rice to accomplish these objectives. The Standstill Agreement had put a moratorium on the rights of Debenture Holders, subject to certain conditions set forth in the Standstill Agreement.  Since the Standstill Agreement was not extended, the Company may be deemed to have failed to file a Registration Statement with the SEC and to timely obtain an effective date as required by the Transaction Documents, thereby causing an event of default to exist.  As of the filing date of this Form 10-Q, the Debenture Holders have taken no action under the Transaction Documents to accelerate the payment date under the Debentures or any other rights or remedies that they may have thereunder.

The deferred financing costs related to the issuance of the debenture are recorded as deferred charges and are being amortized over 36 months using the effective interest method.  During the six months ended December 31, 2009, amortization expense of $52,500 was recorded.

The Transaction Documents include a Stock Pledge Agreement pursuant to which Stephen Squires has pledged 20,000,000 shares of our Common Stock to the Debenture holders (the “Holders”) until such time as the Debentures are paid in their entirety.

Standstill Agreement

On June 1, 2009, the Company and its Debenture Holders entered into a Standstill Agreement which provided for a 120-day standstill period pursuant to which the Debenture Holders would not exercise their rights under the Debentures, security agreements, guarantee, pledge agreement and other related “Transaction Documents.”  In October 2009 by separate agreement, the Standstill Period was extended by the Debenture Holders through the close of business on December 1, 2009 and it expired on that date.  On November 12, 2009, Dr. Horton resigned from the Board of Directors in accordance with the Standstill Agreement.

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

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  We have valued the convertible note that contains down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of July 1, 2009 and December 31, 2009.   The fair value of the derivatives as of July 1, 2009 upon implementation of ASC 815-40-15 was estimated by management to be $495,912.  As part of implementing ASC 815-40-14 the Company adjusted accumulated deficit by $162,643 and additional paid in capital by $212,184.  The fair value of the derivatives as of December 31, 2009 was estimated by management to be $467,315.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative Liabilities:

	As of December 31, 2009
	Fair Value Measuring Using
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$467,315	-	-	$467,315	$467,315

Total Derivative Liabilities	$467,315	-	-	$467,315	$467,315

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first six months of 2009.

	Fair Value Measurements Using Level 3 Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of July 1, 2009	$495,912	$495,912
Total Gains or Losses (realized/unrealized) Included in Net Loss	(28,597)	(28,597)
Purchases, issuances and Settlements	-	-
Transfers in and/or out of Level 3	-	-

Ending Balance at December 31, 2009	$467,315	$467,315

Note 6. Commitments and Contingencies

Contingency
Certain default clauses related to the various agreements discussed in Note 4 would result in a change of control of the board of directors.  Certain debt holders would have the option to appoint independent members to the board under such default.

License Agreement - Work-Study Arrangements

Solterra has a License agreement with William Marsh Rice University whereby minimum royalty payments which are calculated based on sales volume must be made starting in August 2010.  This agreement can be terminated by Rice if certain financial and other conditions are not fulfilled by Solterra.  As of the filing date of this Form 10-Q, Solterra has an insolvency issue under said Agreement and is in arrears in the payment of certain monies due to Rice, which if not resolved to the satisfaction of Rice could lead to the immediate termination of the Agreement by Rice.  Solterra also has a work-study arrangement with Rice which began in January 2009 for a period of twelve months and was recently extended for an additional six months.  Solterra is in arrears in the payment of its obligations under its work-study arrangement.

In July 2009 the Company  completed a license agreement with The University of Arizona whereby minimum royalty payments are calculated based on sales volume must be made starting in January 2011.  The License Agreement relates to certain patent rights owned by the University pertaining to "Screen-Printing Techniques for the Fabrication for Organic Light-Emitting Diodes."

Development service agreements

In October 2008, the Company entered into a development service agreement with Arizona State University ("ASU") to optimize the printing process of solar cells.  The agreement is for the period October 1, 2008 to January 30, 2010 with an option for two additional years of services.  This Agreement has been extended by the Parties for one of said two additional years.  The table below summarizes these financial commitments under this agreement.  These amounts are recorded as research and development expenses in the consolidated financial statements.

In addition the company has two other service agreements each for a twelve month period starting in October and November 2009.

Fiscal	Services	Lease	License
Year	agreement	agreement	agreements	Total
2010	$416,575	$-	$-	$416,575
2011	454,725	-	204,450	659,175
2012	-	-	598,250	598,250
2013	-	-	1,946,000	1,946,000
2014	-	-	3,938,600	3,938,600
Thereafter	-	-	3,938,600	3,938,600

Total	$871,300	$-	$10,625,900	$11,497,200

The Company is currently in arrears for payment of obligations due to ASU totaling $ 455,000.

Note 7.  Warrants

The Company issued 1,000,000 common stock warrants on June 1, 2009.  The warrants have not been exercised at December 31, 2009.  The Company has attributed $34,148 to the warrant value using the Black Scholes option price model.

The Company issued 2,000,000 common stock warrants on October 31, 2009.  The warrants were issued in connection with the extension of the standstill agreement.  The Company has attributed $179,913 to the warrant value using the Black Scholes price model.

The following table summarizes warrants that are issued, outstanding and exercisable.

		Warrants Issued & Outstanding
Exercise	Expiration	December 31	June 30
Price	Date	2009	2009

$0.25	Dec 1, 2010	1,000,000	1,000,000
$0.10	Oct 31, 2014	2,000,000	-

		3,000,000	1,000,000

Note 8. Stock options

In October 2009 the Board of Directors authorized the approval of a stock option plan covering 7,500,000 shares of common stock, which was later increased to 10,000,000 shares on December 2, 2009 and approved by stockholders on January 25, 2010.  The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options.  The Company has attributed $357,602 to the stock option value using the Black Scholes price model.

Option activity was as follows for the six months ended December 31, 2009 and the twelve months ended June 30, 2009.

	2010		2009
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	-		$-	$
Granted	3,200,000	0.05	-
Exercised	-		-
Forfeited/cancelled	-		-

Exercisable at end of period	3,200,000	$0.05	-	$

Information about options outstanding was as follows at December 31, 2009

Remaining
Class		Average	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life in years	Price	Exercisable	Price

$0.05	3,200,000	9.80	$0.05	3,200,000	$0.05

Note 9. Common stock

In November 2009, according to the provisions of the Convertible Debenture agreement the Company elected to issue 843,674 shares of the Company’s restricted Common Stock to pay for accrued interest on the debentures of $60,000.  In December 2009 the Company issued a further 317,796 shares of the Company’s restricted Common Stock to pay for accrued interest on the debentures of $97,290.

In October 2009, the Company issued 3,000,000 restricted shares of Common Stock in accordance with the terms of a consulting agreement entered into with Steven Posner and Oceanus Capital LLC in exchange for certain introductions made by them to the Company and various other related services.  The shares were valued at the closing price on the date of the transaction resulting in an $300,000 professional fee expense and $297,000 recorded as additional paid in capital.

In November 2009, the Company issued 3,000,000 restricted shares of Common Stock in accordance with the terms of a business development and public relation consulting contract with Sound Capital, Inc.  This contract is for a period of one year and requires the Company to issue 3,000,000 restricted shares of Common Stock to the consultant upon the execution of the agreement and an additional 1,000,000 free trading shares to the consultant on or before February 12, 2010.  The agreement may be terminated for cause or convenience upon 30 days prior written notice.  Of the 1,000,000 shares, 500,000 shares were issued in January 2010 as restricted securities.  See "Note 10."

Note 10.  Subsequent events

Stockholder Matters

On January 25, 2010 the stockholders of the Company by majority of written consent approved the filing of an amendment to the Company's Article of Incorporation to change the name of the corporation from Hague Corp. to Quantum Materials Corp. and to increase the authorized common stock to 200,000,000 shares, $.001 par value.  The stockholders also ratified the Company's compensation plan covering 10,000,000 shares of common stock.  This plan provides for the direct issuance of common stock or the grant of options thereunder.  The Amendment to the Company's Article of Incorporation has not been filed in Nevada as of the filing date of this Form 10-Q, as the Company is seeking to raise additional funds for this and other purposes.

Stock options issued

In January 2010 the Board approved the granting of fully vested non-statutory stock options to purchase 500,000 shares to the Company’s attorney.  These options are exercisable over a period of ten years at an exercise price of $.2667 per share, subject to downward adjustment in the event that that the Conversion Price of the Company's outstanding debentures is reduced in the future.

Common Stock - Business Development and Public Relations Agreements

In January 2010 the Company issued 500,000 restricted shares of Common Stock pursuant to the terms of the business development and public relation consulting contract with Sound Capital, Inc. in lieu of free trading of shares.  A further 500,000 shares of Common Stock were required to be issued on or before February 12, 2010 in accordance with this agreement.  These shares have not been issued as of the filing date of this Form 10-Q.

In January 2010, the Board of Directors approved a Public Relations Agreement with American Capital Partners.  This Agreement will require the Company to issue 100,000 restricted shares of common stock

Related Party Transactions

On January 20, 2010, the Board of Directors approved a three-year employment contract for Stephen Squires, Chief Executive Officer.  The Agreement contemplates that he receive a salary of $10,000 per month, that he would receive 2,000,000 shares of common stock, and options to purchase 5,000,000 shares of common stock at an exercise price of $.05 per share for a term of ten years.  Mr. Squires' employment contract became effective January 25, 2010, however the stock and option portion of his contract are granted and become fully vested upon the filing of the Certificate of Amendment to the Company's Article of Incorporation with the Secretary of State of the State of Nevada, thereby increasing the Company's authorized common stock to 200,000,000 shares.

On January 20, 2010, the Board approved a three-year employment agreement with Dr. Robert Glass, a Director of the Company.  As a non-executive officer he has been given the title of Chief Technology Officer at a salary of $10,000 per month.  The Agreement provides for him to receive 250,000 restricted shares of common stock.  These shares will be issued to Dr. Glass upon the filing of the Company's Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada, at which time the Company's authorized common stock will increase to 200,000,000 shares.

On January 20, 2010, the Board recognized that Stephen Squires has made loans to the Company and may make additional loans to the Company.  The Board approved granting Mr. Squires a two-year option to convert up to $200,000 of cash advances into a maximum of 5% of the outstanding common stock of Solterra currently owned by the Company

Item 2.  Management’s Plan of Operation

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended December 31, 2009 have been included.

Business Overview

Hague is a start-up solar technology and quantum dot manufacturing firm which was founded by Stephen Squires. Mr. Squires and our other officers and directors bring to us a large degree of experience in developing innovative technology, and commercializing high technology products.  We perceive an opportunity to acquire a significant amount of both quantum dot and solar photovoltaic market share by commercializing a low cost quantum dot processing technology and a low cost quantum dot based third generation photovoltaic technology/solar cell, pursuant to an exclusive license agreement with William Marsh Rice University (“Rice University” or “Rice”).  Our objective is for Hague to become the first bulk manufacture of high quality tetrapod quantum dots and for Solterra to be the first solar cell manufacturer to be able to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, Europe, the Middle East and Asia.

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

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of the Company (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture has a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is prepayable by the Company at anytime without penalty, subject to the Debenture holders’ conversion rights. Each Debenture is convertible at the option of each Lender into the Company’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”) at a conversion price of $.2667 per share (the “Conversion Price”).  The Registration Rights Agreement requires the Company to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event the Company fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale. The Debentures are secured by the assets of the Company and are guaranteed by Solterra as the Company’s subsidiary. In the event the Debentures are converted in their entirety, the Company would be required to issue and aggregate of 5,624,297 shares of the Company’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company’s Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction.   We also entered into a 120-day Standstill Agreement with the Debenture Holders effective June 1, 2009 which was amended to expire at the close of business on December 1, 2009.  The Standstill Agreement provided for the resignation of a director, the transfer of Solterra’s License Agreement with Rice to Hague and for Solterra to obtain from Hague a worldwide exclusive license to purchase quantum dots for solar purposes and to grant sublicenses. To date, the Company has not obtained the consent of Rice to accomplish these objectives. The Standstill Agreement had put a moratorium on the rights of Debenture Holders, subject to certain conditions set forth in the Standstill Agreement.  Since the Standstill Agreement was not extended, the Company may be deemed to have failed to file a Registration Statement with the SEC and to timely obtain an effective date as required by the Transaction Documents, thereby causing an event of default to exist.  As of the filing date of this Form 10-Q, the Debenture Holders have taken no action under the Transaction Documents to accelerate the payment date under the Debentures or any other rights or remedies that they may have thereunder.

Plan of Operation

Since November 4, 2008, the Company is executing its business plan as follows:

Scale up TetraPod Quantum Dot Production by applying proprietary technology licensed from Rice University for our TetraPod quantum dot synthesis process. This licensed technology enables Solterra to produce the highly desirable CdSe TetraPod quantum dots at a cost savings of greater than 50% compared to competing suppliers, and will organically supply Solterra’s requirements for quantum dots for its solar cells. Additionally, Solterra will market these TQ-Dots through various existing supply channels into various markets, including but not limited to medical diagnostics and printed electronics. The initial pilot scale up will take place at or near Rice University in Houston, Texas. The staff there will include one post doctorate, Professor Michael Wong the inventor of the technology and our Vice President in charge of quantum dot commercialization David Doderer. Following initial proof of scale production, the commercial production of quantum dots will likely be consolidated in a purpose built facility in Phoenix, Arizona, adjoining the proposed solar cell pilot production line.

Initiate scaled manufacturing of tetrapod quantum dots, based in part on technology licensed from William H. Marsh Rice University, and building on continued research.  Planning includes the implementation of one or more Solterra owned mini-batch lines for quantum dot conjugation and quality control studies, as well as a micro-reactor pilot line based on outcomes of collaboration with Access2Flow, an advanced flow chemistry consortium based in the Netherlands.  The design of the pilot line is intended such that the initial target output of the line, at approximately one kilogram per day, can be further scaled at least by an order of magnitude to 100 Kilograms per day in late 2010.  The output of the tetrapod quantum dots manufacturing will be used for Solterra’s quantum dot solar cells as well as stand-alone sales into the biomedical research fields and to third party developers of quantum dot products such as displays, memory and computer and consumer electronics.

Fabricate solar cells and optimize the performance of solar cells based on a blend of a suitable conjugated polymer and CdSe TetraPod quantum dots (TQDs).  The aim is to invest our best efforts to demonstrate and scale up production of low cost quantum dot solar cells having peak efficiency of greater than 6%. The efficiency of solar cells is the electrical power it puts out as percentage of the power in incident sunlight. Within the photovoltaic market, cell pricing and peak efficiency are key benchmarks for consumers in the decision for system selection and installation. The design and manufacture of Solterra's TetraPod quantum dot based solar cells is projected to allow for the conversion of sunlight into usable electricity at a combination of efficiencies and cell cost at a very low "cents per kilowatt-hour" rate. This work is being accomplished on site at the Arizona State University labs where we also maintain our corporate offices. The staff there includes three post doctorates three undergraduates, our Chief Science Officer, Professor Ghassan Jabbour and our CEO, Stephen Squires.

Continue to develop and characterize the TetraPod Quantum Dot Solar Cell product; moving towards pilot proof line for solar cells and leading to high throughput print line ultimately capable of yearly solar cell output near gigawatt range. Target cell efficiencies are 6% within one year, 10% within 2 years and greater than 20% within five years.  Coupled within cell cost per watt decreasing below $1.00/Watt, we intend to pursue initial product sales in late 2010 with significant increases in 2011.

Liquidity and Capital Resources

At December 31, 2009 the Company had a working capital deficit of $1,891,834.  The Company has been in the development stage since inception. As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture as well as advances from a director shareholder and employees wages being accrued but not paid.

As of the filing date of this Form 10-Q, the Company has no cash or cash equivalent assets.  The Company has been relying on loans from its Chief Executive Officer resulting from private transactions in our common stock owned by him.  The Company has also relied on Rice and ASU performing work under business agreements in which the Company is in arrears as well as employees and consultants temporarily agreeing to defer payment of wages and fees owed to them.  The Company is aggressively seeking additional financing; however, no definitive agreements for additional financing have been received and the Company cannot provide any assurance that additional funding will be available to finance our operations on terms acceptable to us, if at all, in order to enable us to complete our plan of operations.  If we are unable to achieve the financing necessary to continue our plan of operations, then our stockholders may lose their entire investment in the Company.  See "Notes to Financial Statements."

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

Statement of operations – December 31, 2009

General and administrative expenses

During the six months ended December 31, 2009 the Company incurred $1,084,004 of general and administrative expenses compared to the $698,757 recorded for the six months ended December 31, 2008.  The increase of $385,247 is attributed to a combination of events.  In the second quarter of 2008 a one time fee of $500,000 was incurred for the development of the Company’s tactical business plan and reorganization.  After adjusting for this event the expenses for the six month ended December 31, 2009 is in fact $885,247 more than the six months ended December 31, 2008.  This increase can be attributed to the fact the Company was not operational at September 30, 2008.  The Company became operational after the financing was received in November 2008.  Therefore the six month period ended December 31, 2008 does not include six months of operational expenses.  In addition the Company recorded $660,000 as professional fee expense in relation to the 6,000,000 shares issued for services mentioned in note 9 of the financial statements.

Included in the expenses for the current six months were professional fees of $660,000 wages of $295,000, license maintenance costs of $26,939, legal and audit of $44,103, corporate expense of $10,082, office expenses of $21,658, travel expense of $17,392 and amortization of furniture and equipment of $2,460.  General and administrative expenses for the six months ended December 31, 2008 included wages of $95,000, moving expense of $7,614, office expense of $16,034, travel expense of $34,723, insurance of $3,918, amortization of furniture and equipment of $407 and the one time fee of $500,000.

During the three months ended December 31, 2009 the Company incurred $886,556 of general and administrative expenses compared to the $623,295 incurred in the three months ended December 31, 2008.   Once again after adjusting for the one time fee of $500,000 included in the three months ended December 31, 2008 the general and administrative expenses actually increased $763,261.  As the financing was received in early November 2008 the quarter ended December 31, 2008 was not a complete quarter of expenses.   This then explains the increase in the general and administrative expenses in the quarter ended December 31, 2009 over the quarter ended December 31, 2008.

Included in the expenses for the current three months were professional fees of $660,000, wages of $160,000, license maintenance costs of $1,450, legal and audit of $27,033, corporate expense of $8,077, office expenses of $9,108, travel expense of $13,362 and amortization of furniture and equipment of $1,157.  General and administrative expenses for the three months ended December 31, 2008 included wages of $80,000, legal and audit of $33,732, office expense of $16,923, travel expense of $21,890, insurance of $2,833, amortization of furniture and equipment of $407 and the one time fee of $500,000.

Research and development expenses.

Research and development expenses of $340,473 were incurred in the six months ended December 31, 2009, compared to Nil in the six months ended December 31, 2008.  The Company started research and development two months after obtaining the initial financing in November 2008; therefore no expenses of this nature were incurred in the period ending December 31, 2008.  The Company has two development agreements in place with major universities.  One development agreement to optimize the printing process of solar cells and the other development agreement to optimize the manufacturing process for quantum dots.  At December 31, 2009 the Company had incurred $340,473 of expenses for these two contracted agreements.

Research and development expenses of $155,000 were incurred in the three months ended December 31, 2009, compared to Nil in the three months ended December 31, 2008.

Amortization of convertible debenture discount

The convertible debenture discount of $1,500,000 is being amortized over the 36 month term of the debenture using the effective interest method.  The debenture was issued on November 4, 2008.  Amortization recorded for the six month period ended December 31, 2009 was $88,820.  The amortized balance of the discount at December 31, 2009 is $1,316,825 resulting in the convertible debenture value on the balance sheet net of the discount $183,175.  At December 31, 2008 the amortization for the six months was $59,931.

Amortization expense using the effective interest method in the three months ended December 31, 2009 was $49,457 compared to $59,931 in the three months ended December 31, 2008.

Amortization of deferred finance cost

This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized using the effective interest method over the thirty-six month life of the debenture.  Amortization expense recorded for the six month period ended December 31, 2009 was $52,500 compared to the $16,333 recorded in the six month period ended December 31, 2008.  However as the debenture was issued in November 2008 there were only two months of amortization in the six month period ended December 31, 2008.

In the three months ended December 31, 2009 the amortization was $26,250 compared to $16,333 in the three month period ended December 31, 2008.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008.  Interest expense recorded for the period ended December 31, 2009 was $127,290 compared to $18,333 in the six month period ended December 31, 2008.  However as the debenture was issued in November 2008 there was less than two months interest in the six months ended December 31, 2008.

In the three months ended December 31, 2009 $97,290 of interest was expenses compared to $18,333 on interest in the three months ended December 31, 2008.

According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.  In March 2009 the Company issued 506,493 shares of the Company’s restricted Common Stock to pay $39,000 of accrued interest.  In November 2009 the Company issued 843,674 shares of the Company’s restricted Common Stock to pay $60,000 of accrued interest.  In December 2009 the Company issued 317,796 shares of the Company’s restricted Common Stock to pay $30,000 of accrued interest.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the first six months was $28,597.

Stock option compensation

In October the Board of Directors granted 3,200,000 stock options. The Company has attributed $357,602 to the stock option value using the Black Scholes price model.

Warrant expense

The Company issued 2,000,000 common stock warrants on October 31, 2009.  The Company has attributed $179,913 to the warrant value using the Black Scholes price model.

Cash Flow

During the period ended December 31, 2009, cash was used in operations of $3,848.  During this period the Company received proceeds on disposal of furniture and equipment of $3,848.  These changes resulted in no change in the cash position from the year ended June 30, 2009.  The opening cash at June 30, 2009 was nil, and the closing balance at December 31, 2009 was also nil.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	From July 1, 2008 to December 31, 2009, we had the following sales of unregistered Common Stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Nov. 4, 2008	Common Stock	41,250,000 Shares	Share exchange pursuant to Plan of Reorganization; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.
Nov. 4, 2008	Common Stock and Debentures	3,525,000 shares and $1,500,000 Debentures	$1,500,000; $150,000 of finder’s fees	Section 4(2).	Notes are convertible at $.2667 per share.
March, 2009	Common Stock	506,493 Shares	Shares issued in exchange for interest of $30,667; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.
June, 2009 and November 2009	Common Stock Warrants	3,000,000 Shares	Warrants issued as part of a Standstill Agreement; no commissions paid.	Section 4(2) and/or Rule 506.	1,000,000 Warrants are exercisable at $0.25 per share over a period of 18 months and 2,000,000 Warrants are exercisable at $.10 per share through October 31, 2014.
November , 2009 and December 2009	Common Stock	1,161,470	Shares issued in exchange For interest of $90,000; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.
November, 2009	Common Stock	3,000,000	Shares issued for services rendered; no commissions paid	Section 4(2) and/or Rule 506.	Not applicable.

(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the six months ended December 31, 2009, there were no repurchases by the Company of its Common Stock.

Item 3.  Defaults Upon Senior Securities. None

Item 4.  Submission of Matters to a Vote of Security Holders.

On January 25, 2010, stockholders holding a majority of the outstanding shares of the Company's common stock consisting of 39,653,000 shares ratified, adopted and approved the following matters:

(1)   To elect five Directors of the Company for the coming year;

(2)           To ratify, adopt and approve the selection of LBB & Associates Ltd., LLP as the Company’s independent auditors for the year ending June 30, 2010;

(3)           To consider and vote upon an amendment to the Company’s Articles of Incorporation and the filing of said amendment with the Secretary of State of the State of Nevada to change our corporate name from Hague Corp. to Quantum Materials Corp., or if such name later becomes unavailable in the States of Nevada or Arizona, to such other name as approved by the Board of Directors;

(4)           To consider and vote upon an amendment to the Company’s Articles of Incorporation and the filing of said amendment with the Secretary of State of the State of Nevada changing the Company’s authorized Common Stock from 100,000,000 shares, $.001 par value, to 200,000,000 shares, $.001 par value; and

(5)           To ratify, adopt and approve the Company’s 2009 Employee Benefit and Consulting Services Compensation Plan covering 10,000,000 shares of Common Stock.

The Amendment to the Company's Article of Incorporation has not been filed in Nevada as of the filing date of this Form 10-Q, as the Company is seeking to raise additional funds for this and other purposes.

Item 5. Other Information.

See "Note 10 to the Financial Statements" for description of Various Related Party and Other Transactions.

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

10.5	Consulting Agreement between Steven Posner, Oceanus Capital and the issuer (incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2009 filed November 12, 2009).

10.6	Consulting Agreement between Sound Capital Inc and the issuer dated November 12, 2009 (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2009).

10.7	License Agreement between The University of Arizona and the issuer dated July 2009. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2009)

21.1	Subsidiaries of Registrant listing state of incorporation (incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2009 filed on November 12, 2009).

31(a)	Rule 13a-14(a) Certification – Chief Executive Officer *

31(b)	Rule 13a-14(a) Certification – Chief Financial Officer *

32(a)	Section 1350 Certification – Chief Executive Officer *

32(b)	Section 1350 Certification – Chief Financial Officer *
____________
*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAGUE CORP.

February 22, 2009	By:	/s/ Stephen Squires
Stephen Squires Chief Executive Officer

February 22, 2009	By:	/s/ Brian Lukian
Brian Lukian Chief Financial Officer