Form 10-Q
period 2010-03-31
QUANTUM MATERIALS CORP.
filed 2010-05-24
CIK 1403570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number: 0-52956

QUANTUM MATERIALS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8195578	20-8195578
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)	(IRS Employer Identification No.)

7700 S. River Parkway
Tempe, AZ 85284
(Address of principal executive offices)

           214-701-8779
 (Registrant's telephone number)

                                   HAGUE CORP.
(former name)

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

As of May 20, 2010, the issuer had 80,243,430 shares of common stock, $0.001 par value per share outstanding ("Common Stock"), without giving effect to the receipt of subscriptions for 3,125,000 shares of Common Stock, which shares have not been approved by the board or issued as of May 20, 2010.

INDEX

PART 1 – FINANCIAL INFORMATION	Page

Item 1. Financial Statements	3

Consolidated balance sheets as of March 31, 2010 (unaudited) and June 30, 2009	3

Consolidated statements of operations, for the three and nine months ended March 31, 2010 and March 31, 2009 and for the period from inception (May 19, 2008) through March 31, 2010 (unaudited)	4

Consolidated statements of cash flows for the nine months ended March 31, 2010 and March 31, 2009 and for the period from inception (May 19, 2008) through March 31, 2010 (unaudited)	5

Notes to consolidated financial statements (unaudited)	6

Item 2. Management’s Plan of Operation.	14

Item 3. Quantitative and Qualitative Disclosures and Market Risk	19

Item 4. Controls and Procedures	19

PART 2 – OTHER INFORMATION	20

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	22

Signatures	23

Quantum Materials Corp.
(A Development Stage Company, formerly Hague Corp.)

CONSOLIDATED BALANCE SHEETS

	March 31	June 30
	2010	2009
	(Unaudited)
ASSETS
Current
Cash	$8,557	$-

Total current assets	8,557	-

Licenses	40,000	40,000
Furniture and equipment, net of amortization	9,056	16,520
Deferred financing cost, net	167,417	246,167

Total other assets	216,473	302,687

Total assets	$225,030	$302,687

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank indebtedness	$-	$1,377
Accounts payable and accrued Liabilities	708,029	349,110
Accrued liabilities - related party	554,390	157,715
Advances related party	108,098	4,972
Deposits for purchase of Company stock	100,000
Fair value of embedded conversion feature	587,454	-
Convertible debenture, net of discount	244,288	-

Total current liabilities	2,302,259	513,174

Convertible debenture, net of discount - current protion	-	540,726

Total liabilities	2,302,259	1,053,900

Commitments and Contingencies

Stockholders' deficit
Common stock, $0.001 par value,
Authorized, 200,000,000 shares
Issued and outstanding 80,243,430 and 69,881,493 as of
March 31, 2010 and June 30, 2009, respectively	80,243	69,881
Additional paid-in capital	3,292,480	1,203,091
Deficit accumulated during the development stage	(5,449,952)	(2,024,185)

Total stockholders' deficit	(2,077,229)	(751,213)

Total liabilities and stockholders' deficit	$225,030	$302,687

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company, formerly Hague Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months and the nine months ending March 31, 2010, and March 31, 2009 and period from May 19, 2008 (inception) through March 31, 2010

(Unaudited)

	Three months	Three months	Nine months	Nine months	Inception
	ended	ended	ended	ended	through
	March 31	March 31	March 31	March 31	March 31
	2010	2009	2010	2009	2010

Operating expenses:
General and administrative	$305,773	$244,853	$1,389,777	$943,610	$2,624,010
Research and development	-	175,000	340,473	175,000	751,893

Total operating expenses	305,773	419,853	1,730,250	1,118,610	3,375,903

Loss from operations	(305,773)	(419,853)	(1,730,250)	(1,118,610)	(3,375,903)

Other expenses:
Amortization of convertible debenture discount	61,113	80,648	149,933	140,579	278,436
Amortization of deferred finance cost	26,250	26,250	78,750	42,583	147,583
Change in fair value of embeded conversion feature	120,139	-	91,542	-	31,095
Interest expense	38,551	30,667	165,841	49,000	244,841
Stock based compensation	834,579	-	1,192,181	-	1,192,181
Warrant expense	-	-	179,913	-	179,913

Total other expenses	(1,080,632)	(137,565)	(1,858,160)	(232,162)	(2,074,049)

Net loss	$(1,386,405)	$(557,418)	$(3,588,410)	$(1,350,772)	$(5,449,952)

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.05)	$(0.02)

Weighted average number of common
shares outstanding	79,276,971	69,549,459	74,300,586	55,952,377

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company, formerly Hague Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ending March 31, 2010, and March 31, 2009 and period from May 19, 2008 (inception) through March 31, 2010
(Unaudited)

	Nine months	Nine months	Inception
	ended	ended	through
	March 31	March 31	March 31
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,588,410)	$(1,350,772)	$(5,449,952)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	744,000	-	747,700
Stock issued for debenture interest	195,841		234,841
Depreciation of furniture and office equipment	3,616	1,548	6,478
Amortization of convertible debenture discount	149,933	140,579	278,436
Amortization of deferred finance cost	78,750	42,583	147,583
Stock compensation	1,192,181	-	1,192,181
Warrant expense	179,913	-	179,913
Change in fair value of warrants and embeded
conversion feature	91,542	-	31,095
Net change in:
Bank indebtedness	(1,377)	-	-
Prepaids	-	(104,584)	-
Accounts payable and accrued liabilities	358,919	108,258	705,827
Accrued liabilities - related party	396,675	-	554,390

Cash flows provided (used) by operating activities	(198,417)	(1,162,388)	(1,371,508)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	-	(40,000)	(40,000)
Proceeds from disposal of furniture and equipment	3,848	-	3,848
Purchase of furniture & equipment	-	(19,381)	(19,381)

Cash flows provided (used) in investing activities	3,848	(59,381)	(55,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	42,500	42,500
Deposits received for purchase of common stock	100,000		100,000
Proceeds from related party advances	103,126		108,098
Proceeds from convertible debenture issued	-	1,500,000	1,500,000
Payment of deferred finance cost	-	(315,000)	(315,000)

Cash flows from financing activities	203,126	1,228,052	1,435,598

NET INCREASE IN CASH	8,557	6,283	8,557

Cash, beginning of the period	-	-	-

Cash, end of the period	$8,557	$6,283	$8,557

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Non cash transaction
Issuance of common stock in connection
with recapitalization	$-	$-	$2,202
Cumulative effect of change in accounting
principle on convertible notes	$495,912	$-	$495,912

The accompanying notes are an integral part of these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.
(A Development Stage Company, formerly Hague Corp.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2009. The results for the nine and three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2010.

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 financial statements presentation.

Quantum Materials Corp. (formerly Hague Corp.) is a start-up solar technology and quantum dot manufacturing firm which was founded by Stephen Squires. Mr. Squires perceives an opportunity to acquire a significant amount of both quantum dot and solar photovoltaic market share by commercializing a low cost quantum dot processing technology and a low cost quantum dot based third generation photovoltaic technology/solar cell, pursuant to an exclusive license agreement with William Marsh Rice University (“Rice University” or “Rice”).  Our objective is to become the first bulk manufacture of high quality tetrapod quantum dots and the first solar cell manufacturer to be able to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, Europe, the Middle East and Asia.

Recently Adopted Accounting Standards

Management does not anticipate that the recently issued but not yet effective accounting pronouncments will materially impact the Company’s financial condition.

 Note 2. Nature and Continuance of Operations

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $5,449,952 since its inception, at March 31, 2010, has a working capital deficit of $2,293,702 and current assets of $8,557.  The Company needs substantial and immediate financing to sustain operations and to meet its obligations over the next twelve months, as it expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company is exploring all avenues of financing at this time and can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all.

Note 3. Related party transactions

During the nine months ended March 31, 2010, the Company accrued $90,000 which was expensed but not paid for services to the CEO / major shareholder.   During the nine months ended March 31, 2010 the Company recorded $8,292 of rent expense for the use of executive office space in the home of the CEO / major shareholder.

Included in accrued liabilities – related party of $554,390 is $120,000 due to Mr. Stephen Squires, the CEO / director of the Company, for unpaid wages.  The remainder of the accrued liabilities – related party of $434,390 consists of unpaid wages to other officers and related parties of the Company.  At June 30, 2009 there was $40,368 due the director of the Company and $122,319 due the officers of the Company.

Included in advances - related party of $108,098 is $102,552 cash advances due to Mr. Squires and $5,546 unpaid expenses due to other officers and related parties of the Company.

On January 20, 2010, the Board recognized that Mr. Stephen Squires has made loans to the Company and may make additional loans to the Company.  The Board approved granting Mr. Squires a two-year option to convert up to $200,000 of cash advances into a maximum of 5% of the outstanding common stock of Solterra currently 100% owned by the Company.

On January 20, 2010, the Board of Directors approved a three-year employment contract for Mr. Stephen Squires as Chief Executive Officer.  The Agreement stipiluates that he receive a salary of $10,000 per month, that he receives 2,000,000 shares of common stock, and options to purchase 5,000,000 shares of common stock at an exercise price of $.05 per share for a term of ten years, the options are fully vested at the time of the grant.  Mr. Squires' employment contract became effective January 25, 2010.  The 2,000,000 shares were issued with the Company recording a $260,000 expense to stock based compensation.  The Company attributed $502,972 to the stock option value of the 5,000,000 stock options granted Mr. Squires using the Black Scholes price model.

Note 4. Convertible debentures

	March 31	June 30
	2010	2009

Convertible debenture	1,500,000	1,500,000
Debenture discount amortized	(1,233,281)	(926,304)
Debenture warrant value amortized	(22,431)	(32,970)

	244,288	540,726

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

We also entered into a 120-day Standstill Agreement with the Debenture Holders effective June 1, 2009 which was amended to expire at the close of business on December 1, 2009.  The Standstill Agreement provided for the resignation of a director, the transfer of Solterra’s License Agreement with Rice to Hague and for Solterra to obtain from Hague a worldwide exclusive license to purchase quantum dots for solar purposes and to grant sublicenses. To date, the Company has not obtained the consent of Rice to accomplish these objectives. The Standstill Agreement had put a moratorium on the rights of Debenture Holders, subject to certain conditions set forth in the Standstill Agreement.  At the time the Standstill Agreement expired, the Company did not have an effective registration statement, registering the resale of all Registrable Securities as required by the Registration Rights Agreement. Nevertheless, management believes that no such registration statement was then or is currently required to be filed with the Securities and Exchange Commission as management believes that all securities of the Company held by the Debenture Holders are saleable pursuant to Rule 144 without volume restriction or other limitations on sale, so long as the Debenture Holders are not affiliated parties of the Company.  As of the filing date of this Form 10-Q, the Debenture Holders have taken no action under the Registration Rights Agreement or other transaction documents to notify the Company that it is in default under any of such agreements. In the event of default, the Debenture Holders, among its other rights or remedies, may accelerate the payment date under the Debentures and, in the case of a failure to register any Registrable Securities, the Company could be liable to each Debenture Holder an amount in cash or shares of the Company's Common Stock ("Liquidated Damages Shares"), at the option of the Company. The penalty equals to 2% of the aggregate purchase price paid by such Holder pursuant to the Purchase Agreement for any unregistered Registrable Securities then held by such Holder.  The number of Liquidated Damages Shares to be issued will be determined by dividing the liquidated damages payment by 80% of the VWAP for the 10 consecutive Trading Days prior to the Event Date.

The deferred financing costs related to the issuance of the debenture are recorded as deferred charges and are being amortized over 36 months using the effective interest method.  During the nine months ended March 31, 2010, amortization expense of $78,750 was recorded.

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

 Note 5. Derivatives and Fair Value

The Company has evaluated the application of ASC 815 to the Convertible Note issued November 4, 2008.  Based on the guidance in ASC 815, the Company concluded these instruments were required to be accounted for as derivatives as of July 1, 2009 due to the reset protection feature on the conversion price and the exercise price.  The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “Gain (loss) on derivative liabilities.”  These derivative instruments are not designated as hedging instruments under ASC 815 and are disclosed on the balance sheet under Derivative Liabilities.

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

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  We have valued the convertible note that contains down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of July 1, 2009 and March 31, 2010.   The fair value of the derivatives as of July 1, 2009 upon implementation of ASC 815-40-15 was estimated by management to be $495,912.  As part of implementing ASC 815-40-14 the Company adjusted accumulated deficit by $162,643 and additional paid in capital by $212,184.  The fair value of the derivatives as of March 31, 2010 was estimated by management to be $587,454.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative Liabilities:

	As of March 31, 2010
	Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$587,454	-	-	$587,454	$587,454

Total Derivative Liabilities	$587,454	-	-	$587,454	$587,454

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first nine months of fiscal year 2010.

	Fair Value
	Measurements
	Using Level 3
	Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of July 1, 2009	$495,912	$495,912
Total Gains or Losses (realized/unrealized) Included in Net Loss	91,542	91,542
Purchases, issuances and Settlements	-	-
Transfers in and/or out of Level 3	-	-

Ending Balance at March 31, 2010	$587,454	$587,454

Note 6. Commitments and Contingencies

Contingency
Certain default clauses related to the various agreements discussed in Note 4 would result in a change of control of the board of directors.  Certain debt holders would have the option to appoint independent members to the board under such default.

License Agreement - Work-Study Arrangements

Solterra has a License agreement with William Marsh Rice University whereby minimum royalty payments which are calculated based on sales volume must be made starting in August 2010.  This agreement can be terminated by Rice if certain financial and other conditions are not fulfilled by Solterra.  As of the filing date of this Form 10-Q, Solterra has an insolvency issue under said Agreement and is in arrears in the payment of certain monies due to Rice, which if not resolved to the satisfaction of Rice could lead to the immediate termination of the Agreement by Rice.  Solterra also has a work-study arrangement with Rice which began in January 2009 for a period of twelve months and was recently extended for an additional six months.  Solterra is in arrears in the payment of its obligations under to Rice by $111,562.

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

In addition the company has one other service agreements for a twelve month period starting in November 2009.

Employment agreements

The Company has two employment agreements in effect.  The CEO has a three year agreement which started in January 2010 and the Chief Technology Officer has a one year agreement which started in October 2009.

Fiscal	Services	Employment	License
Year	agreements	agreements	agreements	Total
2010	$349,075	$60,000	$-	$409,075
2011	419,725	155,000	204,450	779,175
2012	-	120,000	598,250	718,250
2013	-	70,000	1,946,000	2,016,000
2014	-	-	3,938,600	3,938,600
Thereafter	-	-	3,938,600	3,938,600

Total	$768,800	$405,000	$10,625,900	$11,799,700

The Company is currently in arrears for payment of obligations due to ASU totalling $455,000.

Note 7.  Warrants

		Warrants Issued & Outstanding
Exercise	Expiration	March 31	June 30
Price	Date	2010	2009
$0.25	Dec 1, 2010	1,000,000	1,000,000
$0.10	Oct 31, 2014	2,000,000	-

		3,000,000	1,000,000

The Company issued 1,000,000 common stock warrants on June 1, 2009.  The warrants have not been exercised at March 31, 2010.  The Company has attributed $34,148 to the warrant value using the Black Scholes option price model.

The Company issued 2,000,000 common stock warrants on October 31, 2009.  The warrants were issued in connection with the extension of the standstill agreement.  The Company has attributed $179,913 to the warrant value using the Black Scholes price model.

The following table summarizes warrants that are issued, outstanding and exercisable.

		Warrants Issued & Outstanding
Exercise	Expiration	March 31	June 30
Price	Date	2010	2009

$0.25	Dec 1, 2010	1,000,000	1,000,000
$0.10	Oct 31, 2014	2,000,000	-

		3,000,000	1,000,000

Note 8. Stock options

In October 2009 the Board of Directors authorized the approval of a stock option plan covering 7,500,000 shares of common stock, which was later increased to 10,000,000 shares on December 2, 2009 and approved by stockholders on January 25, 2010.  The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options.  The Company has attributed $904,681 to the stock option value using the Black Scholes price model during the nine months ended March 31, 2010 and $547,079 in the three months ended March 31, 2010.

	2010		2009
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Shares reserved	10,000,000
Outstanding at beginning of year	-		$-	$
Granted	8,700,000	0.0625	-
Exercised	-		-
Forfeited/cancelled	-		-

Exercisable at end of period	8,700,000	$0.0625	-	$

Remaining options available to be issued	1,300,000		-

Option activity was as follows for the nine months ended March 31, 2010 and the twelve months ended June 30, 2009.

Information about options outstanding was as follows at March 31, 2010

				Remaining
		Class		Average	Average		Average
		Exercise	Number	Contractual	Exercise	Number	Exercise
		Price	Outstanding	Life in years	Price	Exercisable	Price

October 20, 2009	October 20, 2019	$0.05	3,200,000	9.56	$0.05	3,200,000	$0.05
January 20, 2010	January 20, 2020	0.2667	500,000	9.81	0.2667	500,000	0.2667
January 20, 2010	January 20, 2020	$0.05	5,000,000	9.81	0.05	5,000,000	0.05
			8,700,000	9.7157	$0.0625	8,700,000	$0.0625

The table above includes the grant of 10-year options to purchase 500,000 shares of Common Stock to the Company's legal counsel, exercisable at $.2667 per share (which is identical to the conversion price of outstanding debt), subject to downward adjustment to match any decrease in the event the conversion price of the debt held by outstanding debenture holders is later reduced pursuant to the terms of the debt instrument or by mutual agreement of the parties.

Note 9. Common stock

On January 25, 2010 the stockholders of the Company by majority of written consent approved the filing of an amendment to the Company's Article of Incorporation to change the name of the corporation from Hague Corp. to Quantum Materials Corp. and to increase the authorized common stock to 200,000,000 shares, $.001 par value.  The stockholders also ratified the Company's compensation plan covering 10,000,000 options to purchase shares of common stock.  This plan provides for the direct issuance of common stock or the grant of options thereunder.  The Amendment to the Company's Article of Incorporation was filed March 23, 2010 with the secretary of the state of Nevada.

In November 2009, according to the provisions of the Convertible Debenture agreement the Company elected to issue 843,674 shares of the Company’s restricted Common Stock to pay for accrued interest on the debentures of $60,000.  In December 2009 the Company issued a 317,796 shares of the Company’s restricted Common Stock to pay for accrued interest on the debentures of $30,000.  In March 2010 the Company issued a further 350,467 shares of the Company’s restricted Common Stock to pay for accrued interest on the debentures of $30,000.  As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  The cumulative effect of this extra interest expense for the nine months ended March, 31 2010 is $75,841.

In October 2009, the Company issued 3,000,000 restricted shares of Common Stock in accordance with the terms of a consulting agreement entered into with Steven Posner and Oceanus Capital LLC in exchange for certain introductions made by them to the Company and various other related services.  The shares were valued at the closing price on the date of the transaction resulting in a $300,000 professional fee expense and $297,000 recorded as additional paid in capital.

In November 2009, the Company issued 3,000,000 restricted shares of Common Stock in accordance with the terms of a business development and public relation consulting contract with Sound Capital, Inc.  This contract is for a period of one year and requires the Company to issue 3,000,000 restricted shares of Common Stock to the consultant upon the execution of the agreement and an additional 1,000,000 free trading shares to the consultant on or before February 12, 2010.  The agreement may be terminated for cause or convenience upon 30 days prior written notice.  Of the 1,000,000 shares, 500,000 shares were issued in January 2010 as restricted securities.  The 3,000,000 shares were valued at the closing price on the date of the transaction resulting in a $360,000 professional fee expense and $357,000 recorded as paid in capital.  The 500,000 shares were valued at the closing price on the date of the transaction resulting in a $60,000 professional fee expense and $59,500 recorded as paid in capital.  A further 500,000 shares of Common Stock were required to be issued in accordance with this agreement.  These shares have not been issued as of the filing date of this Form 10-Q.

In January 2010, the Board of Directors approved a Public Relations Agreement with American Capital Partners.  According to the terms of this Agreement the Company issued 100,000 restricted shares of common stock. The 100,000 shares were valued at the closing price on the date of the transaction resulting in a $24,000 professional fee expense and $23,900 recorded as paid in capital.

According to employment agreements approved by the Board in January 2010 the Company issued 250,000 and 2,000,000 common shares to Dr. Glass the Chief Technology Officer and Stephen Squires the CEO respectively.

Note 10.  Deposit for purchase of Common Stock

In the third quarter of 2010, the Company received a deposit for 1,250,000 shares of its Common Stock to one of its Debenture holders at a purchase price of $.08 per share for a total of $100,000.  The shares have not been issued at date of filing.

Note 11.  Subsequent events

Employment agreements.

Effective April 1, 2010 the Company signed a one year renewable employment agreement with Andrew Robinson.  Andrew Robinson was appointed to the newly created position of Senior Director Middle East Business Development at an annual salary of $100,000. The Agreement provides for him to receive 250,000 restricted shares of common stock.

Effective April 15, 2010 the Company signed a one year renewable employment agreement with Toshinori Ando.  Toshinori Ando was appointed to the newly created position os Senior Director of Asean Business Development at an annual salary of $96,000.  The agreement also provides  for hime to receive 50,000 restricted shares of common stock.

Stock option issued.

In May 2010 the Board approved 250,000 options to purchase the Company’s common stock by the CTO Dr. Glass.  The exercise price was determined to be $0.11 as of the date Dr. Glass’s employment agreement was approved by the Board.  The options vest monthly over a twelve month period.

Common stock.

The Company received $100,000 and $50,000 of deposits in April and May respectively.  These deposits are for the purchase of the Company’s Common Stock by one of the Debenture holders at a price of $0.08 per share for a total of 1,875,000 shares.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter ended March 31, 2010 have been included.

Business Overview

Quantum Material Corp. is a start-up solar technology and quantum dot manufacturing firm which was founded by Stephen Squires. Mr. Squires and our other officers and directors bring to us a large degree of experience in developing innovative technology, and commercializing high technology products.  We perceive an opportunity to acquire a significant amount of both quantum dot and solar photovoltaic market share by commercializing a low cost quantum dot processing technology and a low cost quantum dot based third generation photovoltaic technology/solar cell, pursuant to an exclusive license agreement with William Marsh Rice University (“Rice University” or “Rice”).  Our objective is for Hague to become the first bulk manufacture of high quality tetrapod quantum dots and for Solterra to be the first solar cell manufacturer to be able to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, Europe, the Middle East and Asia.

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

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of the Company (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture has a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is prepayable by the Company at anytime without penalty, subject to the Debenture holders’ conversion rights. Each Debenture is convertible at the option of each Lender into the Company’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”) at a conversion price of $.2667 per share (the “Conversion Price”).  The Registration Rights Agreement requires the Company to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event the Company fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale. The Debentures are secured by the assets of the Company and are guaranteed by Solterra as the Company’s subsidiary. In the event the Debentures are converted in their entirety, the Company would be required to issue and aggregate of 5,624,297 shares of the Company’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company’s Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction.   We also entered into a 120-day Standstill Agreement with the Debenture Holders effective June 1, 2009 which was amended to expire at the close of business on December 1, 2009.  The Standstill Agreement provided for the resignation of a director, the transfer of Solterra’s License Agreement with Rice to Hague and for Solterra to obtain from Hague a worldwide exclusive license to purchase quantum dots for solar purposes and to grant sublicenses. To date, the Company has not obtained the consent of Rice to accomplish these objectives. The Standstill Agreement had put a moratorium on the rights of Debenture Holders, subject to certain conditions set forth in the Standstill Agreement.  At the time the Standstill Agreement expired, the Company did not have an effective registration statement, registering the resale of all Registrable Securities as required by the Registration Rights Agreement. Nevertheless, management believes that no such registration statement was then or is currently required to be filed with the Securities and Exchange Commission as management believes that all securities of the Company held by the Debenture Holders are saleable pursuant to Rule 144 without volume restriction or other limitations on sale, so long as the Debenture Holders are not affiliated parties of the Company.  As of the filing date of this Form 10-Q, the Debenture Holders have taken no action under the Registration Rights Agreement or other transaction documents to notify the Company that it is in default under any of such agreements. See "Note 4."

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

Liquidity and Capital Resources

At March 31, 2010 the Company had a working capital deficit of $2,293,702.  The Company has been in the development stage since inception. As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture as well as advances from a director shareholder and employees wages being accrued but not paid.

As of the filing date of this Form 10-Q, the Company has minimal cash or cash equivalent assets.  The Company has been relying on loans from its Chief Executive Officer resulting from private transactions in our common stock owned by him.  The Company has also relied on Rice and ASU performing work under business agreements in which the Company is in arrears as well as employees and consultants temporarily agreeing to defer payment of wages and fees owed to them.  The Company is aggressively seeking additional financing; however, no definitive agreements for additional financing have been received and the Company cannot provide any assurance that additional funding will be available to finance our operations on terms acceptable to us, if at all, in order to enable us to complete our plan of operations.  If we are unable to achieve the financing necessary to continue our plan of operations, then our stockholders may lose their entire investment in the Company.  See "Notes to Financial Statements."

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

Statement of operations – March 31, 2010

General and administrative expenses

During the nine months ended March 31, 2010 the Company incurred $1,389,777 of general and administrative expenses compared to the $943,610 recorded for the nine months ended March 31, 2009.  The increase of $446,167 is attributed to a combination of events.  In the second quarter of 2009 a one time fee of $500,000 was incurred for the development of the Company’s tactical business plan and reorganization.  After adjusting for this event the expenses for the nine months ended March 31, 2010 is in fact $946,167 more than the nine months ended March 31, 2009.  This increase can be attributed to the fact the Company was not operational for the first 5 months of fiscal 2009.  The Company became operational after the financing was received in November 2008.  Therefore the nine month period ended December 31, 2009 includes only four months of operational expenses.  In addition the Company recorded $744,000 as professional fee expense in relation to the 6,600,000 shares issued for services mentioned in note 9 of the financial statements.

Included in the expenses for the current nine months were professional fees of $760,720, wages of $447,500, license maintenance costs of $37,407, legal and audit of $65,012, corporate expense of $22,900, office expenses of $34,601, travel expense of $18,021 and amortization of furniture and equipment of $3,616.  General and administrative expenses for the nine months ended March 31, 2009 included wages of $230,000, legal and audit of $72,480, corporate expenses of $7,508, moving expense of $7,614, office expense of $44,010, travel expense of $73,698, insurance of $6,752, amortization of furniture and equipment of $1,548 and the one time fee of $500,000.

During the three months ended March 31, 2010 the Company incurred $305,773 of general and administrative expenses compared to the $244,853 incurred in the three months ended March 31, 2009.  The increase of $60,920 over the quarter ended March 31, 2009 can be attributed to increases in other professional of $94,350 (issue of stock for services), wages $17,500, and corporate expenses of $12,818, less decreases in travel $45,960 (2009 quarter travel was high do the the start up of the Company at that time ) and legal and audit of $17,839.  The remaining difference of $51 is attributed to the net of smaller differences.

Included in the expenses for the current three months were professional fees of $94,350, wages of $152,500, license maintenance costs of $10,468, legal and audit of $20,909, corporate expense of $12,818, office expenses of $12,943, travel expense of $629 and amortization of furniture and equipment of $1,156.  General and administrative expenses for the three months ended March 31, 2009 included wages of $135,000, legal and audit of $38,748, office expense of $20,541, travel expense of $46,589, insurance of $2,834 and amortization of furniture and equipment of $1,141.

Research and development expenses.

Research and development expenses of $340,473 were incurred in the nine months ended March 31, 2010, compared to $175,000 in the nine months ended March 31, 2009.  The Company has two development agreements in place with major universities.  One development agreement to optimize the printing process of solar cells and the other development agreement to optimize the manufacturing process for quantum dots.  At March 31, 2010 the Company had incurred $340,473 of expenses for these two contracted agreements.

Research and development expenses of NIL were incurred in the three months ended March 31, 2010, compared to $175,000 in the three months ended March 31, 2009.

Amortization of convertible debenture discount

The convertible debenture discount of $1,500,000 is being amortized over the 36 month term of the debenture using the effective interest method.  The debenture was issued on November 4, 2008.  Amortization recorded for the nine month period ended March 31, 2010 was $149,933.  The amortized balance of the discount at March 31, 2010 is $1,255,712 resulting in the convertible debenture value on the balance sheet net of the discount $244,288.  At March 31, 2009 the amortization for the nine months was $140,579.

Amortization expense using the effective interest method in the three months ended March 31, 2010 was $61,113 compared to $80,648 in the three months ended March 31, 2009.

Amortization of deferred finance cost

This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized using the effective interest method over the thirty-six month life of the debenture.  Amortization expense recorded for the nine month period ended March 31, 2010 was $78,750 compared to the $42,583 recorded in the nine month period ended March 31, 2009.  However as the debenture was issued in November 2008 there were only five months of amortization in the nine month period ended March 31, 2009.

In the three months ended March 31, 2010 and 2009, the amortization was $26,250 for each reporting period.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008.  Interest expense recorded for the period ended March 31, 2010 was $165,841 compared to $49,000 in the nine month period ended March 31, 2009.  However as the debenture was issued in November 2008 there was less than five months interest in the nine months ended March 31, 2009.

In the three months ended March 31, 2010 $38,551 of interest was expenses compared to $30,667 on interest in the three months ended March 31, 2009.

According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.  In March 2009 the Company issued 506,493 shares of the Company’s restricted Common Stock to pay $39,000 of accrued interest.  In November 2009 the Company issued 843,674 shares of the Company’s restricted Common Stock to pay $60,000 of accrued interest.  In December 2009 the Company issued 317,796 shares of the Company’s restricted Common Stock to pay $30,000 of accrued interest.  In March 2010 the Company issued 350,467 shares of the Company’s restricted Common Stock to pay $30,000 of accrued interest.  As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  The cumulative effect of this extra interest expense for the nine months ended March, 31 2010 is $75,841.  In the nine months ended March 31, 2009 there was Nil extra interest as the Company did not issue shares to pay interest until the current fiscal year.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the first nine months was $91,542.

Stock based compensation

In October 2009, the Board of Directors granted 3,200,000 stock options. The Company has attributed $357,602 to the stock option value using the Black Scholes price model.  In January, 2010,  the Board of Directors granted two additional sets of stock options one for 500,000 shares the other for 5,000,000 shares which the Company has attributed $44,107 and $502,972 respectively to the stock option value using the Black Scholes price model.  Total expense to March 31, 2010 as a result of the stock options is $904,681.

In January 2010 the Board approved employment agreements for the Chief Technology Officer and the Chief Executive Officer, these agreements granted 250,000 and 2,000,000 shares of common stock respectively to these officers.  In recording these transactions the Company expensed $287,500 to stock based compensation.

Total of these transactions for the nine months ended March 31, 2010 is $1,192,181.

Warrant expense

The Company issued 2,000,000 common stock warrants on October 31, 2009.  The Company has attributed $179,913 to the warrant value using the Black Scholes price model.

Cash Flow

During the period ended March 31, 2010, cash was used in operations of $198,417.  During this period the Company received proceeds on disposal of furniture and equipment of $3,848 as well as proceeds from related party advances of $103,126 and a deposit of $100,000 for the purchase of the Company’s stock.  These changes resulted in a $8,557 increase in the cash position from the year ended June 30, 2009.  The opening cash at June 30, 2009 was nil, and the closing balance at March 31, 2010 was $8,557.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	From July 1, 2008 to March 31, 2010, we had the following sales of unregistered Common Stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Nov. 4, 2008	Common Stock	41,250,000 Shares	Share exchange pursuant to Plan of Reorganization; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.

Nov. 4, 2008	Common Stock and Debentures	3,525,000 shares and $1,500,000 Debentures	$1,500,000; $150,000 of finder’s fees	Section 4(2).	Notes are convertible at $.2667 per share.

March, 2009	Common Stock	506,493 Shares	Shares issued in exchange for interest of $30,667; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.

June, 2009 and November 2009	Common Stock Warrants	3,000,000 Shares	Warrants issued as part of a Standstill Agreement; no commissions paid.	Section 4(2) and/or Rule 506.	1,000,000 Warrants are exercisable at $0.25 per share over a period of 18 months and 2,000,000 Warrants are exercisable at $.10 per share through October 31, 2014.

November , 2009 and December 2009 and March 2010	Common Stock	1,511,937	Shares issued in exchange For interest of $120,000; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.

November, 2009	Common Stock	3,000,000	Shares issued for services rendered; no commissions paid	Section 4(2) and/or Rule 506.	Not applicable.

October 2009 - January 2010	Common Stock Options	8,700,000	Services rendered; no commissions paid	Section 4(2)	Options are exercisable at prices Between $.05 and $.2667 per share

January - March 2010	Common Stock	2,850,000	Services rendered; no commission paid	Section 4(2)	Not applicable.

(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the nine months ended March 31, 2010, there were no repurchases by the Company of its Common Stock.

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

Item 5. Other Information.

Not applicable.

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

QUANTUM MATERIALS CORP.

May 24, 2010	By:	/s/ Stephen Squires
Stephen Squires Chief Executive Officer

May 24, 2010	By:	/s/ Brian Lukian
Brian Lukian Chief Financial Officer