Form 10-K
period 2010-06-28
QUANTUM MATERIALS CORP.
filed 2011-02-14
CIK 1403570

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____ to ___

Commission File Number:  0-52956

                  QUANTUM MATERIALS CORP.
(Exact name of Registrant as specified in its charter)

Nevada	20-8195578
(State of jurisdiction of incorporation or oganization)	(I.R.S. Employer Identification Number)

7700 S. River Parkway Tempe, AZ	85284
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(214) 701-8779

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes  No [X]

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

Indicate by check mark whether the Registrant has submitted electronically and posted on it’s corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [  ]   No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company [X].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

As of December 31, 2010, the number of shares of Common Stock held by non-affiliates was approximately 50,000,000 shares with a market value of $6,000,000 based upon a last sale for our Common Stock of $.12 as of the close of business on December 31, 2010.

As of February 10, 2011, the issuer had 96,511,263 shares of common stock, $0.001 par value per share outstanding, excluding 1,700,000 shares issued but not paid for as of the filing date of this Form 10-K.

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

PART I

Item 1.  Business

Corporate Structure

As described below, Quantum Materials Corp. (“Quantum Materials”) owns 100% of its operating subsidiary, Solterra Renewable Technologies, Inc. (“Solterra”).  The term “the Company” includes Quantum Materials and Solterra unless the context indicates otherwise.

History of Quantum Materials Corp.

Quantum Materials was formed under the laws of the State of Nevada on January 9, 2007. It acquired certain mineral claims located in Nevada. Quantum Materials has not pursued these rights to its mineral claims and is concentrating its business operations on those of its wholly-owned subsidiary described below.

Solterra Renewable Technologies, Inc.

Solterra was organized in the State of Delaware on the 19th day of May 2008. The principal executive office of Solterra is located at 7700 S. River Parkway, Tempe, AZ 85284 and its phone number is (214) 701-8779.

Recent Developments

The following is an outline of the business accomplishments of the Company since July 2009.

•	Negotiated development agreement with Access2Flow with focus on adapting continuous flow microreactor process technology for the high volume production of tetrapod quantum dots.
•	Validated first terapod quantum dot production based on Rice chemistry and micro-reactor process technology.
•	Discovered electron collection advantages directly related to tetrapod quantum dot arm length, width aspect ratios.
•	We have developed a method to manipulate tetrapod quantum dot arm lengths and arm widths, both separately and simultaneously.
•	Developed method to produce tetrapod dimensions accurately and uniformly using micro reactor technology.
•	Developed Middle East sales and marketing strategy and established office in Saudi Arabia.
•	Developed Asian sales and marketing strategy and have begun targeted effort to established business relationships there.
•	Developed business plan for the establishment of a Saudi Arabian based solar cell plant and began registration for the establishment of such plant.
•	Developed proprietary process that we can file patent applications for when we raise additional financing to pay the costs of same.

We can provide no assurances that our accomplishments to date will result in the grant of patents for our proprietary process, future sales and/or profitable operations.  See "Risk Factors."

Solterra - Business Overview

We are a development stage solar technology and quantum dot manufacturing company.  We perceive an opportunity to acquire a significant amount of both quantum dot and solar photovoltaic market share by commercializing a low cost quantum dot processing technology and a low cost quantum dot based third generation photovoltaic technology/solar cell, pursuant to an exclusive license agreement with William Marsh Rice University (“Rice University” or “Rice”).  Our objective is to become the first bulk manufacture of high quality tetrapod quantum dots and the first solar cell manufacturer to be able to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, South America, Europe, the Middle East and Asia.

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

A quantum dot solar cell typically uses a thin layer of quantum dot semiconductor material, rather than silicon wafers, to convert sunlight into electricity. Quantum Dots, also known as nanocrystals, measure near one billionth of an inch and are a non-traditional type of semiconductor. Management believes that they can and will be used as an enabling material across many industries and that quantum dots are unparalleled in versatility and flexible in form.

Solterra intends to design and manufacture solar cells using a proprietary thin film semiconductor technology that we believe will allow us to reduce our average solar cell manufacturing costs and be extremely competitive in this market. Solterra will be one of the first companies to integrate non-silicon quantum dot thin film technology into high volume low cost production using proprietary technologies. Our objective is to become one of the first solar module manufacturer to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, South America, Europe, the Middle East and Asia.

Management believes that the manufacture of our thin film quantum dot solar cells can introduce a cost effective disruptive technology that can help accelerate the conversion from a fossil fuel dependent energy infrastructure to one based on renewable, carbon-neutral energy sources. We believe that our proposed products also can be a part of the solution to greenhouse gases and global warming.

Solterra plans to:

a)
Scale up Quantum Dot Production by applying proprietary technology licensed from Rice University for our quantum dot synthesis process and accomplishing large scale production using proprietary Micro-Reactor technology jointly developed through an agreement with Access2Flow an advanced flow chemistry consortium based in the Netherlands. These proprietary technologies enable Solterra to produce the highly desirable tetrapod quantum dots at a cost savings of greater than 75% compared to competing suppliers, and will organically supply Solterra’s requirements for quantum dots for its solar cells and other quantum dot enabled products. Additionally, Solterra intends to market these Q-Dots through various existing supply channels into various markets, including but not limited to medical diagnostics and electronics. The initial pilot scale up will take place at the Access2Flow facilities in the Netherlands and once optimized will be relocated to a solar cell production facility, which is anticipated to be located in Saudi Arabia.

b)
Fabricate solar cells and optimize the performance of solar cells based on a proprietary blend of  quantum dots (QDs).  The aim is to invest our best efforts to demonstrate and scale up production of low cost quantum dot solar cells having peak efficiency of greater than 6%. The efficiency of solar cells is the electrical power it puts out as percentage of the power in incident sunlight. Within the photovoltaic market, cell pricing and peak efficiency are key benchmarks for consumers in the decision for system selection and installation. The design and manufacture of Solterra's quantum dot based solar cells is projected to allow for the conversion of sunlight into usable electricity at a combination of efficiencies and cell cost at a very low "cents per kilowatt-hour" rate. The initial work was accomplished on site at the Arizona State University labs but such work was relocated to better accommodate the logistic requirements of our Chief Science Officer, Professor Ghassan Jabbour, who is working at Kaust University in Saudi Arabia.

c)	Identify, license and or develop additional quantum dot enabled applications in the lighting, memory and medical fields.

Objectives:

                     The Current Objectives of Solterra upon receipt of additional financing are as follows:

•
Become the first bulk manufacture of high quality tetrapod quantum dots and the first solar cell manufacturer to be able to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in the Middle East ,Asia, North America, South America, and Europe.

•
Build a robust intellectual property portfolio in third generation photovoltaics, quantum dot process technologies and other quantum dot enabled technologies. Success criteria include completion of preparation and filing of various patent applications in the area of Quantum Dot Solar Cell technology, defining and initiating the strategy to secure a reliable source of key materials, and filing or acquiring additional process related patent applications in solar or printed electronics, which intellectual property would be owned or controlled by Solterra and or QTMM.

•
Initiate scaled manufacturing of tetrapod quantum dots, based in part on technology licensed from William H. Marsh Rice University, and building on continued research.  Planning includes the implementation of one or more pilot lines based on outcomes of collaboration with Access2Flow, an advanced flow chemistry consortium based in the Netherlands.  The design of the pilot line is intended such that the initial target output of the line, at approximately one kilogram per day, can be further scaled at least by an order of magnitude to 100 Kilograms per day in 2011.  The output of the tetrapod quantum dots manufacturing will be used for Solterra’s quantum dot solar cells as well as stand-alone sales into the biomedical research fields and to third party developers of quantum dot products such as displays, memory and computer and consumer electronics.

•
Continue to develop and characterize the Quantum Dot Solar Cell product; moving towards pilot proof line for solar cells and leading to high throughput print line ultimately capable of yearly solar cell output near gigawatt range. Target cell efficiencies are 6% within one year, 15% within 2 years and greater than 25% within five years.  Coupled within cell cost per watt decreasing below $.75/Watt, we intend to pursue initial product sales in late 2011 with significant increases in 2012.

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

Quantum Dots

Solterra has a worldwide exclusive license with Rice University for the manufacture of low cost, high quality tetrapod quantum dots using Rice developed intellectual property. Solterra is planning the scale up the bulk production of quantum dots based on this technology and the micro-reactor technology being developed in collaboration with Access2Flow. Solterra intends to manufacture and sell these semiconductor materials for a broad range of emerging applications both in the United States and abroad.

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

As stated above, quantum dots improve the efficiency of solar cells in at least two respects, by extending the band gap of solar cells for harvesting more of the light in the solar spectrum, and by generating more charges from a single photon.  Management believes that solar cells based on quantum dots theoretically could convert more than 65 percent of the sun’s energy into electricity, approximately doubling the efficiency of solar cells.

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

Solterra’s manufacturing design relies on state-of-the-art but widely available high volume silkscreen and inkjet printing technologies. Solterra’s cell ingredients are formulated into an ink medium compatible with such equipment.

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

3.
Solterra is seeking to accomplish large scale commercialization of third generation photovoltaic. Third generation photovoltaics are very different from the other two, broadly defined as semiconductor devices which do not rely on a traditional p-n junction to separate photo generated charge carriers. These new devices include photo electrochemical cells, Polymer solar cells, and nanocrystal solar cells.

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

Competitive Strengths

We believe that Solterra’s licensed and proprietary technologies provide us with a number of competitive strengths that position us to become a leader in the solar energy industry and compete in the broader electric power industry:

 Cost-per-Watt advantage. Our proprietary thin film technology should allow us to achieve an average manufacturing cost per watt less than $.90 and position Solterra’s cells as one of the lowest priced in the world and significantly less than the per watt manufacturing cost of crystalline silicon solar modules.

Continuous and scalable production process. We intend to manufacture our solar cells on high-throughput production lines that complete all manufacturing steps, from semiconductor printing to final assembly and testing, in an automated, proprietary, continuous process.

Replicable production facilities. We anticipate using a systematic replication process to build new production lines with operating metrics that are comparable to the performance of best of bread production lines. By expanding production, we believe we can take advantage of economies of scale, accelerate development cycles and leverage our operations, enabling further reductions in the manufacturing cost per watt of our solar cells.

Stable supply of raw materials.   We will not be constrained by shortages of semiconductor material, as we will be positioned to produce our own quantum dot materials.

Pre-sold capacity through Long Term Supply Contracts. We expect to pursue Long Term Supply Contracts which, if successfully entered into, would provide us with predictable net sales and enable us to realize economies of scale from capacity expansions quickly. By pre-selling the solar cells to be produced on future production lines, we intend to minimize the customer demand risk of our expansion plans.

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

Market Opportunity

Global demand for electricity is expected to increase from 14.8 trillion kilowatt hours in 2003 to 27.1 trillion kilowatt hours in 2025, according to the Energy Information Administration. However, supply constraints, rising prices, dependence on foreign countries for fuel feedstock and environmental concerns could limit the ability of many conventional sources of electricity to supply the rapidly expanding global demand. These challenges create a growth opportunity for the renewable energy industry, including solar energy. According to the Department of Energy, solar energy is the only source of renewable power with a large enough resource base to supply a significant percentage of the world’s electricity needs. The solar industry has grown steadily as new technologies emerge for improved solar cell performance and higher volume production. The market for solar energy has grown at an annual rate of 20% since the 1990s, and credible estimates project growth rates above 25% annually in the next decade. The photovoltaics ("PV") industry generated $38.5 billion in global revenues in 2009, while successfully raising over $13.5 billion in equity and debt, the PV industry is expected to be a $60 billion market by 2016. With technological innovations lowering costs, and increased market growth leading to new jobs and export opportunities, solar energy is expected to contribute significantly to the economic growth of various nations. The unique properties of Solterra’s quantum dot technology, combined with emerging technologies for high-volume, low cost production of solar cells, positions Solterra to capture a significant share of the international market over time. That said, the company’s initial focus will be on providing new, high-efficiency cells in the Middle East where there is rapidly expanding need, but little or no local manufacturing capacity. In addition, Solterra’s proprietary quantum dot technology creates new opportunities in a number of other rapidly expanding markets. Using quantum dots for computer screens, televisions, advertising displays, cell phones, and other electronic devices, for example, can produce clearer, sharper pictures at significantly lower cost. There are also medical uses, such as biomarkers, which have tremendous potential in deepening the understanding of diseases and innovating new and dramatically better treatments. There are a large number of companies across the globe that manufacture and sell conventional and thin panel solar systems. According to a recent market survey, 2009 global production of photovoltaic (PV) cells and modules was 12.3 GW, with the top ten manufacturers accounting for 45% of the total Thin films represented 16.8% of total production, up from 12.5% in 2008. The most direct means for establishing the competitive value of Solterra’s quantum dot and high-volume printing approach is to note that, while classic PV installed cost is approximately $0.50/kWh, and today’s least expensive residential PV systems still cost approximately $0.38/kWh, the cells produced by Solterra are expected to provide electricity in the $0.08 - $0.14/kWh range. This translates into a cost saving of 66% under the cost of the current least expensive residential PV systems.

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

Photovoltaic production has been doubling every 2 years, increasing by an average of 48 percent each year since 2002, making it the world’s fastest-growing energy technology. Still, solar power installations can grow 50% a year between now and 2014, for example, and still represent less than 1% of world wide power generation capacity.

The top five photovoltaic producing countries are Japan, China, Germany, Taiwan, and the USA and,at the end of 2008,the cumulative global PV installations reached 15.2GW. Roughly 90% of this generating capacity consists of grid-tied electrical systems. Such installations may be ground-mounted (and sometimes integrated with farming and grazing) or built into the roof or walls of a building (known as Building Integrated Photovoltaics, or BIPV for short).

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

Efforts to build large solar generation facilities have progressed as well. Currently operational solar PV power stations have capacities ranging from 10-60 MW several proposed solar PV power stations will have a capacity of 150 MW or more, and even larger facilities are on the drawing boards around the world. Driven by advances in technology and increases in manufacturing scale and sophistication, the cost of photovoltaics has declined steadily since the first solar cells were manufactured. Net metering and financial incentives, such as preferential feed-in tariffs (FiTs) for solar-generated electricity, have supported solar PV installations in many countries. The result is that global industry revenues are expanding rapidly, from $15.6 billion in 2006 to $38.5 billion in 2009 with the expectation of a $60 billion market by 2016. The possible deployments for our solar cells are many, and include: Building-integrated PV (BIPV, i.e., homes and offices); transportation systems; standalone devices; and remote, rural areas where large systems are either not possible or not appropriate. Much additional information is available on each of these possible deployments, but our initial target in the Middle East will be large solar power generation facilities to provide production economies of scale, marketing efficiencies, and rapid penetration into the broader market for photovoltaic production.

The following table demonstrates the increasing demand for solar cells:

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

Additionally, for consumers and manufactures of solar, impressive tax incentives have been established.  A commercial tax credit of 30% of the cost (plus installation and labor) for any installation at the Company’s facilities for the generation of electricity. Note: taking this credit may preclude participation in the following credit for pv cell manufacturers).   The American Recovery and Reinvestment Act of 2009 (H.R. 1), enacted in February 2009, established a new investment tax credit to encourage the development of a U.S.-based renewable energy manufacturing sector. In any taxable year, the investment tax credit is equal to 30% of the qualified investment required for an advanced energy project that establishes, re-equips or expands a manufacturing facility that produces equipment and/or technologies used to produce energy from the sun, wind, geothermal or "other" renewable resources.  Qualified investments generally include personal tangible property that is depreciable and required for the production process. Other tangible property may be considered a qualified investment only if it is an essential part of the facility, excluding buildings and structural components.

SALES AND MARKETING

Out of the top 45 major solar module manufacturers, only about half manufacture their own solar cells. The remaining half is purchasing their cells from third party suppliers. We believe Solterra’s solar cells will have a high probability of being an attractive alternative for these established manufacturers. Our initial sales strategy for both quantum dots and solar cells will be to develop and execute a value added reseller’s channel strategy. We are also pursuing strategic alliances with companies that have established sales, marketing and distribution networks. In some cases, we may sub-license our products and technologies in select territories throughout the world, subject to the consent of Rice University, where needed. We also intend to penetrate into the Middle East and Asian markets in order to gain access to large grid tied renewable energy initiatives that are currently underway in these emerging markets. We intend to hire sales and marketing personnel as needed and attend applicable trade shows.

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

There are a large number of companies across the globe that manufacture and sell conventional and thin panel solar systems. According to a recent market survey, 2009 global production of photovoltaic (PV) cells and modules was 12.3 GW, with the top ten manufacturers accounting for 45% of the total. Thin films represented 16.8% of total production, up from 12.5% in 2008. First Solar led both categories in 2009. The most direct means for establishing the competitive value of Solterra’s quantum dot and high-volume printing approach is to note that, while classic PV installed cost is approximately $0.50/kWh, and today’s least expensive residential PV systems still cost approximately $0.38/kWh.

As stated above, there are less than 50 major solar module manufacturers, but only half manufacture their own solar cells. The remaining half is purchasing their cells from third party suppliers.  We believe Solterra’s solar cells will have a high probability of being an attractive alternative for these established value added resellers.

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

License Agreement with Rice University

On August 20, 2008, Solterra entered into a License Agreement with Rice University. Rice is the owner of certain inventions and patent applications, know-how and rights pertaining to the synthesis of uniform nanoparticle shapes with high selectivity.  Solterra obtained the exclusive rights to license, develop, manufacture, market and exploit Rice’s inventions, patent applications and any issued patents for the manufacture and sale of photovoltaic cells and the manufacture and sale of quantum dots for electronic and medical applications. With respect to Rice’s patent applications, Rice made a provisional filing for an invention disclosure titled “synthesis of uniform nanoparticle shapes with high selectivity” with the United States Patent and Trademark Office on April 13, 2007 and a subsequent utility filing on April 11, 2008 under the Patent Cooperation Treaty (“PCT”). PCT enables the U.S. applicant to file one application, "an international application," in a standardized format in English in the U.S. Receiving Office (the U.S. Patent and Trademark Office), and have that application acknowledged as a regular national or regional filing in any State or region that is party to the PCT. Dr. Michael Wong is a director of our company and is the inventor of Rice’s patent application licensed by Solterra.

Our initial agreement with Rice requires the payment of certain patent fees to Rice and for us to acquire additional funding and to meet certain milestones by specific dates.  Rice and the Company are in the process of documenting new milestones for the Company to achieve in the months and years ahead following the filing date of this Form 10-K. Until these milestones are agreed to no later than March 16, 2011, Rice has agreed that the Company is not in default under the Company's Agreement with Rice.

Rice is entitled to receive during the term of the License Agreement certain royalties under the License Agreement of adjusted gross sales (as defined) ranging from 2% to 4% for photovoltaic cells and 7.5% of adjusted gross sales for quantum dots sold in electronic and medical applications. Minimum royalties payable under the License Agreement include $129,400 due August 1, 2011, $473,250 due August 1, 2012, $1,746,000 due August 1, 2013 and $3,738,000 due August 1, 2014 and each August 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. In the event of a Liquidity Event (as defined), Rice is entitled to receive from Licensee a fee of $750,000 within five business days of the Liquidity Event. The term of the License Agreement is to expire on the expiration date of Rice’s rights in its intellectual property and the Licensee’s rights are worldwide. Our Agreement, as amended, with Rice provides for termination of the Agreement in the event that Solterra is determined to be insolvent on or after March 16, 2011.

Agreement with Arizona State University

Solterra had an agreement with Arizona State University (“ASU”) pursuant to which ASU at a cost of $835,000 will assist Solterra under the direction of Dr. Ghassan Jabbour in scaling up or optimizing the solar cells so that they can be printed. As of June 30, 2010, $630,000 of these costs in this agreement have been incurred and a further $205,000 were to accrue before the end of the fiscal year ended June 30, 2010.  During February 2010, Dr. Jabbour accepted a Directorship at the King Abdullah University of Science and Technology (KAUST), in Saudi Arabia, as a result of Dr. Jabbour now being located in Saudi Arabia it is no longer logistically feasible for him to conduct the development work at ASU. As of December 31, 2010, we have paid ASU $175,000 under our contract with ASU. We are therefore working with Dr. Jabbour to continue his development work at the KAUST facilities and we are negotiating a reduced fee with ASU.  Dr. Jabbour is also our Chief Science Officer and is an employee of Solterra.

Agreement with University of Arizona

Solterra has entered into an exclusive Patent License Agreement with the University of Arizona ("UA") to license US Patent # 7,015,052, which was issued on March 21, 2006, entitled Screen Printing Techniques for the Fabrication of Organic Light - Emitting Diodes. Pursuant to the License Agreement, Solterra has an exclusive license to market, sell and distribute licensed products within its field of use which is defined as organic light emitting diodes in printed electronic displays and all other printed electronic components. Solterra has the right to grant sublicenses with respect to the licensed product and the license method (as defined in the agreement). Pursuant to said agreement, as amended. we are obligated to pay prior patent costs of $4,281 no later than February 28, 2011, license fee of $15,000 no later than February 28, 2011 and minimum annual royalties of $25,000 by June 30, 2011, $50,000 by December 31, 2011, $125,000 by June 30, 2012 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the Consumer Price Index.  Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. Our Agreement with UA may be terminated by UA in the event that we are in breach of any provision of thie Agreement and said breach continues for 60 days after receiving written notice. Our Agreement with UA will also automatically terminate if Solterra becomes insolvent or unable to pay its debts as they become due. We can provide no assurances that we will be able to meet our obligations under our Agreement with UA. Termination of our Agreement with UA could materially adversely affect our operations.

Employees

As of June 30, 2010, we have seven full-time staff (including Stephen Squires and Brian Lukian) and one part-time employee namely, Dr. Ghassan E. Jabbour.  We anticipate that we will hire additional key staff upon receipt of financing in areas of Chief Operating Officer, Vice President Sales and Marketing; research and development, administration/accounting, business development, operations and sales/marketing.

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

Our independent auditors’ report to our audited consolidated financial statements for the periods June 30, 2010 and 2009 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

Our intended business is based on rights granted to Solterra pursuant to a license agreement with William Marsh Rice University.

Pursuant to an agreement dated August 20, 2008, Solterra entered into an exclusive license agreement, as amended (the “License”) with Rice University to use, develop, manufacture, market and exploit certain inventions, patent applications and issued patents of licensor with respect to the manufacture and sale of photovoltaic cells and the manufacture and sale of quantum dots for electronic and medical applications. Our license agreement, as amended, with Rice University requires Solterra to be financially solvent at all times on or after March 16, 2011, meet certain milestones and other obligations, conditions and to make certain royalty and other payments during the term of the license agreement.  Any default under the terms of our license agreement, which if not cured or waived by Rice University, could result in the loss of our exclusive license agreement and the right to manufacture and sell our intended products. The loss of our exclusive license agreement with Rice University would have a material adverse affect on our operations and investors could lose their entire investment. Also, Solterra's agreement with Rice does not permit Solterra the right to grant sublicenses of its quantum dot technology. Management is seeking an amendment to its agreement with Rice to permit sublicensing of the quantum dot technology to our parent corporation and to third parties. We can provide no assurances that Rice will agree to allow the Company the right to sell/grant sublicenses to our parent corporation and/or third parties. The failure to obtain such consent may result in the future loss of substantial revenues and may adversely affect our future operations.

Our intended business is dependent on our patent license agreement with University of Arizona.  Our ability to print electronics, such as solar cells, is based upon our Agreement with the University of Arizona.

Solterra has entered into an exclusive Patent License Agreement with the University of Arizona ("UA") to license US Patent # 7,015,052, which was issued on March 21, 2006, entitled Screen Printing Techniques for the Fabrication of Organic Light - Emitting Diodes. Pursuant to the License Agreement, Solterra has an exclusive license to market, sell and distribute licensed products within its field of use which is defined as organic light emitting diodes in printed electronic displays and all other printed electronic components. Solterra has the right to grant sublicenses with respect to the licensed product and the license method (as defined in the agreement). Pursuant to said agreement, as amended. we are obligated to pay prior patent costs of $4,281 no later than February 28, 2011, license fee of $15,000 no later than February 28, 2011 and minimum annual royalties of $25,000 by June 30, 2011, $50,000 by December 31, 2011, $125,000 by June 30, 2012 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the Consumer Price Index.  Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. Our Agreement with UA may be terminated by UA in the event that we are in breach of any provision of thie Agreement and said breach continues for 60 days after receiving written notice. Our Agreement with UA will also automatically terminate if Solterra becomes insolvent or unable to pay its debts as they become due. We can provide no assurances that we will be able to meet our obligations under our Agreement with UA. Termination of our Agreement with UA could materially adversely affect our operations.

We will need additional funds to meet our obligations under our Secured Debentures which become due and payable upon the earlier of November 4, 2011 or a default under the Transaction Documents.  Further, we need consent of Rice University to assign our license from Solterra to Quantum Materials and obtain the right to grant sub licenses.

Pursuant to Transaction Documents (as defined under item13), we borrowed $1,500,000 from certain non-affiliated parties on November 4, 2008 and issued Debentures secured by a pledge of stock from Mr. Squires, our Chief Executive Officer and by our assets. We can provide no assurances that we will be able to meet our obligations under the Transaction Documents, the failure of which could materially adversely affect our operations and business prospects and our ability to meet our obligations as they become due and payable under the Debentures.

We will need to raise significant additional capital in order to continue to grow our business and fund our operations which subjects us to the risk that we may be unable to grow our business and fund our operations as planned.

Our business plans are based upon the immediate need to raise substantial funds to become operational and to support our intended operations and plans for expansion and growth. As such, we can provide no assurances that we will be able to successfully raise additional financing as needed, on terms satisfactory to us, if at all. Any additional financing will also likely cause substantial dilution to our stockholders. Our License Agreement with Rice also requires us to raise substantial additional financing. We can provide no assurances that these funds will be obtained on satisfactory terms to us, if at all.

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

Our ability to compete effectively against competing solar power technologies will depend, in part, on our ability to protect our current and future licensed and other proprietary technology, product designs and manufacturing processes by obtaining, maintaining, and enforcing our intellectual property rights through a combination of licenses, patents, copyrights, trademarks, and trade secrets and also through unfair competition laws. We may not be able to obtain, maintain or enforce adequately our intellectual property and may need to defend our products against infringement or misappropriation claims, either of which could result in the loss of our competitive advantage in the solar power market and materially harm our business and profitability. We face the following risks in protecting our intellectual property and in developing, manufacturing, marketing and selling our products:

•	possible loss of our exclusive licenses with William Marsh Rice University and the University of Arizona;

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

We have entered into license agreements for technologies and intellectual property rights, including quantum dots. Our license agreement with Rice University, which currently does not permit us the right to grant sublicenses, is subject to terms and conditions which may limit our ability to use the licensed intellectual property under certain circumstances. For example, our quantum dot license may terminate if we materially breach the license agreement or if we abandon the construction of a manufacturing facility to exploit the licensed technology. We may need to enter into additional license agreements in the future for other technologies or intellectual property rights of third parties. Such licenses, however, may not be available to us on commercially reasonable terms or at all.

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

RISKS RELATED TO OUR COMMON STOCK

Our common stock trades  in the Over the Counter Market and there can be no assurance that an established trading market will develop.

Our common stock trades in the pink sheets and has in the past traded on the OTC Electronic Bulletin Board until our common stock was deleted due to failure to meet the broker-dealer requirements of Rule 15c2-11 of the Exchange Act of 1934, as amended. Such Rule includes a requirement that at least one broker-dealer quotes our common stock each trading day and the removal from the system if this requirement is failed for a specific number of consecutive trading days. Our common stock does not have an established trading market.

In order to be listed on the OTC Electronic Bulletin Board, at least one broker-dealer member of FINRA must file a Form 15c2-11 application and become a market maker on the system and remain on the system quoting a market for our common stock. Also, in order to maintain the quotation of our shares of common stock on the OTC Bulletin Board, we must remain a reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”). This requires us to comply with the periodic reporting and proxy statement requirements of the Exchange Act. It is possible that our common stock could be listed on the OTC Bulletin Board and again removed from the Bulletin Board and then be traded on the potentially less desirous Pink Sheets. In either venue, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

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

In the event that an established trading market develops in the future, of which there can be no assurances given, the market price of our shares of common stock may be based on factors that may not be indicative of future market performance. Consequently, the market price of our common stock after this transaction may vary greatly. If a market for our common stock develops, there is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;
•	announcements that our revenue or income/loss levels are below analysts' expectations;
•	general economic slowdowns;
•	changes in market valuations of similar companies;
•	announcements by us or our competitors of significant contracts; and/or
•	acquisitions, strategic partnerships, joint ventures or capital commitments.

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

THE FOREGOING RISK FACTORS DO NOT PURPORT TO BE A COMPLETE EXPLANATION OF THE RISKS INHERENT IN AN INVESTMENT IN THE COMPANY.

Item 1B.                 Unresolved Staff Comments

Not applicable.

Item 2.                    Description of Property

Since inception of Solterra, Solterra utilizes the home of Stephen Squires in Scottsdale, Arizona as an executive office.  During the years ended June 30, 2009 and 2010, the Company has reimbursed Stephen Squires $11,040 and $11,520, respectively, for the use of his premises.  Previously, the Company had leased about 200 square feet of laboratory office space from Arizona State University ("ASU") at a cost of $410 per month. This lease arrangement terminated in June, 2010. The principal executive office of the Company will be moved in early 2011 to a new research facility to be opened in Austin, Texas. All mail sent to our principal executive office mentioned on the cover page of this Form 10-K is being forwarded to Mr. Squire's home until January 31, 2011 and after that date, to our new facility in Austin, Texas.

Item 3.                    Legal Proceedings

We are not a party to any pending legal proceedings. Our property is not the subject of any pending legal proceedings. To our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party.

Item 4.                    Reserved.

PART II

Item 5.                     Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal United States market for our common equity is the Over-the-Counter Market, which includes the pink sheets and the OTC Electronic Bulletin Board. Since February 27, 2008, our common stock has been available for quotation and trading under the former symbol “HGUE” and later under the symbol "QTMM."  Our common stock was traded on the OTC Bulletin Board and in the pink sheets until our common stock was removed from trading on the OTC Bulletin Board due to failure to comply with Rule 15c2-11. Under this rule, at least one market maker must quote our common stock at the close of trading and if this requirement is failed for a specific number of consecutive trading days, then our common stock can be delisted, which event happened during the trading session on October 13, 2010. Our common stock continues to be available for quotation and trading in the Over-the-Counter pink sheets.

The table below sets out the range of high and low sales information for our common stock for each quarterly period from July 1, 2008 through December 31, 2010.

Quarter Ended	High	Low

December 31, 2010	.15	.11
September 30, 2010	.07	.07
June 30, 2010	.10	.10
March 31, 2010	.27	.08
December 31, 2009	.14	.08
September 30, 2009	.15	.08
June 30, 2009	.102	.09
March 31, 2009	.065	.06
December 31, 2008	.40	.20
September 30, 2008	1.00	1.00

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of November 2010, there were approximately 900 beneficial holders of our common stock, but only a limited number of stockholders of record.

Dividends

We have not paid dividends on our common stock, and do not anticipate paying dividends on our common stock in the foreseeable future.

Issuer Repurchases of Equity Securities

From inception through the filing date of this Form 10-K, there have been no repurchases of our equity securities, other than Greg Chapman’s voluntary cancellation of 40,000,000 shares of our Common Stock in November 2008. See "Item 13."

Recent Sales of Unregistered Securities

 For the years ended June 30, 2009 and June 30, 2010 and the quarter ended September 30, 2010, there were no sales of unregistered securities, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Nov. 4, 2008	Common Stock	41,250,000 Shares	Share exchange pursuant to Plan of Reorganization; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.

Nov. 4, 2008	Common Stock and Debentures	3,525,000 shares and $1,500,000 Debentures	$1,500,000; $150,000 of finder’s fees	Section 4(2).	Notes are convertible at $.2667 per share.

March, 2009	Common Stock	506,493 Shares	Shares issued in exchange for interest of $30,667; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.

June, 2009 and October 2009	Common Stock Warrants	3,000,000	Warrants issued as part of a Standstill Agreement; no commissions paid.	Section 4(2) and/or Rule 506.	1,000,000 Warrants are exercisable at $0.25 per share over a period of 18 months and 2,000,000 Warrants are exercisable at $.10 per share through October 31, 2014.

November, 2009, December 2009, March 2010	Common Stock	1,511,937	Shares issued in exchange for interest of $195,841; no commissions paid	Section 4(2) and/or Rule 506	Not applicable.

November, 2009	Common Stock	7,000,000	Shares issued for services rendered; no commissions paid	Section 4(2) and/or Rule 506	Not applicable.

October, 2009 June 2010	Common Stock Options	8,950,000	Services rendered; no commissions paid	Section 4(2); and/or Rule 506	Options are exercisable at prices Between $.05 and $.2667 per share

January- March 2010	Common Stock	2,200,000 (1)	Services rendered; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

March - May 2010	Common Stock	3,125,000	$250,000 received; 10% commission paid	Section 4(2); and/or Rule 506	Not applicable.

April 2010 - June 2010	Common Stock	300,000 (1)	Services rendered	Section 4(2); and/or Rule 506	Not applicable.

May 2010	Common Stock	250,000 (1)	Services rendered	Section 4(2); and/or Rule 506	Not applicable.

July, 2010 - September, 2010	Common Stock	625,000	$50,000 received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September, 2010	Common Stock	591,797	Shares issued in exchange for $60,000 of interest	Section 4(2); and/or Rule 506	Not applicable.

September, 2010	Common Stock	700,000(1)	Services rendered	Section 4(2); and/or Rule 506	Not applicable.

October 2010	Common Stock	1,700,000	(2)	Section 4(2); and/or Rule 506	Not applicable.

January 2011	Common Stock	426,136	Shares issued in Exchange for $30,000 of interest	Section 4(2); and/or Rule 506	Not applicable.

________________
(1) Shares issued in January 2011, although contractually they should have been issued at earlier date.

(2)  1,700,000 shares were issued in October 2010 pending receipt of the completion of a financing on terms which are still being negotiated by the parties.  As of the filing date of this Form 10-K, we have not determined that any commissions will be paid.

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

Business Overview

Quantum Material Corp. is a start-up solar technology and quantum dot manufacturing firm.  We perceive an opportunity to acquire a significant amount of both quantum dot and solar photovoltaic market share by commercializing a low cost quantum dot processing technology and a low cost quantum dot based third generation photovoltaic technology/solar cell, pursuant to an exclusive license agreement with William Marsh Rice University (“Rice University” or “Rice”).  Our objective is for Quantum to become the first bulk manufacture of high quality tetrapod quantum dots and for Solterra to be the first solar cell manufacturer to be able to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, Europe, the Middle East and Asia.

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

Quantum intends to design and manufacture solar cells using a proprietary thin film semiconductor technology that we believe will allow us to reduce our average solar cell manufacturing costs and be extremely competitive in this market. Quantum will be one of the first companies to integrate non-silicon quantum dot thin film technology into high volume low cost production using proprietary technologies.  Our objective is to become one of the first solar module manufacturers to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, Europe and Asia. Management believes that the manufacture of our thin film quantum dot solar cells can introduce a cost effective disruptive technology that can help accelerate the conversion from a fossil fuel dependent energy infrastructure to one based on renewable, carbon-neutral energy sources. We believe that our proposed products also can be a part of the solution to greenhouse gases and global warming.

Plan of Reorganization, Recent Financing and Change in Control

On November 4, 2008, the Company closed on an Agreement and Plan of Merger and Reorganization by and among the Company, Solterra Renewable Technologies, Inc. (“Solterra”), the shareholders of Solterra and Gregory Chapman as “Indemnitor” (the “Agreement”), which resulted in Solterra becoming a wholly-owned subsidiary of the Company. Pursuant to the Agreement, Mr. Chapman cancelled 40,000,000 shares of Common Stock of the Company owned by him and issued a general release in favor of the Company terminating its obligations to repay Mr. Chapman monies owed to him.

In accordance with the Agreement, the Company issued 41,250,000 shares of its Common Stock to the former stockholders of Solterra. Certain existing stockholders of the Company in consideration of Solterra and its shareholders completing the transaction, issued to the Company a Promissory Note in the amount of $3,500,000 due and payable on or before January 15, 2009, through the payment of cash or, with the consent of the Company, the cancellation of up to 12,000,000 issued and outstanding shares of the Company owned by them.  While this note is in default and the Company has made demand for payment and is considering all legal options, our Management does not believe that this Note is collectible.

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of the Company (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture has a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is prepayable by the Company at anytime without penalty, subject to the Debenture holders’ conversion rights. Each Debenture is convertible at the option of each Lender into the Company’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”), currently at a conversion price of $.12 per share (the “Conversion Price”).  The Registration Rights Agreement requires the Company to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event the Company fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale. The Debentures are secured by the assets of the Company and are guaranteed by Solterra as the Company’s subsidiary. In the event the Debentures are converted in their entirety, the Company would be required to issue an aggregate of 12,500,000 shares of the Company’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company’s Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction.   We also entered into a Standstill Agreement with the Debenture Holders effective June 1, 2009 which was amended and expired on December 1, 2009.   At the time the Standstill Agreement expired, the Company did not have an effective registration statement, registering the resale of all Registrable Securities as required by the Registration Rights Agreement. Nevertheless, management believes that no such registration statement was then or is currently required to be filed with the Securities and Exchange Commission as management believes that all securities of the Company held by the Debenture Holders are saleable pursuant to Rule 144 without volume restriction or other limitations on sale, so long as the Debenture Holders are not affiliated parties of the Company.  As of the filing date of this Form 10-K, the Debenture Holders have taken no action under the Registration Rights Agreement or other transaction documents to notify the Company that it is in default under any of such agreements even though an event of default may be deemed to exist for several reasons; including, without limitation, those enumerated above and the Company's failure to obtain director and officer liability insurance, failure to make a payment of interest on a timely basis and failure to be current from time-to-time with all obligations and responsibilities owed to Rice under our license agreement. As of the filing date of this Form 10-K, Rice has agreed that we are not in default under said Agreement and that Rice is working with us on a revised Agreement with new milestones for us to achieve under said agreement on or before March 16, 2011. See "Risk Factors."

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

Long-lived assets
We review our long-lived assets, which include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as “the asset”) may not be recoverable.  Such circumstances include, but are not limited to:

• a significant decrease in the market price of the asset;
• a significant change in the extent or manner in which the asset is being used;
• a significant change in the business climate that could affect the value of the asset; • a current period loss combined with projection of continuing loss associated with use of the asset; and
• a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

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

Research and development costs
Research and development costs are expensed as they are incurred.  Research and development expense was $411,420 and $340,473 for the years ended June 30, 2009 and June 30, 2010, respectively.

Basic and diluted loss per share
The Company reports basic loss per share in accordance with the ASC 260, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided as it would anti-dilutive.  Dilution is computed by applying the treasury stock method.

Plan of Operation

Since November 4, 2008, the Company is executing its business plan as follows:

Solterra plans to:

a)
Scale up Quantum Dot Production by applying proprietary technology licensed from Rice University for our quantum dot synthesis process and accomplishing large scale production using proprietary Micro-Reactor technology jointly developed through an agreement with Access2Flow an advanced flow chemistry consortium based in the Netherlands. These proprietary technologies enable Solterra to produce the highly desirable tetrapod quantum dots at a cost savings of greater than 75% compared to competing suppliers, and will organically supply Solterra’s requirements for quantum dots for its solar cells and other quantum dot enabled products. Additionally, Solterra intends to market these Q-Dots through various existing supply channels into various markets, including but not limited to medical diagnostics and electronics. The initial pilot scale up will take place at the Access2Flow facilities in the Netherlands and once optimized will be relocated to a solar cell production facility, which is anticipated to be located in Saudi Arabia.

b)
Fabricate solar cells and optimize the performance of solar cells based on a proprietary blend of  quantum dots (QDs).  The aim is to invest our best efforts to demonstrate and scale up production of low cost quantum dot solar cells having peak efficiency of greater than 6%. The efficiency of solar cells is the electrical power it puts out as percentage of the power in incident sunlight. Within the photovoltaic market, cell pricing and peak efficiency are key benchmarks for consumers in the decision for system selection and installation. The design and manufacture of Solterra's quantum dot based solar cells is projected to allow for the conversion of sunlight into usable electricity at a combination of efficiencies and cell cost at a very low "cents per kilowatt-hour" rate. This work to date has been accomplished on site at the Arizona State University labs but is being relocated better accommodate the logistic requirements of our Chief Science Officer, Professor Ghassan Jabbour, who is working at Kaust University in Saudi Arabia.

c)	Identify, license and or develop additional quantum dot enabled applications in the lighting, memory and medical fields.

Objectives:

              The Current Objectives of Solterra upon receipt of additional financing are as follows:

•
Become the first bulk manufacture of high quality tetrapod quantum dots and the first solar cell manufacturer to be able to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, South America, Europe the Middle East and Asia.

•
Build a robust intellectual property portfolio in third generation photovoltaics, quantum dot process technologies and other quantum dot enabled technologies. Success criteria include completion of preparation and filing of various patent applications in the area of Quantum Dot Solar Cell technology, defining and initiating the strategy to secure a reliable source of key materials, and filing or acquiring additional process related patent applications in solar or printed electronics, which intellectual property would be owned or controlled by Solterra.

•
Initiate scaled manufacturing of tetrapod quantum dots, based in part on technology licensed from William H. Marsh Rice University, and building on continued research.  Planning includes the implementation of one or more pilot lines based on outcomes of collaboration with Access2Flow, an advanced flow chemistry consortium based in the Netherlands.  The design of the pilot line is intended such that the initial target output of the line, at approximately one kilogram per day, can be further scaled at least by an order of magnitude to 100 Kilograms per day in 2011.  The output of the tetrapod quantum dots manufacturing will be used for Solterra’s quantum dot solar cells as well as stand-alone sales into the biomedical research fields and to third party developers of quantum dot products such as displays, memory and computer and consumer electronics.

•
Continue to develop and characterize the Quantum Dot Solar Cell product; moving towards pilot proof line for solar cells and leading to high throughput print line ultimately capable of yearly solar cell output near gigawatt range. Target cell efficiencies are 6% within one year, 15% within 2 years and greater than 25% within five years.  Coupled within cell cost per watt decreasing below $.75/Watt, we intend to pursue initial product sales in late 2011 with significant increases in 2012.

Liquidity and Capital Resources

At June 30, 2010 the Company had a working capital deficit of approximately $2,767,000 with total liabilities of approximately 2,767,000. Approximately $741,000 of these liabilities are owed to our officers, directors and employees for services rendered and accrued through June 30, 2010.  The Company has been in the development stage since inception. As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture as well as advances from a director shareholder and employees wages being partially or fully accrued but not paid.

As of June 30, 2010, the Company lacks cash or cash equivalent assets and continues to incur losses in its development stage operations.  The Company has been relying on loans from its Chief Executive Officer resulting from private sale transactions in our common stock owned by him.  The Company has also relied on various universities performing work and providing U.S. licensing rights under business agreements in which the Company is in arrears in payments as well as employees and consultants agreeing to defer payment of wages and fees owed to them.  As of June 30, 2010 and currently, the Company is seeking additional financing; however, no definitive agreements for additional financing have been received and the Company cannot provide any assurance that additional funding will be available to finance our operations on terms acceptable to us, if at all, in order to support our plan of operations.  If we are unable to achieve the financing necessary to continue our plan of operations, then our stockholders may lose their entire investment in the Company.  See "Notes to Financial Statements."

Cash was used in operating activities of $304,219 for fiscal 2010. This is a result of a net loss of $4,423,767 partially offset by stock compensation of $1,231,817, stock issued for services of $804,000, increases in accounts payables and accrued liabilities of $1033,673, change in fair value of warrants and embedded conversion feature of $338,145, consideration of convertible debenture discount of $227,728 and amortization of deferred finance cost of $105,000. Cash flows were used in investing activities of $11,157 in 2010 primarily due to the $15,000 purchase of a license. Cash flows from financing activities during 2010 were $315,395 which consisted of $250,000 from the proceeds of the sale of common stock and $65,395 from related party advances from Stephen Squires, our Chief Executive Officer, for certain loans to the Company. In 2010, our board approved granting Mr. Squires the right to convert loans made by him of up to $200,000 into a maximum 5% interest in the common stock of Solterra. This is a two-year option. As of June 30, 2010, Mr. Squires has unreimbursed cash advances of $64,372 and accrued payroll and expenses totaling $151,104 owed to him and accrued payroll of $65,000 owed to his wife in her role as a bookkeeper for the Company.

Cash flows were used in operating activities for fiscal 2009 of $1,168,118. This included a net loss of $2,020,485 partially offset by increases in accounts payable and accrued liabilities totaling $548,595 and amortization of convertible debenture discount of $230,700. Cash flows were used in investing activities during 2009 of $59,382. These consisted of the purchase of licensing fees of $40,000 and the purchase of furniture and equipment of $19,382. Cash flows from financing activities were $1,227,500 during fiscal 2009. This included the sale of common stock of $42,500 and proceeds from the issuance of convertible debentures totaling $1,500,000 less payment of deferred financing cost of $315,000.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $6,285,309 since its inception, at June 30, 2010, has a working capital deficit of $2,766,986 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and substantial additional financing during fiscal 2011 to maintain its development stage operations. The Company is exploring all reasonable avenues of financing at this time, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all. In this respect, see “Note 2” in our notes to the consolidated financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Officers convert accrued salaries and bonus into warrants

In November 2010, Steven Squires ($125,000), Brian Lukian ($234,375), David Doderer ($62,500), Robert Glass ($37,500), Ghassan Jabbour ($243,750), Andrew Robinson ($50,000) and Toshinon Ando ($35,000) converted the amount of monies set forth beside their names into five-year warrants to purchase 1,666,666 shares, 3,125,000 shares, 833,333 shares, 500,000 shares, 3,250,000 shares, 666,666 shares and 466,666 shares, respectively, In summary, a total of $788,125 was converted into warrants to purchase 10,508,331 shares exercisable at $.075 per share through the expiration date of November 4, 2015.

Loans from Stephen Squires

In November 2008, Mr. Squires received 35,500,000 shares of the Company's Common Stock as part of a plan of reorganization, 20,000,000 of which he pledged to secure certain company indebtedness. Between December 2008 and December 2010, Mr. Squires privately sold an aggregate of approximately 13,431,000 shares of the Company's Common Stock for an aggregate of $595,000. Mr. Squires advanced to the Company cash loans and made payment of Company expenses utilizing $269,895 of the net proceeds of these private sales. On December 30, 2010, the Board of Directors authorized Mr. Squires to receive 10,000,000 restricted shares of Quantum Material Corp. in recognition of his support of the Company and in cancellation of all outstanding cash loans and advanced expenses totaling $269,895. Not reflected in the foregoing, were an additional $65,040 of cash loans that have been made by Mr. Squires to the Company and repaid to him. Also, between December 2010 and the filing date of this Form 10-K, Mr. Squires has loaned approximately $21,000 to the Company.

In January 2010, the board of directors granted Mr. Squires the option to convert his cash loans to the Company into common stock of the Company's subsidiary. In this respect, Mr. Squires has a two-year option to convert up to $200,000 into a maximum of 5% of the outstanding common stock of Solterra.  As of the filing date of this Form 10-K, Mr. Squires has declined to exercise this option.

Results of Operations – June 30, 2010 versus June 30, 2009

Balance Sheet – June 30, 2010

Cash

At June 30, 2010, the Company’s balance sheet included cash of $19 compared to the bank indebtedness of $1,377 at June 30, 2009, representing an increase in cash of $1,396 for the year.  In November 2008, the Company netted $1,185,000 from the issue of a convertible debenture.  A further $250,000 was raised through the sale of common stock in the current year; however, operating costs have consumed the entire amount leaving the current cash balance of $19.

The Company has been in a development stage since inception.  As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture in November 2008 as well as advances from related parties.

License

In July 2009, the Company concluded a license agreement with the University of Arizona.  This agreement gives the Company exclusive rights for the creation, manufacturing, use, production, distribution, and marketing of products and services from innovations represented by the technical information and patent rights regarding the light emitting diodes in printed electronic displays and all other printed electronic components.  The $15,000 represents the license fee paid.  The license agreement also specifies minimum royalty payments starting in January 2011.  This agreement also requires the Company to pay for all patent costs on the patents owned by University of Arizona and licensed to the Company.

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

Patent license costs have been expensed as professional fees in general and administrative expenses and amounted to $24,750 and $21,542 respectively in the year ended June 30, 2010 and June 30, 2009.

Furniture and equipment

During the year ended June 30, 2010, the Company acquired $1,500 and disposed of $5,343 of office equipment and furniture.  The company is amortizing the office equipment and furniture on a straight line basis over 3 and 7 years, respectively, and has charged operations with $4,808 of amortization for this period.

Deferred financing costs

Deferred finance cost, net were $141,167 at June 30, 2010.  This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized using the effective interest method over the thirty-six month life of the debenture.  The balance at June 30, 2009 was $246,167.

Accounts payable and accrued liabilities

The balance at June 30, 2010 was $844,398.  Included in accounts payable is accrued interest on the convertible debenture of $40,000, development expenses of $556,393, patent maintenance fees associated with the licenses of $21,293, legal and auditor expenses of $72,234, and other operating expenses of $154,478.  The balance at June 30, 2009 was $349,110.

Accounts payable related party

At June 30, 2010 there were $696,100 due to related parties.  This represents unpaid wages to officers and executive directors of the Company.  At June 30, 2009 the balance was $157,715.

Advances related party

The balance at June 30, 2010 was $70,367.  Included in this are advances and unreimbursed expenses from the CEO of $64,372 and $5,995 from other officers of the Company.  At June 30, 2009 the balance was $4,972.

Fair value of embedded conversion feature

The Company has evaluated the application of ASC 815 to the Convertible Note issued November 4, 2008.  Based on the guidance in ASC 815, the Company concluded these instruments were required to be accounted for as derivatives as of July 1, 2009 due to the down round protection feature on the conversion price and the exercise price.  The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “Gain (loss) on derivative liabilities.”  Further explanation can be found in Note 7.

As part of implementing ASC 815-40-14 the Company adjusted accumulated deficit by $162,643 and additional paid in capital by $212,184.  The fair value of the derivatives as of June 30, 2010 was estimated by management to be $834,057.

Convertible debenture

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents to obtain $1,500,000 in gross proceeds from three non-affiliated parties in exchange for 3,525,000 restricted shares of Common Stock of Hague Corp and Debentures in the principal amount aggregating $1,500,000. Each Debenture has a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is prepayable by the Company at anytime without penalty, subject to the Debenture holders’ conversion rights.  The Company recorded a discount of $1,155,826 associated with the 3,525,000 shares issued.  The discount will be amortized over the 3 year life of the debenture. Each Debenture is convertible at the option of each Lender into Hague Corp’s Common Stock, at a conversion price of $.2667 per share which was decreased by agreement in fiscal 2010 to $0.12.  The Debentures are secured by the assets of Hague Corp and are guaranteed by Solterra as Hague Corp’s subsidiary and through a pledge of 20,000,000 shares by Stephen Squires, the Company’s Chief Executive Officer. In the event the Debentures are converted in their entirety, the Company would be required to issue and aggregate of 12,500,000 shares of Quantum Material Corp’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company’s Common Stock at a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company or other material event could cause an event of default under the Transaction Documents.  The balance of the convertible debenture net of the discount at June 30, 2010 was $322,083 at June 30, 2009 the balance was $ 540,726.  The discount is being amortized resulting in the convertible debenture balance being $1,500,000 at November 4, 2011. See “Item 11” and “Item 1 – Risk Factors.”

 Common Stock

The accounting treatment of the November 4, 2008 plan of merger and reorganization between Quantum Material Corp. and Solterra regarding the common stock is as follows:   During the fiscal year ended June 30, 2009 the Company issued 4,250,000 shares of common stock at $0.01 per share for a total of $42,500. As a result of the plan of merger and reorganization 24,600,000 shares were issued to the existing shareholders of Quantum Material Corp.  In addition 3,525,000 shares were issued with the $1,500,000 convertible debenture.   It was determined the shares issued with the debenture had a value of $1,155,826.  As the par value of the shares is $0.001 common stock increased by $3,525 and additional paid in capital increased by $1,152,301.  On March 1, 2009 according to the provisions of the Convertible Debenture agreement, the Company elected to issue 506,493 shares of the Company’s Common Stock to pay accrued interest on the debentures of $39,000. Common stock increased from 37,000,000 shares at June 30, 2008 to 69,881,493 shares at June 30, 2009.

During the fiscal year ended June 30, 2010 according to the provisions of the Convertible Debenture agreement, the Company elected to issue 1,511,937 shares of the Company’s Common Stock to pay accrued interest on the debentures.  The Company also awarded 2,250,000 shares of common stock with employee contracts.  In addition the Company issued 7,100,000 shares for contracted services.  The Company issued 3,125,000 shares of common stock at $0.08 per share for a total of $250,000. Common stock increased from 69,881,493 shares at June 30, 2009 to 83,868,430 shares at June 30, 2010.

Statement of operations – June 30, 2010

General and administrative expenses

During the twelve months ended  June 30, 2010 the Company incurred $3,036,667 of general and administrative expenses compared to the $1,230,532 recorded for the twelve months ended June 30, 2009.  The increase of $1,806,135 can be attributed to two occurrences.  Included in the current years expenses are $1,231,817 of stock based compensation compared to $0 in the previous year ended June 30, 2009.  The remainder of the increase of $574,318 can be attributed to the fact the Company was not operational for the first 5 months of fiscal 2009.  The Company became operational after the financing was received in November 2008.  Therefore, the twelve month period ended June 30, 2009 includes only eight months of operational expenses.

Included in the expenses for the current twelve months were stock based compensation of $1,231,817, other professional fees of $836,320, wages of $657,500, license maintenance costs of $24,750, legal and audit of $86,026, corporate expense of $42,181, office expenses of $49,682, travel expense of $103,583 and amortization of furniture and equipment of $4,808.  General and administrative expenses for the twelve months ended June 30, 2009 included other professional fees, $600,000, wages of $365,000, license maintenance costs of $21,542, legal and audit of $75,707, corporate expenses of $15,383, office expense of $55,649, travel expense of $82,989, insurance of $11,400, amortization of furniture and equipment of $2,862.

Included in the $1,231,817 of stock based compensation were the following items. In October 2009, the Board of Directors granted 3,200,000 stock options. The Company has attributed $357,602 to the stock option value using the Black Scholes price model.  In January 2010, the Board of Directors granted two additional sets of stock options one for 500,000 shares and the other for 5,000,000 shares which the Company has attributed $44,107 and $502,972 respectively to the stock option value using the Black Scholes price model.  In May 2010, the Company awarded an additional 250,000 stock options which the Company has attributed $39,636 to the stock option value using the Black Scholes price model.  Total expense for the twelve months ended June 30, 2010 as a result of the stock options is $944,317.

In January 2010 the Board approved employment agreements for the Chief Technology Officer and the Chief Executive Officer, these agreements granted 250,000 and 2,000,000 shares of common stock respectively to these officers.  In recording these transactions the Company expensed $287,500 to stock based compensation.

Total of these transactions for the twelve months ended June 30, 2010 is $1,231,817.

Research and development expenses.

Research and development expenses of $340,473 were incurred in the twelve months ended June 30, 2010, compared to $411,420 in the twelve months ended June 30, 2009.  The Company has two development agreements in place with major universities.  One development agreement to optimize the printing process of solar cells and the other development agreement to optimize the manufacturing process for quantum dots.  At June 30, 2010 the Company had incurred $340,473 of expenses for these two contracted agreements.

Amortization of convertible debenture discount

The convertible debenture discount of $1,500,000 is being amortized over the 36 month term of the debenture using the effective interest method.  The debenture was issued on November 4, 2008.  Amortization recorded for the twelve month period ended June 30, 2010 was $227,728.  The amortized balance of the discount at June 30, 2010 is $1,177,917 resulting in the convertible debenture value on the balance sheet net of the discount $322,083.  At June 30, 2009 the amortization for the twelve months was $230,700.

Amortization of deferred finance cost

This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized using the effective interest method over the thirty-six month life of the debenture.  Amortization expense recorded for the twelve month period ended June 30, 2010 was $105,000 compared to the $68,833 recorded in the twelve month period ended June 30, 2009.  However as the debenture was issued in November 2008 there were only eight months of amortization in the twelve month period ended June 30, 2009.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008.  Interest expense recorded for the period ended June 30, 2010 was $195,841 compared to $79,000 in the twelve month period ended June 30, 2009.  However as the debenture was issued in November 2008, there was less than eight months interest in the twelve months ended June 30, 2009.

According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.  In March 2009 the Company issued 506,493 shares of the Company’s restricted Common Stock to pay $39,000 of accrued interest.  Between November 2009 and June 2010, the Company issued an aggregate of 1,511,937 shares of the Company’s restricted Common Stock to pay $120,000 of accrued interest.   As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  The cumulative effect of this extra interest expense for the twelve months ended June, 30 2010 is $75,841.  In the twelve months ended June 30, 2009 there was Nil extra interest.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the year ended June 30, 2010 was $338,145.

Warrant expense

The Company issued 2,000,000 common stock warrants on October 31, 2009.  The Company has attributed $179,913 to the warrant value using the Black Scholes price model.

Significant Accounting Pronouncement

The Company follows Accounting Standards Codification 740 (ASC 740), “Income Taxes.”  Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and amounts used for income tax reporting purposes, and (b) net operating loss carryforwards.  No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no refundable taxes were paid previously.  Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not likely to be realized. At June 30, 2010 and 2009, the Company had unused net operating loss carryover approximating $5,216,000 and $2,024,000 respectively.

Item 8.                      Consolidated Financial Statements

Consolidated Financial Statements

The report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Schedules are set forth beginning on page F-1 of this Annual Report on Form 10-K following this page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Quantum Materials Corp.
(A Development Stage Company, formerly Hague Corp.)
Tempe, Arizona

We have audited the accompanying consolidated balance sheets of Quantum Materials Corp. (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from May 19, 2008 (inception) through June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum Materials Corp. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the year then ended and for the period from May 19, 2008 (inception) through June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
January 24, 2011

Quantum Materials Corp.
(A Development Stage Company, formerly Hague Corp.)

CONSOLIDATED BALANCE SHEETS

	June 30	June 30
	2010	2009

ASSETS
Current
Cash	$19	$-

Total current assets	19	-

Licenses	55,000	40,000
Furniture and equipment, net of amortization	7,869	16,520
Deferred financing cost, net	141,167	246,167

Total other assets	204,036	302,687

Total assets	$204,055	$302,687

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$-	$1,377
Accounts payable and accrued Liabilities	844,398	349,110
Accrued liabilities - related party	696,100	157,715
Advances related party	70,367	4,972
Fair value of embedded conversion feature	834,057	-
Convertible debenture, net of discount - current portion	322,083	-

Total current liabilities	2,767,005	513,174

Convertible debenture, net of discount and current portion	-	540,726

Total liabilities	2,767,005	1,053,900

Commitments and Contingencies

Stockholders' deficit
Common stock, $0.001 par value,
Authorized, 200,000,000 shares
Issued and outstanding 83,868,430 and 69,881,493 as of
June 30, 2010 and 2009, respectively	83,868	69,881
Additional paid-in capital	3,638,491	1,203,091
Deficit accumulated during the development stage	(6,285,309)	(2,024,185)

Total stockholders' deficit	(2,562,950)	(751,213)

Total liabilities and stockholders' deficit	$204,055	$302,687

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company, formerly Hague Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ending June 30, 2010 and June 30, 2009
and period from May 19, 2008 (inception) through June 30, 2010

	Year	Year	Inception
	ended	ended	through
	June 30,	June 30,	June 30,
	2010	2009	2010

Operating expenses:
General and administrative	$3,036,667	$1,230,532	$4,270,899
Research and development	340,473	411,420	751,893

Total operating expenses	3,377,140	1,641,952	5,022,792

Loss from operations	(3,377,140)	(1,641,952)	(5,022,792)

Other expenses:
Amortization of convertible debenture discount	227,728	230,700	295,785
Amortization of deferred finance cost	105,000	68,833	173,833
Change in fair value of embeded conversion feature	338,145	-	338,145
Interest expense	195,841	79,000	274,841
Warrant expense	179,913	-	179,913

Total other expenses	(1,046,627)	(378,533)	(1,262,517)

Net loss	$(4,423,767)	$(2,020,485)	$(6,285,309)

Basic and diluted loss per common share	$(0.06)	$(0.03)

Weighted average number of common
shares outstanding	76,320,547	59,425,115

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company, formerly Hague Corp.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
For the period from May 19,2008 (inception) to June 30, 2010
Unaudited

				Deficit
				accumulated
			Additional	during the	Total
	Common Stock		paid in	development	Stockholders
	Shares	Amount	capital	stage	Equity

Inception, May 19, 2008	-	$-	$-	$-	$-

Issuance of common stock	37,000,000	37,000	(33,300)	-	3,700

Net loss to June 30, 2008	-	-	-	(3,700)	(3,700)

Balance June 30, 2008	37,000,000	37,000	(33,300)	(3,700)	-

Common stock sold at $0.01 per share	4,250,000	4,250	38,250	-	42,500

Issuance of common stock in connection
with recapitalization	24,600,000	24,600	(26,802)	-	(2,202)

Common stock issued with debenture	3,525,000	3,525	574,388	-	577,913

Beneficial conversion feature of shares
issued with debenture	-	-	577,913	-	577,913

Common stock issued for debenture interest payable	506,493	506	38,494	-	39,000

Warrant issued with standstill agreement	-	-	34,148	-	34,148

Net loss year ended June 30, 2009	-	-	-	(2,020,485)	(2,020,485)

Balance June 30, 2009	69,881,493	69,881	1,203,091	(2,024,185)	(751,213)

Cummulative effect of derivative valuation	-	-	(212,184)	162,643	(49,541)

Common stock issued for debenture interest payable	1,511,937	1,512	194,329	-	195,841

Stock based compensation	2,250,000	2,250	1,229,567	-	1,231,817

Common stock issued for services	7,100,000	7,100	796,900	-	804,000

Warrant issued with standstill agreement	-	-	179,913	-	179,913

Common stock sold at $0.08 per share	3,125,000	3,125	246,875	-	250,000

Net loss year ended June 30, 2010	-	-	-	(4,423,767)	(4,423,767)

Balance June 30, 2010	83,868,430	$83,868	$3,638,491	$(6,285,309)	$(2,562,950)

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company, formerly Hague Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ending June 30, 2010 and June 30, 2009
and period from May 19, 2008 (inception) through June 30, 2010

	Year	Year	Inception
	ended	ended	through
	June 30,	June 30,	June 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,423,767)	$(2,020,485)	$(6,285,309)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	804,000	-	807,700
Stock issued for debenture interest	195,841	-	234,841
Depreciation of furniture and office equipment	4,808	2,862	7,670
Amortization of convertible debenture discount	227,728	230,700	295,785
Amortization of deferred finance cost	105,000	68,833	173,833
Stock compensation	1,231,817	-	1,231,817
Warrant expense	179,913	-	179,913
Change in fair value of warrants and embeded
conversion feature	338,145	-	338,145
Net change in:
Bank overdraft	(1,377)	1,377	-
Accounts payable and accrued liabilities	495,288	385,908	842,196
Accrued liabilities - related party	538,385	162,687	696,100

Cash flows used by operating activities	(304,219)	(1,168,118)	(1,477,309)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	(15,000)	(40,000)	(55,000)
Proceeds from disposal of furniture and equipment	5,343	-	5,343
Purchase of furniture & equipment	(1,500)	(19,382)	(20,882)

Cash flows provided in investing activities	(11,157)	(59,382)	(70,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	250,000	42,500	292,500
Proceeds from related party advances	65,395	-	70,367
Proceeds from convertible debenture issued	-	1,500,000	1,500,000
Payment of deferred finance cost	-	(315,000)	(315,000)

Cash flows from financing activities	315,395	1,227,500	1,547,867

NET INCREASE IN CASH	19	-	19

Cash, beginning of the period	-	-	-

Cash, end of the period	$19	$-	$19

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Non cash transaction
Issuance of common stock in connection
with recapitalization	$-	$2,202	$2,202
Cumulative effect of change in accounting
principle on convertible notes	$(49,541)	$-	$(49,541)

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company, formerly Hague Corp.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Note 1. Basis of Presentation

The consolidated balance sheets and the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended June 30, 2010 and 2009 and the period from May 19, 2008 (inception) through June 30, 2010 of Quantum Materials Corp ("Quantum Materials" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC").

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

Note 2. Nature and Continuance of Operations

In November 2008, the Company acquired Solterra, through an Agreement and Plan of Merger and Reorganization (the “Merger”) by and among Solterra, the Shareholders of Solterra and Quantum Materials Corp and Gregory Chapman as “Indemnitor” which resulted in Solterra becoming a wholly-owned subsidiary of Quantum Materials Corp. Pursuant to the Merger, Mr. Chapman cancelled 40,000,000 shares of Common Stock of Quantum Materials Corp owned by him and issued a general release in favor of Quantum Materials Corp terminating its obligations to repay Mr. Chapman approximately $34,000 in principal owed to him. In accordance with the Merger, Quantum Materials Corp issued 41,250,000 shares of its Common Stock to the former stockholders of Solterra. Certain existing stockholders of Quantum Materials Corp in consideration of Solterra and its shareholders completing the transaction, issued to Quantum Materials Corp a Promissory Note in the amount of $3,500,000 due and payable on or before January 15, 2009, through the payment of cash or, with the consent of Quantum Materials Corp, the cancellation of up to 12,000,000 issued and outstanding shares of Quantum Materials Corp owned by them.  The Company has recorded the note receivable in equity as a subscription receivable which is offset by additional paid in capital, thus this entry has a zero net effect in the financial statements. As of November 6, 2009, the $3,500,000 Promissory Note has not been collected and the Company has made demand for payment or the cancellation of 12,000,000 shares per agreement. The Company is considering all legal options to pursue collection of the funds or cancellation of the shares. However, management believes that it is unlikely to collect monies under this Note.

Quantum Materials Corp. ceased the mining business that we had previously conducted, we closed our offices in Canada, and we moved our offices to the offices of Solterra in Arizona.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $6,285,309 since its inception, has a working capital deficit of $2,766,986, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and substantial additional financing during fiscal 2011 to maintain its development stage operations. The Company is exploring all avenues of financing at this time, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all.

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

Fair value of financial instruments
The Company's financial instruments consist of cash and cash equivalents and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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
We review our long-lived assets, which include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as “the asset”) may not be recoverable.  Such circumstances include, but are not limited to:

• a significant decrease in the market price of the asset:
• a significant change in the extent or manner in which the asset is being used:
• a significant change in the business climate that could affect the value of the asset:
• a current period loss combined with projection of continuing loss associated with use of the asset: and
• a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

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

Research and development costs
Research and development costs are expensed as they are incurred.  Research and development expense was $340,473 and $411,420 for the years ended June 30, 2010 and 2009 and $751,893 from May 19, 2008 (inception) to June 30, 2010.

Stock compensation awards
The Company follows ASC 718 when accounting for stock compensation awards to employees. Compensation cost is based on the stock’s fair value at grant date by the board of directors.  Compensation cost was $1,231,817 in the year ended June 30, 2010 and Nil in the year ended June 30, 2009.

Basic and diluted loss per share
The Company reports basic loss per share in accordance with the ASC 260, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided as it would anti-dilutive.  Dilution is computed by applying the treasury stock method.

Recently Adopted Accounting Standards

In September 2009, the FASB issued ASC 820-10 Measuring Liabilities at Fair Value (“ASC 820-10”).  ASC 820-10 provides additional guidance on how companies should measure liabilities at fair value.  Specifically, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer.

 In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

 In February 2010, the FASB issued ASU 2010-09, which amends ASC 855 to address certain implementation issues related to an entity's requirement to perform and disclose subsequent events procedures. ASU 2010-09 requires entities that make filings with the Securities and Exchange Commission (SEC) to evaluate subsequent events through the date the financial statements are issued. The new guidance became effective immediately for financial statements that are issued or available to be issued.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010.

 In April 2010, the FASB issued ASU No. 2010-13, "Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades" ("ASU 2010-13").  ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company's financial statements.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010.

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

In June 2008, the FASB issued EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which was codified into ASC Topic 815-40-15 effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This topic addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under the relative paragraphs of ASC 815-40 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). The guidance in this topic shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year, presented separately. However, in circumstances in which a previously bifurcated embedded conversion option in a convertible debt instrument no longer meets the bifurcation criteria in Statement 133 at initial application of this topic, the carrying amount of the liability for the conversion option (that is, its fair value on the date of adoption) shall be reclassified to shareholders’ equity. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The adoption of ASC 815-40-15 affected our consolidated financial position and results of operations as disclosed in Note 7.

Recent accounting pronouncements

The Company has evaluated all the recent accounting pronouncements through the date of issuance of these financial statements and believe that none of them will have a material effect on the company’s financial statements.

Note 4. Furniture and equipment

Components of furniture and equipment consist of the following items as of June 30, 2010:

		Accumulated
	Cost	depreciation	Net

Office equipment	$11,448	$4,836	$6,612

Office furniture	1,624	367	1,257

	$13,072	$5,203	$7,869

Components of furniture and equipment consist of the following items as of June 30, 2009:

		Accumulated
	Cost	depreciation	Net

Office equipment	$14,382	$2,412	$11,970

Office furniture	5,000	450	4,550

	$19,382	$2,862	$16,520

Note 5.  Related party transactions

The Company expensed management fees to the CEO / major shareholder as well as other related party executives of $612,500 and $365,000 respectively in the years ended June 30, 2010 and June 30, 2009.  The Company was not able to pay these fees, as a result the accrued liabilities related party was $696,100 and $157,715 respectively as of June 30, 2010 and June 30, 2009.

During the year ended June 30, 2010 the Company recorded $11,520 of rent expense for the use of executive office space in the home of the CEO / major shareholder, $0 was paid and $11,520 was accrued at June 30, 2010.

The $70,367 of advances related party at June 30, 2010 consists of $64,372 of advances and unreimbursed expenses of the CEO as well as an additional $5,995 of unreimbursed expenses to other related party executives of the Company.  At June 30, 2009 the total of unreimbursed expenses was $4,972.

On January 20, 2010, the Board recognized that Mr. Stephen Squires has made loans to the Company and may make additional loans to the Company.  The Board approved granting Mr. Squires a two-year option to convert up to $200,000 of cash advances into a maximum of 5% of the outstanding common stock of Solterra currently 100% owned by the Company. As of the filing date of this Form 10-K, Mr. Squires has declined to exercise this option.

On January 20, 2010, the Board of Directors approved a three-year employment contract for Mr. Stephen Squires as Chief Executive Officer.  The Agreement stipulates that he receives a salary of $10,000 per month, that he receives 2,000,000 shares of restricted common stock, and options to purchase 5,000,000 shares of common stock at an exercise price of $.05 per share for a term of ten years, the options are fully vested at the time of the grant.  Mr. Squires' employment contract became effective January 25, 2010.  The 2,000,000 shares were issued with the Company recording a $260,000 expense to stock based compensation.  The Company recorded $502,972 as stock based compensation for the 5,000,000 stock options granted to Mr. Squires using the Black Scholes pricing model.

In May 2008, Solterra (private company) issued 37,000,000 shares of its common stock for services rendered associated with its formation and planning to its founding director at a value of $.0001 per share for a total of $3,700 common stock.  As part of the agreement and plan of reorganization, Solterra's founding director exchanged his Solterra (private company) common stock for 35,550,000 common shares of the public Company on November 4, 2008.

In November 2008 the Company made payments of $600,000 to Phoenix Alliance Corp. a  shareholder.  Of this amount, $500,000 was paid for the development of the Company’s tactical business plan and reorganization, and a further $100,000 was paid for the preparation of a market development strategy for selling solar licenses.

Note 6.  Convertible debentures

	June 30	June 30
	2010	2009

Convertible debenture	$1,500,000	$1,500,000
Debenture discount amortized	(1,508,999)	(926,304)
Debenture warrant value amortized	(18,918)	(32,970)

	$322,083	$540,726

On November 4, 2008, Quantum Materials Corp entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of Quantum Materials Corp (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture has a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is prepayable by Quantum Materials Corp at anytime without penalty, subject to the Debenture holders’ conversion rights.

In recognition of the 3,525,000 shares issued, the Company recorded a discount of $1,155,826.  The discount is made up of two components, $577,913 related to the discount for the relative fair value of the shares issued and $577,913 related to a beneficial conversion feature. The discount will be amortized over the 3 year life of the debenture and recorded as interest expense. Each Debenture is convertible at the option of each Lender into Quantum Materials Corp’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”) at a conversion price of $.2667 per share (the “Conversion Price”).   In October 2010, the conversion price was decreased to $0.12 per share.

The Registration Rights Agreement requires Quantum Materials Corp to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event Quantum Materials Corp fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale.  The Debentures are secured by the assets of Quantum Materials Corp and are guaranteed by Solterra as Quantum Materials Corp’s subsidiary.

In the event the Debentures are converted in their entirety, Quantum Materials Corp would be required to issue an aggregate of 12,500,000 shares of Quantum Materials Corp’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of Quantum Materials Corp’s Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction Documents.

We also entered into a 120-day Standstill Agreement with the Debenture Holders effective June 1, 2009 which was amended to expire at the close of business on December 1, 2009.  The Standstill Agreement provided for the resignation of a director, the transfer of Solterra’s License Agreement with Rice to Hague and for Solterra to obtain from Hague a worldwide exclusive license to purchase quantum dots for solar purposes and to grant sublicenses. To date, the Company has not obtained the consent of Rice to accomplish these objectives. The Standstill Agreement had put a moratorium on the rights of Debenture Holders, subject to certain conditions set forth in the Standstill Agreement.  Since the Standstill Agreement was not extended, the Company may be deemed to have failed to file a Registration Statement with the SEC and to timely obtain an effective date as required by the Transaction Documents, thereby causing an event of default to exist.  However, the Company believes that as the securities held by the debenture holders are presently saleable pursuant to Rule 144 without volume restrictions or other limitations that the Company is not in default of this provision.  As of the filing date of this Form 10-K, the Debenture Holders have taken no action under the Transaction Documents to accelerate the payment date under the Debentures or any other rights or remedies that they may have thereunder.  Should penalties be applicable the Company shall pay to each Holder an amount in cash or shares of the Company’s Common Stock (“Liquidated Damages Shares”), at the option of the Company.  The penalty equals to 2% of the aggregate purchase price paid by such Holder pursuant to the Purchase Agreement for any unregistered Registrable Securities then held by such Holder.  The number of Liquidated Damages Shares to be issued will be determined by dividing the liquidated damages payment by 80% of the VWAP for the 10 consecutive Trading Days prior to the Event Date.

In connection with the Standstill Agreement, the Company recorded $34,148 as additional debt discount for the modification of terms, which will be amortized over the life of the debt. The Company determined the conversion feature issued to the Noteholders to convert their interest into the common stock of Solterra was a derivative liability. The Company determined the value of the derivative liability was nominal due to the low probability of the Company or Solterra raising $2.0 million during the Standstill Agreement.

The deferred financing costs related to the issuance of the debenture are recorded as deferred charges and are being amortized over 36 months using the effective interest method.  Amortization expense was $105,000 and $68,833 respectively for the years ended June 30, 2010 and June 30, 2009.

The Transaction Documents include a Stock Pledge Agreement pursuant to which Stephen Squires, the Company's Chief Executive Officer, has pledged 20,000,000 shares of our Common Stock to the Debenture holders (the “Holders”) until such time as the Debentures are paid in their entirety.

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

The Debenture Holders received warrants to purchase 1,000,000 shares of the Company’s Common Stock, exercisable at $.25 per share over a period of 18 months together with cashless exercise provisions in the event no registration statement is effective at the time of exercise. Of the 1,000,000 warrants, the Debenture Holders assigned 175,000 warrants and 75,000 warrants to Dr. Isaac Horton and Richard Patton, respectively. Messrs. Horton and Patton served as directors of Hague in accordance with the Debenture Holders’ right to appoint two members to the Board of Directors. Warrants to purchase 2,000,000 shares exercisable at $.10 per share through October 31, 2014 were issued for an extension of the Standstill Agreement. These Warrants also contain cashless exercise provisions in the event that there is no current registration statement effective at the time of exercise.

Note 7. Derivatives and Fair Value

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

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value:  Level 1  – Quoted prices in active markets for identical assets or liabilities;  Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and  Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the November 4, 2008 note.  At June 30, 2010, all of the Company’s derivative liabilities were categorized as Level 3 fair value assets. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  We have valued the convertible note that contains down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of July 1, 2009 and June 30, 2010.   The fair value of the derivatives as of July 1, 2009 upon implementation of ASC 815-40-15 was estimated by management to be $495,912.  As part of implementing ASC 815-40-14 the Company decreased the accumulated deficit by $162,643 and decreased additional paid in capital by $212,184 and increased the discount on the convertible debenture by $446,371.  The adjustment to the accumulated deficit was a result of the interest expense recorded in connection with the original derivative liability and the reversal of prior amortization expense, and the change in fair value of the derivative liability as of July 1, 2009.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative Liabilities:

	As of June 30, 2010
	Fair Value Measuring Using
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$834,057	-	-	$834,057	$834,057

Total Derivative Liabilities	$834,057	-	-	$834,057	$834,057

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended June 30, 2010:

	Fair Value Measurements
	Using Level 3
	Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of July 1, 2009	$495,912	$495,912
Change in fair market value	338,145	338,145
Purchases, issuances and Settlements	-	-
Transfers in and/or out of Level 3	-	-

Ending Balance at June 30, 2010	$834,057	$834,057

Note 8. Common stock

On January 20, 2010 the stockholders of the Company by majority of written consent approved the filing of an amendment to the Company's Article of Incorporation to change the name of the corporation from Hague Corp. to Quantum Materials Corp. and to increase the authorized common stock to 200,000,000 shares, $.001 par value.  The stockholders also ratified the Company's compensation plan covering 10,000,000 options to purchase shares of common stock.  This plan provides for the direct issuance of common stock or the grant of options thereunder.  The Amendment to the Company's Article of Incorporation was filed March 23, 2010 with the secretary of the state of Nevada.

In November 2009, according to the provisions of the Convertible Debenture agreement the Company elected to issue 843,674 shares of the Company’s restricted Common Stock to pay for accrued interest on the debentures of $60,000.  In December 2009 the Company issued 317,796 shares of the Company’s restricted Common Stock to pay for accrued interest on the debentures of $30,000.  In March 2010, the Company issued a further 350,467  shares of the Company’s restricted Common Stock to pay for accrued interest on the debentures of $30,000.  As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  The cumulative effect of this extra interest expense for the year ended June, 30 2010 is $75,841.

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

In November 2009, the Company issued 3,000,000 restricted shares of Common Stock in accordance with the terms of a business development and public relation consulting contract with Sound Capital, Inc.  This contract is for a period of one year and requires the Company to issue 3,000,000 restricted shares of Common Stock to the consultant upon the execution of the agreement and an additional 1,000,000 free trading shares to the consultant on or before February 12, 2010.  The agreement may be terminated for cause or convenience upon 30 days prior written notice.  Of the 1,000,000 shares, 500,000 shares were issued in January 2010 as restricted securities.  The 3,000,000 shares were valued at the closing price on the date of the transaction resulting in a $360,000 professional fee expense and $357,000 recorded as paid in capital.  The 500,000 shares were valued at the closing price on the date of the transaction resulting in a $60,000 professional fee expense and $59,500 recorded as paid in capital.  The remaining 500,000 shares of Common Stock related to this agreement was issued resulting in a $60,000 professional fee expense and $59,500 recorded as paid in capital.

In January 2010, the Board of Directors approved a Public Relations Agreement with American Capital Partners.  According to the terms of this Agreement the Company issued 100,000 restricted shares of common stock. The 100,000 shares were valued at the closing price on the date of the transaction resulting in a $24,000 professional fee expense and $23,900 recorded as paid in capital.

According to employment agreements approved by the Board in January 2010 the Company approved the issuance of 250,000 and 2,000,000 common shares to Dr. Robert Glass, the Company's Chief Technology Officer, and Stephen Squires, the Company's CEO, respectively.

In the fourth quarter the Company issued 3,125,000 Common Shares at $0.08 per share for total proceeds of $250,000.  Of this $3,125 was attributed to common stock and $246,875 was attributed to additional paid in capital.

Note 9.  Commitments and Contingencies

Contingency
Certain default clauses related to the various agreements discussed in Note 6 would result in a change of control of the board of directors.  Certain debt holders would have the option to appoint independent members to the board under such default.

License Agreement - Work-Study Arrangements

Solterra has a License agreement with William Marsh Rice University (“Rice”) whereby minimum royalty payments which are calculated based on sales volume must be made starting in August 2010.  This agreement can be terminated by Rice if certain financial and other conditions are not fulfilled by Solterra.  As of the filing date of this Form 10-K, Solterra has an insolvency issue under said Agreement and is in arrears in the payment of certain monies due to Rice, which if not resolved to the satisfaction of Rice could lead to the immediate termination of the Agreement by Rice.  Solterra also has a work-study arrangement with Rice which began in January 2009 for a period of twelve months and was recently extended for an additional six months.  Solterra is in arrears in the payment of its obligations owed to Rice by $101,893.

In July 2009 the Company  completed a license agreement with The University of Arizona whereby minimum royalty payments are calculated based on sales volume must be made starting in January 2011.  The License Agreement relates to certain patent rights owned by the University pertaining to "Screen-Printing Techniques for the Fabrication for Organic Light-Emitting Diodes."

Development service agreements

In October 2008, the Company entered into a development service agreement with Arizona State University ("ASU") to optimize the printing process of solar cells.  The agreement is for the period October 1, 2008 to January 30, 2010 with an option for two additional years of services.  This Agreement has not been extended by the Parties.  Due to the departure of Dr Jabour from ASU.  The final balance due ASU is under negotiation.  The table below summarizes these financial commitments under this agreement.  These amounts are recorded as research and development expenses in the consolidated financial statements.

The Company is currently in arrears for payment of obligations due to ASU totaling $455,000.

In addition the company has one other service agreements for a twelve month period starting in November 2009.

Employment agreements

The Company has two employment agreements in effect.  The CEO has a three year agreement which started in January 2010 and the Chief Technology Officer has a one year agreement which started in October 2009.

Summary

Fiscal	Services	Employment	License
Year	agreements	agreements	agreements	Total
2011	$421,558	$387,000	$154,450	$963,008
2012	-	155,000	648,250	803,250
2013	-	70,000	1,946,000	2,016,000
2014	-	-	3,938,600	3,938,600
2015	-	-	3,938,600	3,938,600
Thereafter	-	-	3,938,600	3,938,600

Total	$421,558	$612,000	$14,564,500	$15,598,058

Note 10.  Income taxes

Quantum Materials Corp. follows the guidance of ASC 740, " Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following for the period ending June 30:

	June 30	June 30
	2010	2009
Federal income tax benefit attributed to:
Current operations	$1,085,000	$687,000
Less, Change in valuation allowance	(1,085,000)	(687,000)

	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30	June 30
	2010	2009
Deferred tax asset attributed to:
Net operating loss carrover	1,773,000	688,000
Less, Change in valuation allowance	(1,773,000)	(688,000)

	$0	$0

At June 30, 2010, Quantum Materials Corp. had an unused net operating loss carryover approximating $5,200,000 that is available to offset future taxable income; it expires beginning in 2028. United States tax regulations impose limitations on the use of NOL carry forwards following certain changes in ownership.  If such a change were to occur with respect to the Company, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change, the subsequent merger result in limitation on the use of NOL carry forwards.

Note 11. Warrants

The Company issued 1,000,000 common stock warrants on June 1, 2009 in connection with the standstill agreement, see note 6.  The warrants have not been exercised at June 30, 2010.  The Company has attributed $34,148 to the warrant value using the Black Scholes option price model.

The Company issued 2,000,000 common stock warrants on October 31, 2009.  The warrants were issued in connection with the extension of the standstill agreement see note 6.  The Company has attributed $179,913 to the warrant value using the Black Scholes price model.

The following table summarizes warrants that are issued, outstanding and exercisable.

		Warrants Issued & Outstanding
Exercise	Expiration	June 30	June 30
Price	Date	2010	2009
$0.25	Dec 1, 2010	1,000,000	1,000,000
$0.10	Oct 31, 2014	2,000,000	-

		3,000,000	1,000,000

Note 12. Stock options

In October 2009 the Board of Directors authorized the approval of a stock option plan covering 7,500,000 shares of common stock, which was later increased to 10,000,000 shares on December 2, 2009 and approved by stockholders on January 25, 2010.  The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options.  The Company issued 8,950,000 options and valued the options at $944,317 using the Black Scholes pricing model.  The  Company recorded the entire $944,317 as stock based compensation for the year ended June 30, 2010.

Option activity was as follows for the twelve months ended June 30, 2010 and the twelve months ended June 30, 2009.

	2010		2009
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Shares reserved	10,000,000
Outstanding at beginning of year	-		$-	$
Granted	8,950,000	0.0622	-
Exercised	-		-
Forfeited/cancelled	-		-

Outstanding at end of period	8,950,000	$0.0622	-	$

Remaining options available to be issued	1,050,000		-

Note 13. Subsequent events

Common Stock

In July 2011, the Company issued 300,000 shares to two employees per the terms of their contract approved by the board of directors.

In September 2010 the Company issued 591,797 shares of common stock to pay accrued interest of $60,000 for the three month periods ending June 1, 2010 and October 1, 2010.

In October 2011, as a result of the Company having failed to file the 10-K by the filing deadline the Company’s Common Stock ceased trading on the Electronic Bulletin board and was moved over to the Pink Sheets.

In October 2010, the Company was negotiating the terms of a private placement offering and issued 1,700,000 restricted shares of its Common Stock pending receipt of the proceeds of a private placement of such securities for $136,000.  This shares also have 1,700,000 5 year warrants exercisable at $0.08 each.   At that time, our Common Stock ceased trading on the Electronic Bulletin Board and the commitments for such financing have been delayed until our Common Stock is again trading on the Bulletin Board. After the filing of this Form 10-K and any quarterly reports that are past due in filing with the Securities and Exchange Commission, the Company believes that one or more broker/dealers will seek to file a 15c-211 application to have trading commence on the Bulletin Board at the earliest practicable date. It is anticipated that at that time the proposed private financing will be completed or that the Company will ask for and receive the return of the 1,700,000 shares which have not been paid for as of the filing date of this Form 10-K. Such 1,700,000 shares are not considered issued and outstanding for purposes of the cover page of this Form 10-K and for purposes of Item 12.

In July and September 2010, the Company issued 625,000 shares of common stock for $50,000 at $0.08 per share.  This issue included 625,000 warrants exercisable at $0.08 cents, the life of the warrants is 5 years.  .

In January 2011, the Company issued 700,000 shares to American Marketing Complex, Inc. for a public relations services.

In January the Company issued 10,000,000 restricted shares to Stephen Squires the CEO in recognition of his support of the Company and in cancellation of all outstanding cash loans and advanced expenses totaling $269,895. Mr. Squires privately sold an aggregate of approximately 13,431,000 shares of the Company's Common Stock for an aggregate of $595,000. Mr. Squires advanced to the Company cash loans and made payment of Company expenses utilizing $269,895 of the net proceeds of these private sales.

In January 2011, the Company issued 426,136 shares of common stock to pay accrued interest of $30,000 for the three month period ended December 1, 2010.

Warrants

As of November 4, 2010, the Company's executive officers, directors and employees converted accrued salaries of $630,500 and bonuses of $157,625 totaling $788,125 into warrants to purchase 10,508,331 shares, exercisable at $.075 per share over a period of five years.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 Not applicable.

Item 9.A.(T)  Controls and Procedures.

Scope of the Evaluation

The CEO and CFO’s evaluation of the our Disclosure Controls and Internal Controls included a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-Q and annual reports on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and Internal Controls, and to make modifications if and as necessary.  Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, the Evaluation was to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether the Evaluators identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications require that the CEO and CFO disclose that information to our Board (audit committee), and our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. The Evaluators also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, they considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the Evaluation, (i) our disclosure controls and procedures are effective in giving us reasonable assurance that they are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that such information is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and (ii) the Company acknowledges it has a significant deficiency explained below in Management’s Report Over Internal Controls and after considering the remedy to overcome this deficiency also explained below in Management’s Report Over Internal Controls - our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

Report of Management on Internal Controls over Financial Reporting.

Board of Directors and Quantum Materials Corp.:

The Management of Quantum Materials Corp. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that  receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and, (iii) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Company’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2010, Quantum Materials Corp. maintained effective internal control over financial reporting, although we did recognize a significant deficiency.  This deficiency of not having sufficient qualified staff has resulted in the being unable to file our 10-K for the year ending June 30, 2010 in a timely manner.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as such attestation is not required by a smaller reporting company such as the Company.

Item 9.B.  Other Information.

Not Applicable.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The names, ages and principal occupations of the Company's present officers and directors are listed below, it being understood that there are currently two vacancies on the Board of Directors.

Name	Age	Position with the Company (1)
Stephen Squires	51	President and Chief Executive Officer and Director
Brian Lukian C.A.	62	Acting Chief Financial Officer
Dr.Ghassan E. Jabbour	48	Chief Science Officer, Director
Dr. Michael S. Wong	37	Director
David Doderer	39	Vice President of Research and Development
Robert Glass	63	Chief Technology Officer, Director
____________
(1)	Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

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

Background

The following is a brief summary of the background of each director, director nominee and executive officer of our company:

Stephen Squires has over 25 years of experience in turnarounds, startups, business development, mergers and acquisitions and strategic planning. Mr. Squires is skilled at identifying emerging technologies and driving commercialization/global market introduction to position companies for growth. From 1977 to1983, he worked at  McDonnell Douglas Corporation, a company engaged in the business of building advanced tactical fighter aircraft and space vehicles, developing and adapting advanced materials for combat aircraft applications. From1983 to 2001, Mr. Squires, as founder, served as President and Chief Executive Officer of Aviation Composite Technologies, Inc., a company whose principal business was the engineering, design, manufacture and refurbishment of advanced composite aero structures. Under Mr. Squire’s leadership the company grew from zero to over 200 employees and operated a 100,000 square foot state of the art facility. Aviation Composite was merged with USDR Aerospace in 2001. Prior to his employment with the Company which commenced upon the closing date of the Agreement and Plan of Reorganization, Mr. Squire’s principal occupation was consulting and advising in the areas of advanced materials, nanotechnology, applications engineering, strategic international marketing with emphasis on middle east and commercialization of emerging technologies for Orasi LLC. Since 1998, Mr. Squires has pursued his interests in advanced materials such as nano fibers and nanotubes where he quickly recognized the potential of the unique quantum features these materials held. Mr. Squires' extensive business, managerial, executive and leadership experience in a variety of industries, particularly qualifies him for service on the Board. Mr. Squires has had experience working for McDonnell Douglas Corporation and Aviation Composite Technologies, each of which brings valuable business experience to the Board.

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

Dr. Ghassan E. Jabbour is the Director of the Solar and Alternative Energy Science and Engineering Research Center at KAUST (King Abdullah University of Science and Technology) In Saudi Arabia. Prior to this Dr Jabbour was the Director of Flexible and Organic Electronics Development at the Flexible Display Center (FDC) since 2006 and a Professor of Chemical and Materials Engineering at Arizona State University since 2006. He is also the Technical Advisory Board Leader on Optoelectronic Materials, Devices and Encapsulation at FDC. He has been selected to the Asahi Shimbun 100 New Leaders of the USA and has received the Presidential Award for Excellence from the Hariri Foundation in 1997. Dr. Jabbour's research experience encompasses flexible-roll-to-roll-electronics and displays, smart textile, moisture and oxygen barrier technology, transparent conductors, organic light emitting devices, organic and hybrid photovoltaics, organic memory storage, organic thin film transistors, combinatorial discovery of materials, nano and macro printed devices, micro and nanofabrication, biosensors, and quantum simulations of electronic materials. Dr. Jabbour attended Northern Arizona University, the Massachusetts Institute of Technology (MIT), and the University of Arizona. Dr. Jabbour is an SPIE fellow.  Prof. Jabbour has authored and co-authored over 300 publications, invited talks, and conference proceedings. He is the editor of several books and symposia proceedings involving organic photonics and electronics, and nanotechnology. Prof. Jabbour is the guest editor of the MRS Bulletin issue on “Organic Photovoltaics”. He is the Chair and/or Co-Chair of over 50 conferences related to photonic and electronic properties of organic materials and their applications in displays and lighting, hybrid photosensitive materials, and hybrid integration of semiconducting and nanotechnology. Dr. Jabbour has scientific and technical experience with the Company's technology and proposed products. Much of our technology development was accomplished on site by Dr. Jabbour at the Arizona State University labs but such work was relocated to better accommodate the logistic requirements of our Chief Science Officer, Professor Ghassan Jabbour, who is working at Kaust University in Saudi Arabia. The foregoing scientific knowledge is an important asset to a technology driven company and to Dr. Jabbour's presence on the Board of Directors of the Company.

Dr. Michael S. Wong Principal Investigator, Associate Professor in Chemical and Biomolecular Engineering Associate Professor in Chemistry (Joint Appointment) at William Marsh Rice University. His accomplishments include:

·	Smithsonian Magazine "37 Under 36" Young Innovator Award (2007)
·	3M Non-tenured Faculty Award (2006, 2007)
·	GOLD 2006 Conference Best Presentation Award, for "best new idea in gold catalysis" (2006)
·	AIChE South Texas Section Best Applied Paper Award (2006)
·	AIChE Nanoscale Science and Engineering Forum Young Investigator Award (2006)
·	MIT Technology Review's TR35 Young Innovator Award (2006)
·	Hershel M. Rich Invention Award (2006)
·	National Academy of Engineering Indo-America Frontiers of Engineering Symposium, Invited Speaker (2006)
·	Smalley/Curl Innovation Award (2005)
·	National Academies Keck Futures Initiative (NAKFI) Symposium, Invited Participant (2004)
·	Oak Ridge Associated Universities Ralph E. Powe Junior Faculty Enhancement Award (2003)
·	National Academy of Engineering Japan-America Frontiers of Engineering (JAFOE)
·	Symposium, Invited Participant (2002)
·	Rice Quantum Institute (RQI), Fellow (2002)
·	Robert P. Goldberg Grand Prize, MIT $50K Entrepreneurship Competition (2001)
·	Union Carbide Innovation Recognition Award (2000)
·	MIT Chemical Engineering Edward W. Merrill Outstanding Teaching Assistant Award (1997)
·	Faculty advisor for Phi Lambda Upsilon, chemical sciences honorary society (2003 - present)

Dr. Michael S. Wong joined the Department of Chemical Engineering in 2001, and received a joint appointment in the Department of Chemistry in 2002. Before coming to Rice University, he did post-doctoral research with Dr. Galen D. Stucky of the Department of Chemistry and Biochemistry at University of California, Santa Barbara. Mr. Wong’s educational background includes a B.S. in Chemical Engineering from Caltech, an M.S. in Chemical Engineering Practice (“Practice School”) from MIT, and a Ph.D. in Chemical Engineering from MIT (under the supervision of Dr. Jackie Y. Ying, “Supramolecular Templating of Mesoporous Zirconia-Based Nanocomposite Catalysts”). With the underlying theme of designing and engineering novel materials for catalytic and encapsulation applications, his research interests lie in the areas of nanostructured materials (e.g. nanoporous materials, nanoparticle-based hollow spheres, and quantum dots), heterogeneous catalysis, and bioengineering applications. He is particularly interested in developing new chemical approaches to assembling nanoparticles into functional macrostructures. Dr. Wong, as a Professor at William Marsh Rice University, the licensor of our quantum dots technology, is 100% familiar with our licensing rights with Rice and the capabilities of this technology.  His scientific experience is invaluable as a member of the Board of Directors.

David Doderer has over 15 years of research & development experience in emerging technologies including biotech, nanotech and quantum effects.  From 2002 to 2005, he served as principal investigator for USGN, a company engaged in the business of defense, safety and security solutions, where he contributed to numerous patents/patents pending & proprietary processes. From 2006 to 2008, he managed Managing Hudler Titan LLC, a technology consulting company, specializing in advanced nanofiber filtration for gaseous streams; crowd sourcing to efficiently share and manage the information resource existing in personal experience; and a clean energy/ clean air/ clean water initiative through aggregation of retail level contributions in alternative energy based carbon offset programs. Mr. Doderer's vast experience in research and development in emerging technologies and his contributions to the filings of numerous patents and proprietary processes provides invaluable experience to the Board.

Dr. Robert Glass, Chief Techology Officer for the Company, works with the scientific, technical and marketing teams in developing the Company’s technologies and directions, as well as working with the nanotech industry in development of new standards, trade policy and joint ventures. Working with the CEO, he will help formulate strategic directions and time frames for the success of the Company.

 Dr. Glass' experience includes running Scientific and Engineering teams at major industries including NIST (U.S. Dept. of Commerce's National Institute of Standards and Technology's- Photometry Division in the Center for Building Technology- he was chief of 13 scientists working in Illumination & Photometry standards development). As a scientist Dr. Glass led the design of LED displays used in open cockpit submarines for the Navy. At Lockheed Martin, he was in charge of Advanced Development for Space Station including designing a laminar flow bench for on orbit repairs of equipment which is onboard today's space station.  He specialized in working with the astronauts on developing hardware for space walks (EVA missions). He and his team developed NASA 3000, the first hardware standard ever developed for NASA (variations still in used today). He worked with Rotary Rocket and Weaver Aerospace on the design of hardware for their private space program and the “Roton” delivery vehicle.

At Xerox as part of the Strategic Business Office, he led the design of their new graphic “human” interface and later at Apple, he led the development of a new software graphic interface designed to make computers usable by the masses. He also worked on the design of Apple's first generation Powerbooks.

At Sun Microsystems, Dr. Glass was responsible for developing long-term vision and strategy for Sun’s Solaris product and leveraged Business units to produce products for the future. Later he became one of the leading technologists (Director of Science for SunSoft).

DR. Glass’ first startup company was started in 1981 in the area of secure videoconferencing and  satellite systems and  it still exists today. Through his consulting firm Eou.com, he has served as CEO, CTO and VP of R&D for a variety of hardware and software companies.  Dr. Glass is recognized as a leading technologist and technical entrepreneur in Silicon Valley and is frequently called upon as an advisor.   He previously served with the National Academy of Science as a postdoctoral advisor and committee member and as an advisor to MIT, Georgia Tech. and Syracuse University's School of Information Studies, as well as the government's Standards representative on a variety of Standards Committee. He's a Fellow of the Silicon Valley World Internet Center.

He is best known for his predictions of a changed world built on nanotechnology, including MEMS through Sun's film "Starfire" and his hundreds of technology futures' speeches around the world throughout the 1990's.   Dr. Glass earned his doctorate at the University of Maryland in Sensory Processes & Physiological Psychology and specialized in brain functioning and human color vision.

His work has been highlighted on NPR and in the international press numerous times and he is considered one of the “usual suspects” by technology journalists seeking an informed point of view from Silicon Valley. As an inventor (at Sun Microsystems), he holds 13 U.S. and International Patents jointly with Bruce Tognazzini and Dr. Jakob Nielsen, and is the author of more than a dozen research papers on electro-optics and human vision.

He previously served with the National Academy of Science as a postdoctoral advisor and committee member and as an advisor to MIT, Georgia Tech. and Syracuse University's School of Information Studies. He's a Fellow of the Silicon Valley World Internet Center. He is a frequent guest of the government as a reviewer for the National Institute of Standards and Technology's (NIST) Advanced Technology Program and government conferences on building high tech start-ups.

Dr. Glass served as an elected member of the Human Factors and Ergonomics Society's Executive Council and has been active in ergonomics ("ease of use") issues since the early 1970’s. Dr. Glass earned his doctorate at the University of Maryland in Sensory Processes Psychology and specialized in brain functioning and human color vision.

Triple B Enterprises, Inc. was a franchise coffee shop also known as Bad Ass Coffee of Hawaii - Santa Cruz location which was owned by Mr. Glass and his wife.  Due to the economy, the coffee shop went bankrupt after being open for three years when it and Dr. Glass filed for Chapter  7 Bankruptcy (Case: 09-58885 Santa Cruz County in September 2009). Triple B Enterprises and Dr. Glass were discharged in November 2009.

Served on a variety of committees as senior technologist including:

• U.S. Member-at-Large of the National Committee of the Commission Internationale de L'Eclairage (CIE) – Color Standards
• Chairman, Computer Committee, National Institute of Standards & Technology (NIST) - National Engineering Laboratory,
• Vice Chairman, National Academy of Sciences, Federal Construction Council, Color designs
• Member, USNC-CIE Technical Committee on Visual Signaling (TC1.6)

Dr. Glass brings to the Board a wealth of experience in working with scientific technical and marketing teams. Dr. Glass has worked for Xerox and Sun Micro Systems and has brought management and other leadership and vision to the Board. Management believes that he will be an integral part of its growth strategies.

Possible Expansion of the Board in the event of Default under Outstanding Debentures

The Transaction Documents described under Item 7 include a Stock Pledge Agreement pursuant to which Stephen Squires has pledged 20,000,000 shares of our Common Stock to the Debenture holders (the “Holders”) until such time as the Debentures are paid in their entirety. Also, the Securities Purchase Agreement provides until such time as the Holders no longer hold any Debentures, we shall appoint two (2) members to our Board of Directors, with such board members to be appointed by MKM Opportunity Master Fund, Ltd. (“MKM”).  Each member appointed by MKM will be independent of, and not affiliated with, MKM. In addition, so long as MKM has the right to appoint two board members under this Agreement, we shall not expand the size of our Board of Directors to more than seven (7) board members.  Notwithstanding the foregoing, in the event of a default under the Transaction Documents, MKM and Steven Posner Irrevocable Trust u/t/a Dated 06/17/65 (“Posner”) shall have the right to appoint three (3) and two (2) members, respectively, to our Board of Directors, which directors need not be independent of, and may be affiliated with, MKM or Posner.  In the event that MKM or Posner exercises their right to appoint members of our Board of Directors in the event of a default, the Board of Directors shall set the size of the Board to no more than nine (9) members. Richard Patton served on our Board of Directors as a designee of MKM during fiscal 2009 until he resigned from the Board on August 17, 2009.  Dr. Isaac Horton served on our Board of Directors as a designee of MKM during fiscal 2009 until he resigned from the Board on November 12, 2009.  As of the filing date of this Form 10-K, MKM and Posner do not have any appointees on the Board of Directors. It should be noted that in December 2010, Steven Posner died. The Company is unaware of who controls his trust.

Corporate Governance

Our business, property and affairs are managed by, or under the direction of, our Board, in accordance with the General Corporation Law of the State of Nevada and our By-Laws. Members of the Board are kept informed of our business through discussions with the Chief Executive Officer and other key members of management, by reviewing materials provided to them by management.

In the past, there have been no arrangements or understandings pursuant to which a director or executive officer was selected to be a director or executive officer other than employment contracts with two of our executive officers. We have had no nominating committee of the Board. Executive officers serve at the pleasure of the Board, subject to their rights under any employment contracts.

We review our corporate governance policies and practices by comparing our policies and practices with those suggested by various groups or authorities active in evaluating or setting best practices for corporate governance of public companies. Based on this review, we have adopted, and will continue to adopt, changes that the Board believes are the appropriate corporate governance policies and practices for our Company. We intend to comply with the Sarbanes-Oxley Act of 2002 and subsequent rule changes made by the SEC and any applicable securities exchange.

Director Qualifications and Diversity

The board seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the board’s deliberations and decisions. Candidates shall have substantial experience with one or more publicly traded companies or shall have achieved a high level of distinction in their chosen fields. The board is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in the renewable energy, finance and capital market industries.

In evaluating nominations to the Board of Directors, our Board also looks for certain personal attributes, such as integrity, ability and willingness to apply sound and independent business judgment, comprehensive understanding of a director’s role in corporate governance, availability for meetings and consultation on Company matters, and the  willingness to assume and carry out fiduciary responsibilities. Qualified candidates for membership on the Board will be considered without regard to race, color, religion, sex, ancestry, national origin or disability. See “Lack of Nominating Committee.”

Risk Oversight

The full board has  oversight  of and will prioritize the following risks:

Risks and exposures associated with corporate governance, and management and director succession planning, strategic, financial and execution risks and other current matters that may present material risk to our operations, plans, prospects or reputation.

Risks and exposures associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, financial policies, investment guidelines and credit and liquidity matters.

Risks and exposures associated with leadership assessment, and compensation programs and arrangements, including incentive plans.

Board Leadership Structure

The Chairman of the Board presides at all meetings of the Board according to our bylaws. The Chairman is appointed on an annual basis by at least a majority vote of the remaining directors. Currently, the offices of Chairman of the Board and Chief Executive Officer are separated and the chairman seat is vacant. The company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. The Board believes that the separation of the offices of the Chairman of the Board and Chief Executive Officer could become part of the succession planning process and that it is in the best interests of the company to make this determination from time to time.

Lack of Committees; Independent Directors

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our board of directors. The directors who perform the functions of auditing, nominating and compensation committees in the past were not independent because they were also officers of our company.

Our Board has determined that Dr. Michael Wong is considered an “Independent Director” but not as a “financial expert” as those terms are defined below. Under the National Association of Securities Dealers Automated Quotations (“NASDAQ”) definition, an independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’ board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of our Company has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of our company’s outside auditor. The term “Financial Expert” is defined as a person who has the following attributes: an understanding of generally accepted accounting principals and financial statements; has the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

In the future, we intend to have an audit committee and such other committees as determined by the Board of Directors to be in the best interest of the Company and to be in compliance with all applicable securities and state laws and listing requirements of any applicable exchanges or NASDAQ that the Company’s securities may become listed on in the future, of which we can provide no assurances that this will occur. In the event we form an audit committee, we will seek to have a “financial expert” as an independent board member serving on the Audit Committee.

Section 16(a) Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders (the “Reporting Persons”) are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, we believe that all filing requirements applicable to all Reporting Persons were complied with for our year ended June 30, 2010, except as follows: (i) Forms 3 and 4 for Robert Glass and Form 4 for Stephen Squires were not timely filed due to delays associated with increasing the authorized number of shares pursuant to the Company's Articles of Incorporation and (ii) several private sales of Mr. Squire's Common Stock were reported late.

Lack of Nominating Committee

The Board of Directors has acted as the nominating committee for the Company and no separate nominating committee has been formed to date. This type of committee, if one existed, would be responsible for identifying and recommending the director nominees to be selected by the Board of Directors for each annual meeting of shareholders and reviewing any stockholder nominees; implementing the Board’s criteria for selecting new directors; developing, reviewing and recommending to the Board a set of corporate governance policies applicable to Quantum; providing oversight for the evaluation of the performance of the Board of Directors; and adopting a written charter.  Management believes that the cost of having a nominating committee for Quantum as a Smaller Reporting Company outweighs the benefits that may be derived from implementing such a committee.

The Board of Directors, acting as the nominating committee on December 2, 2009, by unanimous written consent, approved our five directors for election by the Consenting Stockholders in Lieu of an actual meeting, which occurred in January 2010.  Based upon the size of the Company and the Board’s familiarity with the Company since its inception, the Board also has determined that each of the Directors is qualified to suggest nominees for consideration to the nominating committee. The Board of Directors, when acting as the nominating committee, is generally responsible for:

•	Developing a nomination process for candidates to the Board of Directors;

•	Establishing criteria and qualifications for membership to the Board of Directors;

•	Identifying and evaluating potential Director nominees;

•	Filling vacancies on the Board of Directors; and

•	Recommending nominees for election or re-election.

The Board of Directors, when fulfilling the duties of a nominating committee, does not operate under a charter and it does not have a policy with regard to the consideration of any Director candidates recommended by members.

Director Qualifications. While the members of our Board have not established specific minimum qualifications for director candidates, the candidates for Board membership should have the highest professional and personal ethics and values, and conduct themselves consistent with our Code of Ethics. While the members of the Board have not formalized specific minimum qualifications they believe must be met by a candidate to be recommended by the members, the members of the Board believe that candidates and nominees must reflect a Board that is comprised of directors who (i) have broad and relevant experience, (ii) include some independent directors, (iii) are of high integrity, (iv) have qualifications that will increase overall Board effectiveness and enhance long-term stockholder value, and (v) meet other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to potential Audit Committee members. These factors, and others as considered useful by our Board acting as its own nomination and governance committee, will be reviewed in the context of an assessment of the perceived needs of our Board of Directors at a particular point in time. As a result, the priorities and emphasis of our Board of Directors may change from time to time to take into account changes in business and other trends, and the portfolio of skills and experience of current and prospective directors. Consideration of new director candidates is expected to involve a series of Board discussions, review of information concerning candidates and interviews with selected candidates. The Board does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. Candidates for nomination to our Board of Directors may be suggested by other members of our Board of Directors. From time to time, our Board acting as its own nomination committee may in the future (although it has not done so in the past) engage the services of a third party search firm to identify director candidates.

Limitation of Directors’ Liability and Indemnification

Our company is incorporated under the laws of the State of Nevada, which laws provide for indemnification of officers and directors under certain circumstances. Our Bylaws provide for the indemnification of our directors to the fullest extent permitted under the general corporation law of the State of Nevada from time to time against all expenses, liability and loss (including attorneys’ fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered in connection with acting as directors of our company.

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

Code of Ethics

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

Item 11.                              Compensation of Directors and Executive Officers.

The following table sets forth the overall compensation earned over the fiscal years ended June 30, 2010 and 2009 by (1) each person who served as the principal executive officer of the Company or its subsidiary during fiscal year 2009; (2) our most highly compensated executive officers as of June 30, 2010 with compensation during fiscal year ended 2009 of $100,000 or more and (3) each director.
	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Options Awards ($)(1)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (2) (3)	Total ($) (3)

Stephen Squires Chief Executive Officer (4)(5)(6)	2009	$140,000	$-0-		$-0-	$-0-	$-0-	$-0-	$11,040	$151,040
	2010	$180,000	$-0-		$260,000	$681,774	$-0-	$-0-	$11,520	$1,133,294

Brian Lukian Chief Financial Officer(5)	2009	$80,000	$-0-		$-0-	$-0-	$-0-	$-0-	$-0-	$80,000
	2010	$107,500	$-0-		$-0-	$55,875	$-0-	$-0-	$-0-	$163,375

David Doderer Vice President (5)	2009	$90,000	$-0-	$	- 0-	$-0-	$-0-	$-0-	$-0-	$90,000
	2010	$120,000	$-0-		$-0-	$55,875	$-0-	$-0-	$-0-	$175,875

Dr. Ghassan Jabbour Chief Science Officer (5)	2009	$55,000	$-0-		$-0-	$-0-	$-0-	$-0-	$-0-	$55,000
	2010	$120,000	$-0-		$-0-	$33,525	$-0-	$-0-	$-0-	$153,525

Dr. Robert Glass Chief Technology Officer (6)	2009	$-0-	$-0-		$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2010	$85,000	$-0-		$27,500	$39,636	$-0-	$-0-	$-0-	$152,136

Dr. Michael S. Wong Director (5)	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2010	$-0-	$-0-	$-0-	$33,525	$-0-	$-0-	$-0-	$33,525
_________

(1)
The options and restricted stock awards presented in this table for 2009 and 2010 reflects the entire fair value of such awards in the year of grant. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

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

(3)
Since inception of Solterra, Solterra utilizes the home of Stephen Squires in Scottsdale, Arizona as an executive office.  During the year ended June 30, 2010 the Company has reimbursed Stephen Squires $11,520 for the use of his premises.

(4)	Mr. Squire's compensation includes compensation paid to his wife, Robin Squires.

(5)
On October 20, 2009, the Board of Directors granted Stephen Squires, Robin Squires (Mr. Squire's wife), Brian Lukian, David Doderer, Ghassan Jabbour and Dr. Michael S. Wong immediately vested ten-year non-statutory stock options to purchase 1,000,000 shares, 600,000 shares, 500,000 shares, 500,000 shares, 300,000 shares and 300,000 shares, respectively, exercisable at a price of $.05 per share.

(6)
On January 20, 2010, the Board of Directors approved employment contracts of Stephen Squires and Robert Glass, each of which contained the grant of 2,000,000 and 250,000 restricted shares of Common Stock, respectively.  Mr. Squire's contract also contained the grant of ten-year non-statutory stock options to purchase 5,000,000 shares of common stock at an exercise price of $.05 per share.  Mr. Glass' contract called for the grant of options to purchase 250,000 shares which were granted in May 2010. These ten-year non-statutory stock options entitle Mr. Glass to purchase 250,000 shares at an exercise price of $.11 per share.

For a description of the material terms of each named executive officers’ employment agreement or arrangement, including the terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see section below entitled “Employment Agreements.”

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2010 or 2009 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers and directors that were outstanding, exercisable and/or vested as of June 30, 2010.

	Option Awards					Stock Awards
Name(1)(2)	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Stephen Squires (3)	1,600,000	0	0	$.05	10/19/19	0	0	N/A	N/A
	5,000,000	0	0	$.05	01/20/20	0	0	N/A	N/A

Brian Lukian	500,000	0	0	$.05	10/19/19	0	0	N/A	N/A

David Doderer	500,000	0	0	$.05	10/19/19	0	0	N/A	N/A

Ghassan Jabbour	300,000	0	0	$.05	10/19/19	0	0	N/A	N/A

Robert Glass	166,666	83,336	0	$.11	05/24/20	0	0	N/A	N/A

Dr. Michael S. Wong	300,000	0	0	$.05	10/19/19	0	0	N/A	N/A
__________
(1)
On October 20, 2009, the Board of Directors granted Stephen Squires, Robin Squires (Mr. Squire's wife), Brian Lukian, David Doderer, Ghassan Jabbour and Dr. Michael S. Wong immediately vested ten-year non-statutory stock options to purchase 1,000,000 shares, 600,000 shares, 500,000 shares, 500,000 shares, 300,000 and 300,000 shares, respectively, exercisable at a price of $.05 per share.

(2)
On January 20, 2010, the Board of Directors approved employment contracts of Stephen Squires and Robert Glass, each of which contained the grant of 2,000,000 and 250,000 restricted shares of Common Stock, respectively.  Mr. Squire's contract also contained the grant of ten-year non-statutory stock options to purchase 5,000,000 shares of common stock at an exercise price of $.05 per share.  Mr. Glass' contract called for the grant of options to purchase 250,000 shares which were granted on May 24, 2010. These ten-year non-statutory stock options entitle Mr. Glass to purchase 250,000 shares at an exercise price of $.11 per share.

(3)	Mr. Squires' options include those of his wife.

Employment Agreements and Arrangements

Stephen Squires and Robert Glass are each a party to an employment agreement with the Company. The Company's other executive officers each has employment arrangements with the Company to be compensated at the rate of $10,000 per month.

Name	Position	Annual Salary	Bonus

Stephen Squires	Chief Executive Officer	$ 180,000 (1)	(2)

Robert Glass	Chief Technology Officer	$ 120,000	(2)

_____________

(1)	Includes $5,000 per month paid to his wife, Robin Squires.

(2)
Discretionary bonus as determined by the Compensation Committee based upon company and individual performance or $120,000 per annum. Our Company has limited working capital and we have accrued the salaries of our executive officers.

Salary Accruals

At June 30, 2010, the Company has accrued salaries and expense reimbursements to our executive officers in the amounts set forth below.

Name	Salary Accrued	Expense Reimbursed Account

Stephen Squires (1)	$215,000	$1,103
Brian Lukian	$147,500	$1,878
David Doderer	$127,500	$668
Ghassan Jabbour	$155,000	$-0-
Robert Glass	$51,100	$2,345

Total	$696,100	$5,994

(1) Includes monies owed to Robin Squires, the wife of Mr. Squires.

As of November 4, 2010, the Company's executive officers, directors and employees converted accrued salaries of $630,500 and bonuses of $157,625 totaling $788,125 into warrants to purchase 10,508,331 shares, exercisable at $.075 per share over a period of five years. The following table lists the names of such persons, the dollar amount converted and the total number of warrants received.

Name	Dollar Amount Converted	Number of Warrants Issued

Stephen Squires	$125,000	1,666,666
Brian Lukian	234,375	3,125,000
David Doderer	62,500	833,333
Robert Glass	37,500	500,000
Ghassan Jabbour	243,750	3,250,000
Andrew Robinson	50,000	666,666
Toshinori Ando	35,000	466,666
	$788,125	10,508,331

Employment Agreement - Stephen Squires

Pursuant to an employment agreement dated January 25, 2010, the Company entered into a three-year employment contract to retain the services of Stephen Squires as Chief Executive Officer of the Company. The agreement is subject to automatic successive renewal terms of one year, unless either party provides written notice to the other party terminating the initial term of any extension thereof at least 60 days prior to the scheduled termination date of the contract. Mr. Squires is to receive an annual salary of $120,000, paid in monthly installments at the rate of $10,000 per month. Mr. Squires also received a signing bonus of 2,000,000 restricted shares of Common Stock, effective with the filing of a certificate of amendment to the articles of incorporation to increase the authorized number of common shares to 200,000,000. Upon such filing being accomplished, Mr. Squires also received options to purchase 5,000,000 shares of the Company's Common Stock at an exercise price of $.05 per share fully vested and exercisable at any time and from time to time through January 20, 2020. In the event Mr. Squires' services as a director are terminated for any reason, including, termination by his own choice, within six months of a change in control event as defined in said agreement, he shall receive one year's fees of $120,000 payable in one lump sum no later than 30 days after the termination of his services as a director and, in such event, any options that are not fully vested shall become immediately vested and the options shall be extended for an additional one year following the final exercise date of said option agreement. Mr. Squires' employment agreement may be terminated for cause as defined in the agreement. In such event, he shall receive his unpaid portion of his base salary computed up to the date of termination, plus certain other benefits. In the event of death, his estate shall receive compensation of the unpaid portion of his base salary up to the date of his death, plus certain benefits. The agreement contains certain prohibitions against soliciting employees and clients of the Company for his own personal benefit during the term of the agreement and for a period of one year thereafter.

Employment Agreement - Dr. Robert Glass

Pursuant to an employment agreement dated October 9, 2009, which was later ratified, adopted and approved by the board of directors on January 25, 2010, the Company entered into a one-year employment contract to retain the services of Dr. Robert Glass as Chief Technology Officer of the Company. The agreement is subject to automatic successive renewal terms of one year, unless either party provides written notice to the other party terminating the initial term of any extension thereof at least 60 days prior to the scheduled termination date of the contract. Dr. Glass is to receive an annual salary of $120,000, paid in monthly installments at the rate of $10,000 per month.  Dr. Glass also received a signing bonus of 250,000 restricted shares of Common Stock, effective with the filing of a certificate of amendment to the articles of incorporation to increase the authorized number of common shares to 200,000,000. After such filing was accomplished, Dr. Glass also received options to purchase 250,000 shares of the Company's Common Stock at an exercise price of $.11 per share, vesting at the rate of 20,833.33 options for each full month of service and exercisable at any time and from time to time through May 24, 2020. In the event Dr. Glass' services as a director are terminated for any reason, including, termination by his own choice, within six months of a change in control event as defined in said agreement, he shall receive one year's fees of $120,000 payable in one lump sum no later than 30 days after the termination of his services as a director and, in such event, any options that are not fully vested shall become immediately vested and the options shall be extended for an additional one year following the final exercise date of said option agreement. Dr. Glass' employment agreement may be terminated for cause as defined in the agreement. In such event, he shall receive his unpaid portion of his base salary computed up to the date of termination, plus certain other benefits. In the event of death, his estate shall receive compensation of the unpaid portion of his base salary up to the date of his death, plus certain benefits. The agreement contains certain prohibitions against soliciting employees and clients of the Company for his own personal benefit during the term of the agreement and for a period of one year thereafter.

Employment Arrangements

Brian Lukian, Dr. Ghassan E. Jabbour and David Doderer are each receiving monthly salaries of $10,000. Each officer's employment can be terminated at any time by either party. The board of directors has granted each officer options in consideration of their services to the Company, which option grants are described above.  Robin Squires, the wife of Stephen Squires, has provided administrative services to the Company and has received or is entitled to receive cash compensation at the rate of $5,000 per month. She has also received options to purchase 600,000 shares of the Company's Common Stock. These ten-year options were granted at an exercise price of $.05 per share in October 2009.

Loans from Stephen Squires

In November 2008, Mr. Squires received 35,500,000 shares of the Company's Common Stock as part of a plan of reorganization, 20,000,000 of which he pledged to secure certain company indebtedness. Between December 2008 and December 2010, Mr. Squires privately sold an aggregate of approximately 13,431,000 shares of the Company's Common Stock for an aggregate of $595,000. Mr. Squires advanced to the Company cash loans and made payment of Company expenses utilizing $269,895 of the net proceeds of these private sales. On December 30, 2010, the Board of Directors authorized Mr. Squires to receive 10,000,000 restricted shares in recognition of his support of the Company and in cancellation of all outstanding cash loans and advanced expenses totaling $269,895. Not reflected in the foregoing, were an additional $65,040 of cash loans that have been made by Mr. Squires to the Company and repaid to him. Also, between December 2010 and the filing date of this Form 10-K, Mr. Squires has loaned approximately $21,000 to the Company.

In January 2010, the board of directors granted Mr. Squires the option to convert his cash loans to the Company into common stock of the Company's subsidiary. In this respect, Mr. Squires has a two-year option to convert up to $200,000 into a maximum of 5% of the outstanding common stock of Solterra.  As of the filing date of this Form 10-K, Mr. Squires has declined to exercise this option.

DIRECTOR COMPENSATION

Cash Fees and Options

As of the filing date of this Form 10-K, no cash fees have been paid to any directors of the Company, although the board reserves the right to pay such cash fees in the future. The following two paragraphs describe the grant of options to the Company's officers and directors during fiscal 2010.

On October 20, 2009, the Board of Directors granted Stephen Squires, Robin Squires (Mr. Squire's wife), Brian Lukian, David Doderer, Ghassan Jabbour and Michael Wong immediately vested ten-year non-statutory stock options to purchase 1,000,000 shares, 600,000 shares, 500,000 shares, 500,000 shares, 300,000 and 300,000 shares, respectively, exercisable at a price of $.05 per share.

On January 20, 2010, the Board of Directors approved employment contracts of Stephen Squires and Robert Glass, each of which contained the grant of 2,000,000 and 250,000 restricted shares of Common Stock, respectively.  Mr. Squire's contract also contained the grant of ten-year non-statutory stock options to purchase 5,000,000 shares of common stock at an exercise price of $.05 per share.  Mr. Glass' contract called for the grant of options to purchase 250,000 shares which were granted on May 24, 2010. These ten-year non-statutory stock options entitle Mr. Glass to purchase 250,000 shares at an exercise price of $.11 per share.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

2010 Compensation

The following table shows the overall compensation earned for the 2010 fiscal year with respect to each non-employee -director of the Company as of June 30, 2010.

	DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Warrant/ Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Dr. Michael S. Wong, Director	-0-	-0-	$33,525	-0-	-0-	-0-	$33,525

(1)
ASC 718 requires the company to determine the overall value of the restricted stock awards and the options as of the date of grant based upon the Black-Scholes method of valuation, which value is set forth in the table above, and to then expense that value over the service period over which the restricted stock awards and the options become exercisable vested.  As a general rule, for time-in-service-based restricted stock awards and options, the company will immediately expense any restricted stock award or option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock award and option.  For a description of ASC 718 and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

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

2009 Stock Option Plan

On December 2, 2009, the Company established a 2009 Employee Benefit and Consulting Services Compensation Plan (the “2009 Plan”) covering 10,000,000 shares. The material features of the Plan are described below.

Administration

Our Board of Directors, Compensation Committee or both, in the sole discretion of our Board, administers the 2009 Plan, which was approved by the Company’s Board of Directors on December 2, 2009 and by stockholders as of January 25, 2010. The Board, subject to the provisions of the 2009 Plan, has the authority to determine and designate officers, employees, directors and consultants to whom awards shall be made and the terms, conditions and restrictions applicable to each award (including, but not limited to, the option price, any restriction or limitation, any vesting schedule or acceleration thereof, and any forfeiture restrictions). The Board may, in its sole discretion, accelerate the vesting of awards. The Board of Directors must approve all grants of Options and Stock Awards issued to our officers or directors.

Types of Awards

The 2009 Plan is designed to enable us to offer certain officers, employees, directors and consultants of us and our subsidiaries equity interests in us and other incentive awards in order to attract, retain and reward such individuals and to strengthen the mutuality of interests between such individuals and our stockholders.  In furtherance of this purpose, the  Plan contained provisions for granting incentive and non-statutory stock options and Common Stock Awards.

Stock Options. A "stock option" is a contractual right to purchase a number of shares of Common Stock at a price determined on the date the option is granted. The option price per share of Common Stock purchasable upon exercise of a stock option and the time or times at which such options shall be exercisable shall be determined by the Board at the time of grant. Such option price shall not be less than 100% of the fair market value of the Common Stock on the date of grant. The option price must be paid in cash, money order, check or Common Stock of the Company.  The Options may also contain at the time of grant, at the discretion of the Board, certain other cashless exercise provisions.

Options shall be exercisable at the times and subject to the conditions determined by the Board at the date of grant, but no option may be exercisable more than ten years after the date it is granted. If the Optionee ceases to be an employee of our company for any reason other than death, any option granted as an Incentive Stock Option exercisable on the date of the termination of employment may be exercised for a period of thirty days or until the expiration of the stated term of the option, whichever period is shorter. In the event of the Optionee’s death, any granted Incentive Stock Option exercisable at the date of death may be exercised by the legal heirs of the Optionee from the date of death until the expiration of the stated term of the option or six months from the date of death, whichever event first occurs.  In the event of disability of the Optionee, any granted Incentive Stock Options shall expire on the stated date that the Option would otherwise have expired or 12 months from the date of disability, whichever event first occurs.  The termination and other provisions of a non-statutory stock option shall be fixed by the Board of Directors at the date of grant of each respective option.

Common Stock Award. “Common Stock Award” is shares of Common Stock that will be issued to a recipient at the end of a restriction period, if any, specified by the Board if he or she continues to be an employee, director or consultant of us. If the recipient remains an employee, director or consultant at the end of the restriction period, the applicable restrictions will lapse and we will issue a stock certificate representing such shares of Common Stock to the participant. If the recipient ceases to be an employee, director or consultant of us for any reason (including death, disability or retirement) before the end of the restriction period unless otherwise determined by the Board, the restricted stock award will be terminated.

Eligibility

The Company’s officers, employees, directors and consultants of the Company and its subsidiaries are eligible to be granted stock options, and Common Stock Awards.  Eligibility shall be determined by the Board; however, all Options and Stock Awards granted to officers and directors must be approved by the Board.

Termination or Amendment of the Plan

The Board may at any time amend, discontinue, or terminate all or any part of the Plan, provided, however, that unless otherwise required by law, the rights of a participant may not be impaired without his or her consent, and provided that we will seek the approval of our stockholders for any amendment if such approval is necessary to comply with any applicable federal or state securities laws or rules or regulations.

Awards

As of December 31, 2010, options to purchase 8,950,000 shares at an exercise have been granted under the Plan.  These include the following persons:

	Amount of Shares	Exercise Price	Net Realizable Value (1)

Stephen Squires	6,000,000	$.05	600,000
Robin Squires	600,000	.05	60,000
Brian Lukian	500,000	.05	50,000
David Doderer	500,000	.05	50,000
Dr. Michael S. Wong	300,000	.05	30,000
Ghassan Jabbour	300,000	.05	30,000
Robert Glass	250,000	.11	10,000
Steven Morse	500,000	.12	15,000

__________________

(1)	Based upon the closing last sale of $.15 per share as of December 31, 2010, after deducting the applicable exercise price.

It is not possible to predict the individuals who will receive future awards under the 2009 Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board.

Shares Subject to the Plan

The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the Plan is 10,000,000 shares.  Such shares may be either authorized and unissued shares or issued shares reacquired by the Company and held in treasury. The Plan does not limit the number of shares of Common Stock with respect to which options or Stock Awards may be granted to any individual during any calendar year.  The aggregate number of shares issuable under the Plan and the number of shares subject to options and awards to be granted under the Plan are subject to adjustment in the event of certain mergers, reorganizations, consolidations, recapitalizations, dividends (other than a regular cash dividend), stock split or other change in corporate structure affecting the Common Stock. Shares subject to options that expire, terminate or are canceled unexercised, shares of stock that have been forfeited to the Company and shares that are not issued as a result of forfeiture or termination of an award may be reissued under the Plan.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 18, 2011, shares of Common Stock beneficially owned by (1) each person (including any group) of more than five percent of our Common Stock, based solely on Schedule 13D and 13G filings with the Securities and Exchange Commission, and (2) the Company’s directors and officers.  The number of shares issued and outstanding, excludes 1,700,000 shares that have been issued on the books and records of the Company but have not been paid for as of the filing date of this Form 10-K. See Items 5 and 13.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)(2)	Percent of Class (3)
Stephen Squires (4) (5)	39,945,051	41
Brian Lukian C.A. (6)	4,625,000	5
Ghassan E. Jabbour (7)	3,550,000	4
Michael S. Wong (8)	300,000	*
David Doderer (9)	1,333,333	1
Robert Glass (10)	1,000,000	1
Directors and executive officers as a group (6) persons (11)	42,486,718	44

MKM Opportunity Master Fund, Ltd(12)	10,389,562	12
____________
* Less than 1%
(1)	Unless otherwise indicated, ownership represents sole voting and investment power.

(2)	The address for each beneficial owner named above is c/o the Company at 7700 S. River Parkway, Tempe, AZ 85284.

(3)	Based upon 96,511,263 common shares outstanding.

(4)	Includes 20,000,000 shares pledged to our Debenture Holders. See “Item 10.”

(5)	Includes options to purchase 6,600,000 shares owned by Mr. Squires and his wife and warrants to purchase 1,666,666 shares owned by Mr. Squires.

(6)	Includes options to purchase 500,000 shares and warrants to purchase 3,125,000 shares.

(7)	Includes options to purchase 300,000 shares and warrants to purchase 3,250,000 shares.

(8)	Includes options to purchase 300,000 shares.

(9)	Includes options to purchase 500,000 shares and warrants to purchase 833,333 shares.

(10)	Includes options to purchase 250,000 shares and warrants to purchase 500,000 shares.

(11)	Includes options to purchase 8,450,000 shares and warrants to purchase 9,374,999 shares.

(12)	Includes warrants to purchase 1,000,000 shares.

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of the Record Date and relates to our 2009 Plan described elsewhere herein pursuant to which we have granted options to purchase our Common Stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise Of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity Compensation Plans	8,950,000	(1)	1,050,000

 (1) Options exercisable at prices ranging from $.05 per share to $.12 per share.

Item 13.                      Certain Relationships and Related Transactions and Director Independence.

Agreement and Plan of Reorganization

On November 4, 2008, the Company closed on an Agreement and Plan of Merger and Reorganization by and among Quantum Materials Corp. (the “Company”), Solterra Renewable Technologies, Inc. (“Solterra”), the shareholders of Solterra and Gregory Chapman as “Indemnitor” (the “Agreement”), which resulted in Solterra becoming a wholly-owned subsidiary of the Company. Pursuant to the Agreement, Mr. Chapman cancelled 40,000,000 shares of Common Stock of the Company owned by him and issued a general release in favor of the Company terminating its obligations to repay Mr. Chapman approximately $34,000 in principal owed to him.

In accordance with the Agreement, the Company issued 41,250,000 shares of its Common Stock to the former stockholders of Solterra, including 35,500,000 shares to Stephen Squires, Chief Executive Officer and 1,000,000 shares to Brian Lukian, Chief Financial Officer. Certain existing stockholders of the Company, in consideration of Solterra and its shareholders completing the transaction, issued to the Company a Promissory Note in the amount of $3,500,000 due and payable on or before January 15, 2009, through the payment of cash or, with the consent of the Company, the cancellation of up to 12,000,000 issued and outstanding shares of the Company owned by them.  As of the filing date of this Form 10-K, these Notes are in default and the Company has not been able to recover payment on the Notes or the cancellation of the Company’s 12,000,000 shares in satisfaction thereof. The Company is considering pursuing all legal alternatives in connection with this matter. However, the Company does not expect to be able to collect payment under this Note.

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security  Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of the Company (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture has a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is prepayable by the Company at anytime without penalty, subject to the Debenture holders’ conversion rights. Each Debenture is convertible at the option of each Lender into the Company’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”), currently at a conversion price of $.12 per share (the “Conversion Price”). The Registration Rights Agreement requires the Company to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event the Company fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale. The Debentures are secured by the assets of the Company and are guaranteed by Solterra as the Company’s subsidiary. In the event the Debentures are converted in their entirety, the Company would be required to issue and aggregate of 12,500,000 shares of the Company’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company’s Common Stock at a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction Documents.

The Transaction Documents include a Stock Pledge Agreement pursuant to which Stephen Squires has pledged 20,000,000 shares of our Common Stock to the Debenture holders (the “Holders”) until such time as the Debentures are paid in their entirety. Also, the Securities Purchase Agreement provides until such time as the Holders no longer hold any Debentures, we shall appoint two (2) members to our Board of Directors, with such board members to be appointed by MKM Opportunity Master Fund, Ltd. (“MKM”).  Each member appointed by MKM will be independent of, and not affiliated with, MKM. In addition, so long as MKM has the right to appoint two board members under this Agreement, we shall not expand the size of our Board of Directors to more than seven (7) board members.  Notwithstanding the foregoing, in the event of a default under the Transaction Documents, MKM and Steven Posner Irrevocable Trust u/t/a Dated 06/17/65 (“Posner”) shall have the right to appoint three (3) and two (2) members, respectively, to our Board of Directors, which directors need not be independent of, and may be affiliated with, MKM or Posner.  In the event that MKM or Posner exercises their right to appoint members of our Board of Directors in the event of a default, the Board of Directors shall set the size of the Board to no more than nine (9) members. The Debenture Holders designated Isaac Horton and Richard Patton as their nominees for election to the Board, each of which has resigned from the Board. See "Item 10."

Standstill Agreement

 On June 1, 2009, the Company and its Debenture Holders entered into a Standstill Agreement which provided for a 120-day standstill period pursuant to which the Debenture Holders would not exercise their rights under the Debentures, security agreements, guarantee, pledge agreement and other related “Transaction Documents.” In October 2009 by separate agreement, the Standstill Period was extended by the Debenture Holders through the close of business on December 1, 2009. The following is a summary of some of the material provisions of the Standstill Agreement:

·
The Debenture Holders would receive warrants to purchase 1,000,000 shares of Quantum Materials’ Common Stock, exercisable at $.25 per share over a period of 18 months together with cashless exercise provisions in the event no registration statement is effective at the time of exercise. Of the 1,000,000 warrants, the Debenture Holders assigned 175,000 warrants and 75,000 warrants to Isaac Horton and Richard Patton, respectively. Messrs. Horton and Patton served as directors of Quantum Materials in accordance with the Debenture Holders’ right to appoint two members to the Board of Directors. Warrants to purchase 2,000,000 shares exercisable at $.10 per share through October 31, 2014 were issued for an extension of the Standstill Agreement. These Warrants also contain cashless exercise provisions in the event that there is no current registration statement effective at the time of exercise.

·
Isaac Horton shall resign from Quantum Materials’ Board. The Debenture Holders may replace Mr. Horton with David Skriloff. On November 12, 2009, Mr. Horton resigned from the Board. Upon Quantum Materials’ receipt of $250,000 of financing, Quantum Materials has agreed to obtain directors' and officers' liability insurance and agree to maintain same for at least three years and to indemnify Mr. Skriloff to the fullest extent provided by Nevada law should he agree to join the Board. As of the filing date of this Form 10-K, Mr. Skriloff has not agreed to join the Board.

·
Solterra agreed to assign its license agreement with Rice University to Quantum Materials. Simultaneously, Quantum Materials shall grant Solterra the exclusive worldwide right under the Rice license agreement to purchase the quantum dots for solar purposes, including the right to grant sublicenses. The Company shall obtain the written permission of Rice University to accomplish the foregoing. Quantum Materials shall be the sole supplier of the quantum dots to Solterra and to its sublicensees.  Solterra shall pay a licensing fee to Quantum Materials in an amount necessary to retire the Company’s Notes (principal and accrued but unpaid interest) in full (unless the Noteholders agree to have Solterra assume these obligations from Quantum Materials and convert into common stock of Solterra), plus the sum of $1.0 million.  It is understood that Solterra will be the solar sub and Quantum Materials shall produce and sell the quantum dots and shall have the right to grant sublicenses for all other purposes. During the Standstill Period and thereafter, except as otherwise provided, Quantum Materials shall not transfer and/or sell any of its assets without the express prior written consent of the Noteholders, unless the Notes have been repaid or converted. Nothing contained herein shall be construed to prohibit Quantum Materials or Solterra from licensing its intellectual property or selling its quantum dots in a business unrelated to solar to third parties in arm’s-length transactions. As of the filing date of this Form 10-K, Solterra has not received written permission from Rice to assign the contract to Quantum.

In November 2009, the Company entered into a Consulting Agreement with Steven Posner and Oceanus Capital LLC pursuant to which the Company agreed to issue an aggregate of 3,000,000 restricted shares in exchange for certain introductions made by them to the Company and various other related services.

During fiscal 2009, the Company made payments to Phoenix Alliance Corp. a related party by significant shareholdings of $600,000.  Of this amount, $500,000 was paid for the development of the Company’s tactical business plan and reorganization and a further $100,000 was paid for the preparation of a market development strategy for selling solar licenses.

Other Transactions

There have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or 1% of the average our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest, except as described in Item 11 or set forth below:

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

(v)	At the closing date of the Plan of Reorganization (i.e. November 4, 2008), the following transactions occurred involving our securities:

(a)	Mr. Chapman agreed to retire and cancel his 40,000,000 shares of common stock.

(b)
We issued debentures to three non-affiliated persons in the principal amount of $1,500,000, currently convertible at $.12 per share. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933, as amended.

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

(vi) In fiscal 2010, the Company approved an Investor Relation Agreement with American Capital Partners, Inc. Pursuant to said Agreement, the Company issued 100,000 restricted shares of Common Stock.

(vii) One of the Debenture Holders, MKM Opportunity Master Fund LTD., purchased an aggregate of 3,125,000 restricted shares of the Company's Common Stock at a purchase price of $.08 per share through the payment of $100,000, $100,000 and $50,000 paid to the Company on March 19, 2010, April 15, 2010 and May 17, 2010, respectively.

(viii) In the second quarter of 2010, the Company entered into employment contracts with two employees. These contracts called for signing bonuses aggregating a total of 300,000 shares of restricted Common Stock to be issued and delivered to these non-affiliated persons.

(ix) The Company entered into a contract with American Marketing Complex, a public relations company. Pursuant to said agreement, the Company agreed to issue 700,000 shares of restricted Common Stock in exchange for services rendered and to be rendered. The Company also granted American Marketing certain registration rights to have their securities registered for resale through the SEC.

(x)
The Debenture holders which entered into Transaction Documents with the Company in November 2008 have been receiving Common Stock in lieu of quarterly interest of $30,667. The number of shares issued in lieu of interest is specified under "Recent Sales of Unregistered Securities" under "Item 5" of this Form 10-K.

(xi)	In the quarter ended September 30, 2010, the Company sold 625,000 shares to one non-affiliated person in exchange for $50,000.

(xii) In October 2010, the Company was negotiating the terms of a private placement offering and issued 1,700,000 restricted shares of its Common Stock pending receipt of the proceeds of a private placement of such securities. At that time, our Common Stock ceased trading on the Electronic Bulletin Board and the commitments for such financing have been delayed until our Common Stock is again trading on the Bulletin Board. After the filing of this Form 10-K and any quarterly reports that are past due in filing with the Securities and Exchange Commission, the Company believes that one or more broker/dealers will seek to file a 15c-211 application to have trading commence on the Bulletin Board at the earliest practicable date. It is anticipated that at that time the proposed private financing will be completed or that the Company will ask for and receive the return of the 1,700,000 shares which have not been paid for as of the filing date of this Form 10-K. Such 1,700,000 shares are not considered issued and outstanding for purposes of the cover page of this Form 10-K and for purposes of Item 12.

Item 14.                        Principal Accountant Fees and Services.

Audit Fees

During fiscal 2009 and 2010, the aggregate fees billed for professional services rendered by LBB & Associates LTD., LLP (the “Independent Auditors”) for the 2009 and 2010 audit of the Company's annual consolidated financial statements totaled approximately $5,000 and $24,374, respectively.

Financial Information Systems Design and Implementation Fees

During 2009 and 2010, there were $-0-in fees billed for professional services by rendered by LBB & Associates LTD., LLP rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

During 2009 and 2010, there were $17,330 and $34,182 in fees billed for professional services rendered by LBB & Associates LTD., LLP, respectively, for review of the Company’s quarterly filings and 8-K filings with the Securities and Exchange Commission. The foregoing fees exclude expense reimbursements of approximately $23.

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,”commencing on page F-1 and are included as part of this Form 10-K as the consolidated financial statements of the Company for the years ended June 30, 2009 and 2010:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Deficit
Notes to Consolidated Financial Statements

(b)	Exhibits

The following exhibits are all previously filed in connection with our Form 8-K filed November 10, 2008, unless otherwise noted.

2.1
Agreement and Plan of Merger and Reorganization, dated as of October 15, 2008, by and among Quantum Materials Corp., Solterra Renewable Technologies, Inc., the shareholders of Solterra and Greg Chapman, as Indemnitor.

4.1	Form of Securities Purchase Agreement dated as of November 4, 2008.

4.2	Form of Security Agreement dated November 4, 2008.

4.3	Form of Subsidiary Guarantee dated November 4, 2008.

4.4	Form of Stock Pledge Agreement dated November 4, 2008.

4.5	Form of Debenture-- MKM Opportunity Master Fund, Ltd.

4.6	Form of Debenture.-- MKM SP1, LLC

4.7	Form of Debenture-- Steven Posner Irrevocable Trust u/t/a Dated 06/17/65.

4.8	Form of Escrow Agreement

4.9	Form of Amended Waiver and Consent.

4.10	Form of Registration Rights Agreement.

4.11	Standstill Agreement dated June 1, 2009. (Incorporated by reference to Form 8-K filed June 9, 2009)

4.12	Amended Standstill Agreement dated June 1, 2009. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

4.13	Extension of Standstill Agreement dated October 29, 2009. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

10.1	License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. dated August 20, 2008.

10.2	Letter dated October 2, 2008 from Rice University amending the License Agreement contained in Exhibit 10.1

10.3	Agreement with Arizona State University executed by ASU on October 8, 2008 and executed by Solterra on September 18, 2008.

10.4	Letters dated November 5, 2009 and November 5, 2009 amending Rice University Agreement. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

10.5	Consulting Agreement between Steven Posner, Oceanus Capital and The issuer. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

10.6	Consulting Agreement between Sound Capital Inc and the issuer dated November 12, 2009 (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2009)

10.7	License Agreement between The University of Arizona and the issuer dated July 2009. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2009).

10.8	Letter dated December 16, 2010 from Rice University amending the License Agreement contained in Exhibit 10.1*

10.9	Amendment to Exclusive Patent License Agreement between University of Arizona and Solterra Renewable Technologies (i.e. amendment to exhibit 10.7).*

21.1	Subsidiaries of Registrant listing state of incorporation*

31(a)	Rule 13a-14(a) Certification – Chief Executive Officer *

31(b)	Rule 13a-14(a) Certification – Chief Financial Officer *

32(a)	Section 1350 Certification – Chief Executive Officer *

32(b)	Section 1350 Certification – Chief Financial Officer *

____________
*  Filed herewith.

(c)	Financial Statement Schedules

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

QUANTUM MATERIALS CORP.

Date: February 11, 2011	By:	/s/ Stephen Squires
Name: Stephen Squires
Title: President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen Squires	Title: President and Chief Financial Officer	Date: February 11, 2011
Stephen Squires

/s/ Brian Lukian	Title: Chief Financial Officer	Date: February 11, 2011
Brian Lukian

/s/ Michael S. Wong	Title: Director	Date: February 11, 2011
Michael S. Wong

/s/ Dr. Ghassan E. Jabbour	Title: Director	Date: February 11, 2011
Dr. Ghassan E. Jabbour

/s/ David Doderer	Title: Director	Date: February 11, 2011
David Doderer

/s/ Robert Glass	Title: Director	Date: February 11, 2011
Robert Glass

Stephen Squires, Michael S. Wong, Dr. Ghassan E. Jabbour, David Doderer and Robert Glass represent all the current members of the Board of Directors.