Form 10-Q
period 2010-09-30
QUANTUM MATERIALS CORP.
filed 2011-08-08
CIK 1403570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number: 0-52953

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

As of August 5, 2011, the issuer had 111,901,446  shares of common stock, $0.001 par value per share outstanding ("Common Stock").

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30	June 30
	2010	2010
	(Unaudited)
ASSETS
Current
Cash	$-	$19

Total current assets	-	19

Licenses	55,000	55,000
Furniture and equipment, net of amortization	6,857	7,869
Deferred financing cost, net	114,917	141,167

Total other assets	176,774	204,036

Total assets	$176,774	$204,055

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$4,214	$-
Accounts payable and accrued Liabilities	862,887	844,398
Accrued liabilities - related party	825,310	696,100
Advances - related party	149,662	70,367
Fair value of embedded conversion feature	356,232	834,057
Convertible debenture, net of discount	421,610	322,083

Total current liabilities	2,619,915	2,767,005

Total liabilities	2,619,915	2,767,005

Commitments and Contingencies

Stockholders' deficit
Common stock, $0.001 par value,
Authorized, 200,000,000 shares
Issued and outstanding 86,085,227 and 83,868,430 as of
September 30, 2010 and June 30, 2010, respectively	86,085	83,868
Additional paid-in capital	3,854,453	3,638,491
Deficit accumulated during the development stage	(6,383,679)	(6,285,309)

Total stockholders' deficit	(2,443,141)	(2,562,950)

Total liabilities and stockholders' deficit	$176,774	$204,055

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ending September 30, 2010 and September 30, 2009 and period from May 19, 2008 (inception) through September 30, 2010
(Unaudited)

	Three months	Three months	Inception
	ended	ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010

Operating expenses:
General and administrative	$390,239	$197,448	$4,661,138
Research and development	-	185,473	751,893

Total operating expenses	390,239	382,921	5,413,031

Loss from operations	(390,239)	(382,921)	(5,413,031)

Other (income) expenses:
Amortization of convertible debenture discount	99,527	39,363	395,312
Amortization of deferred finance cost	26,250	26,250	200,083
Change in fair value of embeded conversion feature	(477,825)	79,489	(139,680)
Interest expense	20,302	30,000	295,143
Warrant expense	39,877	-	219,790

Total other (income) expenses	291,869	(175,102)	(970,648)

Net loss	$(98,370)	$(558,023)	$(6,383,679)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average number of common
shares outstanding	84,964,409	69,881,493

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ending September 30, 2010 and September 30, 2009 and period from May 19, 2008 (inception) through September 30, 2010
(Unaudited)

	Three Months	Three Months	Inception
	ended	ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(98,370)	$(558,023)	$(6,383,679)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	63,000	-	870,700
Stock issued for debenture interest	50,302	-	285,143
Depreciation of furniture and office equipment	1,012	1,303	8,682
Amortization of convertible debenture discount	99,527	39,363	395,312
Amortization of deferred finance cost	26,250	26,250	200,083
Stock compensation	30,000	-	1,261,817
Warrant expense	39,877	-	219,790
Change in fair value of warrants and embedded
conversion feature	(477,825)	79,489	(139,680)
Net change in:
Bank overdraft	4,214	(1,377)	4,214
Accounts payable and accrued liabilities	18,489	232,156	860,686
Accrued liabilities - related party	129,210	176,991	825,310

Cash flows provided (used) by operating activities	(114,314)	(3,848)	(1,591,622)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	-	-	(55,000)
Proceeds from disposal of furniture and equipment		3,848	5,343
Purchase of furniture & equipment	-	-	(20,883)

Cash flows provided (used) in investing activities	-	3,848	(70,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	35,000	-	327,500
Proceeds from related party advances	79,295	-	149,662
Proceeds from convertible debenture issued	-	-	1,500,000
Payment of deferred finance cost	-	-	(315,000)

Cash flows from financing activities	114,295	-	1,662,162

NET INCREASE (DECREASE) IN CASH	(19)	-	-

Cash, beginning of the period	19	-	-

Cash, end of the period	$-	$-	$-

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Non cash transaction
Issuance of common stock in connection
with recapitalization	$-	$2,202	$2,202

The accompanying notes are an integral part of these consolidated financial statements

QUANTUM MATERIAL CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2010. The results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2011.

Since November 4, 2008, the Company has changed its business plans and is no longer intending to pursue the mining of mineral rights located in Nevada. The Company intends to pursue the business plans of its subsidiary, Solterra Renewable Technologies, Inc. (or “Solterra”).  The following is a brief business overview of Solterra.

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

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value:  Level 1  – Quoted prices in active markets for identical assets or liabilities;  Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and  Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the November 4, 2008 note.  At September 30, 2010, all of the Company’s derivative liabilities were categorized as Level 3 fair value assets. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  We have valued the convertible note that contains down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of July 1, 2009 and September 30, 2010.   The fair value of the derivatives as of July 1, 2009 upon implementation of ASC 815-40-15 was estimated by management to be $495,912.  As part of implementing ASC 815-40-14 the Company decreased the accumulated deficit by $162,643 and decreased additional paid in capital by $212,184 and increased the discount on the convertible debenture by $446,371.  The adjustment to the accumulated deficit was a result of the interest expense recorded in connection with the original derivative liability and the reversal of prior amortization expense, and the change in fair value of the derivative liability as of July 1, 2009.

	As of September 30, 2010
	Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$356,232	-	-	$356,232	$356,232
Total Derivative Liabilities	$356,232	-	-	$356,232	$356,232

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first three months of fiscal year 2011:

	Fair Value
	Measurements
	Using Level 3
	Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of July 1, 2010	$834,057	$834,057
Total Gains or Losses (realized/unrealized) Included in Net Loss	(477,825)	(477,825)
Purchases, issuances and Settlements	-	-
Transfers in and/or out of Level 3	-	-

Ending Balance at September 30, 2010	$356,232	$356,232

Note 3. Related party transactions

The Company expensed management fees to the CEO / major shareholder as well as other related party executives of $165,000 and $612,500 respectively in the three months ended September 30, 2010 and the year ended June 30, 2010.  The Company was not able to pay the majority of these fees, as a result the accrued liabilities related party was $825,310 and $696,100 respectively as of September 30, 2010 and June 30, 2010.

During the three months ended September 30, 2010 the Company recorded $2,880 of rent expense for the use of executive office space in the home of the CEO / major shareholder, $0 was paid and $2,880 was accrued at September 30, 2010.

The $149,662 of advances related party at September 30, 2010 consists of $142,632 of advances and unreimbursed expenses of the CEO as well as an additional $7,030 of unreimbursed expenses to other related party executives of the Company.

Note 4.  Common stock

In July 2010, according the terms of employment contracts approved by the board of directors, the Company issued 300,000 common shares valued at $30,000 to two new employees.

During the period ended September 30, 2010, the Company sold 625,000 shares of common stock for $50,000 at $0.08 per share. The Company collected $35,000 during the period ended September 30, 2010 and the remaining $15,000 was collected in October and December 2010.  This issue included 625,000 warrants exercisable at $0.08 cents; the life of the warrants is 5 years.

In September 2010 the Company issued 591,797 shares of common stock to pay accrued interest of $50,302 for the three month periods ending June 1, 2010 and October 1, 2010.

In September 2010 the Company issued 700,000 shares valued at $63,000 to American Marketing Complex, Inc. for a public relations services.

Note 5.  Commitments and Contingencies

Contingency

Certain default clauses related to the various agreements discussed in Item 2 (Management’s Plan of Operation) would result in a change of control of the board of directors.  Certain debt holders would have the option to appoint independent members to the board under such default.

License Agreement - Work-Study Arrangements

Solterra has a License agreement with William Marsh Rice University “Rice” whereby minimum royalty payments which are calculated based on sales volume must be made starting in August 2010.  This agreement can be terminated by Rice if certain financial and other conditions are not fulfilled by Solterra.  As of the filing date of this Form 10-Q, Solterra has an insolvency issue under said Agreement and is in arrears in the payment of certain monies due to Rice, which if not resolved to the satisfaction of Rice could lead to the immediate termination of the Agreement by Rice.  Solterra also has a work-study arrangement with Rice which began in January 2009 for a period of twelve months.  A recently executed agreement temporarily stays any exercise by Rice of Rice’s current termination rights through and including August 28, 2011.   Solterra is in arrears in the payment of its obligations owed to Rice by $101,893.

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

In addition the Company had one other service agreements with a major university for a twelve month period starting in November 2009.  These services were not completed as the Professor responsible for exercising the agreement has moved out of the country.  The Company is negotiating final settlement for this agreement.

Employment agreements

The Company has two employment agreements in effect.  The CEO has a three year agreement which started in January 2010 and the Chief Technology Officer has a one year agreement which started in October 2009 and has been renewed for an additional year.  In addition the Company has employment agreements with two other individuals one for Asean business development which terminates April 15, 2012 and one for Middle East business development which terminates April 1, 2012.

Summary

Fiscal	Services	Employment	License
Year	agreements	agreements	agreements	Total
2011	$421,558	$327,000	$154,450	$903,008
2012	-	306,000	648,250	954,250
2013	-	70,000	1,946,000	2,016,000
2014	-	-	3,938,600	3,938,600
2015	-	-	3,938,600	3,938,600
Thereafter	-	-	3,938,600	3,938,600

Total	$421,558	$703,000	$14,564,500	$15,689,058

Note 6.  Subsequent events

Stockholder Matters

In October 2010, the Company’s Common Stock ceased trading on the Electronic Bulletin board due to the lack of market makers on the bulletin board. The Common Stock is  trading in the over the counter market.  Immediately after our Common Stock ceased trading on the Electronic Bulletin Board, we became delinquent with filing reports under the Exchange Act.  After the filing of the quarterly reports that are past due in filing with the Securities and Exchange Commission, the Company believes that one or more broker/dealers will seek to file a 15c-211 application to have trading commence on the Bulletin Board at the earliest practicable date.

In January 2011 the Company issued 426,136 shares of common stock to pay accrued interest of $30,000 for the three month period ended December 1, 2010.

In January 2011 the Company issued 10,000,000 restricted shares to Stephen Squires the CEO in recognition of his support of the Company and in cancellation of all outstanding cash loans and advanced expenses totaling $269,895. Mr. Squires privately sold an aggregate of approximately 13,431,000 shares of the Company's Common Stock for an aggregate of $595,000. Mr. Squires advanced to the Company cash loans and made payment of Company expenses utilizing $269,895 of the net proceeds of these private sales.

In March 2011 the Company issued 298,805 shares of common stock to pay accrued interest of $30,000 for the three month period ended March 1, 2011.

In June 2011 the Company issued 312,501 shares of common stock to pay accrued interest of $30,000 for the three month period ended June 1, 2011.

Between March 2011 and August 5, 2011 the Company raised $382,500 of cash through the sale of 3,578,777 shares of the Company’s common stock.  The price received for these shares ranged between $0.08 and $0.14 per share.  These shares sold included 1,152,110 warrants to purchase the Company’s common stock.  The warrants have a two exercise life between $0.08 and $0.25 per share.   The total proceeds would be $159,902 if all warrants were exercised.

At a board meeting on May 18, 2011 the following agreements were approved by the board of directors.

●
A consulting agreement granting compensation of 1,325,000 shares of the Company’s common stock retroactive to December 15, 2010.  The agreement requires additional payments of 250,000 shares of common stock per fiscal quarter the first quarter being the quarter ended September 30, 2011.  This agreement can be terminated by either party without cause upon 30 days written notice. The consultant also paid for an additional 375,000 shares in cash ($15,000) and through payment of expenses (i.e.$15,000) on behalf of the Company. A total of 1,7000,000 shares previously issued to the consultant but not paid for as reported in our form 10-K for the fiscal year ended June 30, 2010 was now considered fully paid.

●
A consulting agreement granting compensation of 1,500,000 shares of the Company’s common stock.  The agreement requires additional payments of 250,000 shares of common stock per calendar quarter.  This agreement can be terminated by either party without cause upon 30 days written notice.

●
A consulting agreement granting compensation of 8,000,000 shares of the Company’s common stock.  The agreement requires additional payments of 50,000 shares of common stock per calendar quarter.  This agreement can be terminated by either party without cause upon 30 days written notice.

●	A fiscal advisory agreement in which the fees are performance based.

As of August 5, 2011, the Company's executive officers, directors and employees converted accrued salaries of $256,000 and bonuses of $64,000 totaling $320,000 into warrants to purchase 2,909,089 shares, exercisable at $.11 per share over a period of five years.

Warrants

The Company issued 1,000,000 common stock warrants on June 1, 2009 in connection with the standstill agreement.  These warrants were not exercised and expired in December 2010.

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

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q and our Form 10-K filed February 14, 2011 for the fiscal year ended June 30, 2010.  Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions.  The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein.  The Company's actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2010 have been included.

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

In December 2010 Rice agreed to an amendment to this agreement.  As of the time of this filing, Rice had agreed to a temporary stay agreement, delaying the exercise of Rice’s current termination rights through and including August 28, 2011.  The Company and Rice are renegotiating as of the filing date of this Form 10-Q, Rice has agreed that we are not in default under said Agreement and that Rice is working with us on a revised Agreement with new milestones for us to achieve under said agreement. See "Risk Factors."

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

●
Become the first bulk manufacture of high quality tetrapod quantum dots and the first solar cell manufacturer to be able to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, South America, Europe the Middle East and Asia.

●
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

●
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

●
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

Liquidity and Capital Resources

At September 30, 2010 the Company had a working capital deficit of $2,619,915 with total liabilities of $2,619,915. $825,310 of these liabilities are owed to our officers, directors and employees for services rendered and accrued through June 30, 2010.  $149,662 of these liabilities are owed to officers for advances made to the Company. The Company has been in the development stage since inception.  As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture as well as advances from a director shareholder and employees wages being partially or fully accrued but not paid.

As of the filing date of this Form 10-Q, the Company lacks cash or cash equivalent assets and continues to incur losses in its development stage operations.  The Company has been relying on loans from its Chief Executive Officer resulting from private sale transactions in our common stock owned by him.  The Company has also relied on various universities performing work and providing U.S. licensing rights under business agreements in which the Company is in arrears in payments as well as employees and consultants agreeing to defer payment of wages and fees owed to them.  As of September 30, 2010 and currently, the Company is seeking additional financing; however, no definitive agreements for additional financing have been received and the Company cannot provide any assurance that additional funding will be available to finance our operations on terms acceptable to us, if at all, in order to support our plan of operations.  If we are unable to achieve the financing necessary to continue our plan of operations, then our stockholders may lose their entire investment in the Company.  See "Notes to Financial Statements."

Cash was used $114,314 in operating activities during the three months ended September 30, 2010. This is a result of a net loss of $98,370 partially offset by stock compensation of $30,000, stock issued for services of $63,000, stock issued for debenture interest $50,302, increases in accounts payables and accrued liabilities of $18,489, increase in accrued liabilities related parties $129,210, change in fair value of warrants and embedded conversion feature of $(477,825), amortization of convertible debenture discount of $99,527 and amortization of deferred finance cost of $26,250. Cash flows from financing activities during the three months ended September 30, 2010 were $114,295 which consisted of $35,000 from the proceeds of the sale of common stock and $79,295 from related party advances from Stephen Squires, our Chief Executive Officer, for certain loans to the Company. This resulted in a decrease in cash for the period of $19 and a cash on hand at the end of the period of nil. As of September 30, 2010, Mr. Squires has unreimbursed cash advances of $149,662 and accrued payroll totaling $180,000 owed to him and accrued payroll of $44,810 owed to his wife in her role as a bookkeeper for the Company. Cash flows from financing activities were nil.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2010, the Company had not yet achieved profitable operations, has accumulated deficit of $6,383,679 since its inception , has a working capital deficit of $2,619,915 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and substantial additional financing during fiscal 2011 to maintain its development stage operations. The Company is exploring all reasonable avenues of financing at this time, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all.

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

In January 2010, the board of directors granted Mr. Squires the option to convert his cash loans to the Company into common stock of the Company's subsidiary. In this respect, Mr. Squires has a two-year option to convert up to $200,000 into a maximum of 5% of the outstanding common stock of Solterra.  As of the filing date of this Form 10-K, Mr. Squires has declined to exercise this option

Selected Financial Data

Not applicable.

Results of operations – September 30, 2010

General and administrative expenses

During the three months ended September 30, 2010 the Company incurred $390,239 of general and administrative expenses compared to the $197,448 recorded for the three months ended September 30, 2009.  There were four main variances that contributed to the increase in general and administrative expenses in the quarter ended September 30, 2010.  Staff remuneration increased by $109,000 due to an increase in number of staff combined with an award of stock valued at $30,000 given to attract qualified staff.  Also contributing to the increase was an increase in other professional fees of $88,020 comprising of $63,000 stock award for public relations as well as $25,020 having been paid for a financing initiative in Europe.  Travel increase of $20,726 as a result of efforts by the Company to sell a license to manufacture in other parts of the globe.  There was also a decrease in license maintenance of $25,489.

Included in the expenses for the current three months ended September 30, 2010 were other professional fees of $88,020, remuneration of staff $244,000, license maintenance costs of $516, legal and audit of $15,725, corporate expense of $8,748, office expenses of $11,492, travel expense of $20,726 and amortization of furniture and equipment of $1,012.  General and administrative expenses for the three months ended September 30, 2009 included other professional fees of $0, remuneration of staff of $135,000 license maintenance costs of $25,489, legal and audit of $17,070, corporate of $2,005, office expense of $12,551, travel expense of $4,030 and amortization of furniture and equipment of $1,303.

Research and development expenses.

Research and development expenses of $nil were incurred in the three months ended September 30, 2010, compared to $185,473 in the three months ended September 30, 2009.  The decrease is the result of the Company not having sufficient cash to further develop the licenses acquired

Amortization of convertible debenture discount

The convertible debenture discount of $1,500,000 is being amortized over the 36 month term of the debenture using the effective interest method.  The debenture was issued on November 4, 2008.  Amortization recorded for the three month period ended September 30, 2010 was $99,527.  The amortized balance of the discount at September 30, 2010 is $1,078,390 resulting in the convertible debenture value on the balance sheet net of the discount $421,610.  At September 30, 2009 the amortization for the three months was $39,363.

Amortization of deferred finance cost

This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized using the effective interest method over the thirty-six month life of the debenture.  Amortization expense recorded in the three month period ended September 30, 2010 and 2009 was $26,250.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008.  Interest expense recorded for the period ended September 30, 2010 was $20,302 compared to $30,000 in the three month period ended September 30, 2009.

According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.  In September 2010 the Company issued 591,797 shares of the Company’s restricted Common Stock to pay $60,000 of accrued interest payable.  As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  However the timing of the shares being issued resulted in the share value being less than the interest paid therefore a decrease in interest expense was recorded of $9,698 for the period.  The accrued interest for the period was $30,000 resulting in an interest expense for the quarter of $20,302.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the three months ended September 30, 2010 was a decrease of $477,825 compared to an increase in the three months ended September 30, 2009 of $79,489.

Warrant expense

During the three months ended September 30, 2010 the Company issued 625,000 warrants with the 625,000 shares of common stock issued during the period.  The Company has attributed $39,877 to the warrant value using the Black Scholes price model.

Cash Flow

During the three months ended September 30, 2010, cash was used in operations of $114,314.  During this period the Company received proceeds from financing activities of $114,295.  These changes resulted in a decrease of $19 in the cash position for three months ended September 30, 2010.  The opening cash at June 30, 2010 was $19 and the closing balance at September 30, 2010 was nil.

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

Item 4.  Controls and Procedures

The Company maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective at September 30, 2010.  Management based its determination upon the untimely filing of our Form 10-K and Form 10-Q for the year ended June 30, 2010 and period ended September 30, 2010 respectively.

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

Changes in Internal Control Over Financial Reporting

In our Management’s Report on Internal Control Over Financial Reporting included in the Company’s Form 10-K for the year ended June 30, 2010, management concluded that our internal control over financial reporting was effective as of June 30, 2010.

Management did however identify a significant deficiency; a significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  This deficiency of not having sufficient qualified staff has resulted in the Company being unable to file our 10-K for the year ending June 30, 2010 and this 10Q in a timely manner.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  To remediate this situation, we are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	From May 18, 2008 to January 31, 2011, we had the following sales of unregistered Common Stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Nov. 4, 2008	Common Stock	41,250,000 Shares	Share exchange pursuant to Plan of Reorganization; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.

Nov. 4, 2008	Common Stock and Debentures	3,525,000 shares and $1,500,000 Debentures	$1,500,000; $150,000 of finder’s fees	Section 4(2).	Notes are convertible at $.2667 per share.

March, 2009	Common Stock	506,493 Shares	Shares issued in exchange for interest of $30,667; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.

June, 2009 and November 2009	Common Stock Warrants	3,000,000 Shares	Warrants issued as part of a Standstill Agreement; no commissions paid.	Section 4(2) and/or Rule 506.	1,000,000 Warrants are exercisable at $0.25 per share over a period of 18 months and 2,000,000 Warrants are exercisable at $.10 per share through October 31, 2014.

November , 2009 and December 2009, March 2010	Common Stock	1,511,937	Shares issued in exchange For interest of $195,841; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.

November, 2009	Common Stock	3,000,000	Shares issued for services rendered; no commissions paid	Section 4(2) and/or Rule 506.	Not applicable.

November, 2009	Common Stock	7,000,000		Shares issued for services rendered; no commissions paid	Section 4(2) and/or Rule 506	Not applicable.

October, 2009 June 2010	Common Stock Options	8,950,000		Services rendered; no commissions paid	Section 4(2); and/or Rule 506	Options are exercisable at prices Between $.05 and $.2667 per share

January- March 2010	Common Stock	2,200,000	(1)	Services rendered; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.
March - May 2010	Common Stock	3,125,000		$250,000 received; 10% commission paid	Section 4(2); and/or Rule 506	Not applicable.

April 2010 - June 2010	Common Stock	300,000	(1)	Services rendered	Section 4(2); and/or Rule 506	Not applicable.
May 2010	Common Stock	250,000	(1)	Services rendered	Section 4(2); and/or Rule 506	Not applicable.

July, 2010 - September, 2010	Common Stock	625,000		$50,000 received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September, 2010	Common Stock	591,797		Shares issued in exchange for $60,000 of interest	Section 4(2); and/or Rule 506	Not applicable.

September, 2010	Common Stock	700,000	(1)	Services rendered	Section 4(2); and/or Rule 506	Not applicable.

October 2010	Common Stock	1,700,000		(2)	Section 4(2); and/or Rule 506	Not applicable.

January 2011	Common Stock	426,136		Shares issued in Exchange for $30,000 of interest	Section 4(2); and/or Rule 506	Not applicable.

(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the three months ended September 30, 2010, there were no repurchases by the Company of its Common Stock.

(1)	Shares issued in January 2011, although contractually they should have been issued at earlier date.
(2)
1,700,000 shares were issued in October 2010 pending receipt of the completion of a financing on terms which were still being negotiated by the parties.  As of the filing date of this Form 10-K, we have not determined that any commissions will be paid.

Item 3. Defaults Upon Senior Securities. None

Item 4.  Submission of Matters to a Vote of Security Holders.

Reserved

Item 5. Other Information.

See "Note 3 to the Financial Statements" for description of Various Related Party and Other Transactions.

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

QUANTUM MATERIALS CORP.

August 5, 2011	By:	/s/ Stephen Squires
Stephen Squires
Chief Executive Officer

August 5, 2011	By:	/s/ Chris Benjamin
Chris Benjamin
Chief Financial Officer