Form 10-Q
period 2010-12-31
QUANTUM MATERIALS CORP.
filed 2011-09-28
CIK 1403570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

           214-701-8779
 (Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). Yes [   ]      No [ X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ] No [X ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Accelerated Filer [ ]	Smaller Reporting Company [X]

As of August 31, 2011, the issuer had 111,901,446 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

INDEX

PART 1 – FINANCIAL INFORMATION	Page

Item 1. Financial Statements	3

Consolidated balance sheets as of December 31, 2010 (unaudited) and June 30, 2010	3

Consolidated statements of operations, for the three and six months ended December 31, 2010 and 2009 and for the period from inception (May 19, 2008) through December 31, 2010 (unaudited)	4

Consolidated statements of cash flows for the six months ended December 31, 2010 and 2009 and for the period from inception (May 19, 2008) through December 31, 2010 (unaudited)	5

Notes to consolidated financial statements (unaudited)	6

Item 2. Management’s Plan of Operation.	11

Item 3. Quantitative and Qualitative Disclosures and Market Risk	17

Item 4. Controls and Procedures	17

PART 2 – OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults upon Senior Securities	19

Item 4. Removed and reserved.	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	22

FINANCIAL INFORMATION
Item 1. Financial Statements

Quantum Materials Corp.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31	June 30
	2010	2010
	(Unaudited)
ASSETS
Current
Cash	$-	$19

Total current assets	-	19

Licenses	55,000	55,000
Furniture and equipment, net of amortization	5,844	7,869
Deferred financing cost, net	88,667	141,167

Total other assets	149,511	204,036

Total assets	$149,511	$204,055

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued Liabilities	$704,663	$844,398
Accrued liabilities - related party	397,422	696,100
Advances related party	270,145	70,367
Fair value of embedded conversion feature	833,549	834,057
Convertible debenture, net of discount	548,171	322,083

Total current liabilities	2,753,950	2,767,005

Total liabilities	2,753,950	2,767,005

Commitments and Contingencies

Stockholders' deficit
Common stock, $0.001 par value,
Authorized, 200,000,000 shares
Issued and outstanding 87,785,227 and 83,868,430 as of
December 31, 2010 and June 30, 2010, respectively	87,785	83,868
Additional paid-in capital	4,614,604	3,638,491
Deficit accumulated during the development stage	(7,306,828)	(6,285,309)

Total stockholders' deficit	(2,604,439)	(2,562,950)

Total liabilities and stockholders' deficit	$149,511	$204,055

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ending December 31, 2010 and 2009 and period from May 19, 2008 (inception) through December 31, 2010
(unaudited)

	Three months ended		Six months ended		Inception through
	December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010

Operating expenses:
General and administrative	$263,021	$1,244,158	$653,260	$1,441,606	$4,924,158
Research and development	-	155,000	-	340,473	751,894

Total operating expenses	263,021	1,399,158	653,260	1,782,079	5,676,052

Loss from operations	(263,021)	(1,399,158)	(653,260)	(1,782,079)	(5,676,052)

Other expenses
Amortization of convertible debenture discount	126,561	49,457	226,088	88,820	521,873
Amortization of deferred finance cost	26,250	26,250	52,500	52,500	226,333
Change in fair value of embedded conversion feature	477,317	(108,086)	(508)	(28,597)	337,637
Interest expense	30,000	97,290	50,302	127,290	325,143
Warrant expense	-	179,913	39,877	179,913	219,790

Total other expenses	(660,128)	(244,824)	(368,259)	(419,926)	(1,630,776)

Net loss	$(923,149)	$(1,643,982)	$(1,021,519)	$(2,202,005)	$(7,306,828)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.03)

Weighted average number of common
shares outstanding - Basic and diluted	87,249,357	73,929,317	86,106,883	71,905,405

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ending December 31, 2010 and 2009
and period from May 19, 2008 (inception) through December 31, 2010
(Unaudited)

	Six months	Six months	Inception
	ended	ended	through
	December 31	December 31	December 31
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,021,519)	$(2,202,005)	$(7,306,828)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based payments	199,000	1,017,602	2,238,517
Stock issued for debenture interest	50,302	157,290	285,143
Depreciation of furniture and office equipment	2,024	2,460	9,694
Amortization of convertible debenture discount	226,088	88,820	521,873
Amortization of deferred finance cost	52,500	52,500	226,333
Warrant expense	39,877	179,913	219,790
Change in fair value of warrants and embeded conversion feature	(508)	(28,597)	337,637
Net change in:
Accounts payable and accrued liabilities	(124,735)	372,570	717,461
Accrued liabilities - related party	327,174	239,812	1,023,274

Cash flows (used) in operating activities	(249,797)	(119,635)	(1,727,106)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	-	-	(55,000)
Proceeds from disposal of furniture and equipment	-	3,848	5,343
Purchase of furniture & equipment	-	-	(20,882)

Cash flows provided by (used in) investing activities	-	3,848	(70,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	50,000	-	342,500
Proceeds from related party advances	199,778	115,787	270,145
Proceeds from convertible debenture issued	-	-	1,500,000
Payment of deferred finance cost	-	-	(315,000)

Cash flows from financing activities	249,778	115,787	1,797,645

NET INCREASE (DECREASE) IN CASH	(19)	-	-

Cash, beginning of the period	19	-	-

Cash, end of the period	$-	$-	$-

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Non cash transaction
Issuance of common stock in connection with recapitalization	$-	$2,202	$2,202
Issuance of common stock for settlement of liabilities	$15,000	$-	$15,000
Issuance of warrants for salaries and bonuses	$625,852	$-	$625,852

Cumulative effect of change in accounting principle on convertible notes	$-	$-	$(49,541)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIAL CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2010. The results for the three months and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2011.

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

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value:  Level 1  – Quoted prices in active markets for identical assets or liabilities;  Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and  Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the November 4, 2008 note.  At December 31, 2010, all of the Company’s derivative liabilities were categorized as Level 3 fair value assets. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  We have valued the convertible note that contains down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of July 1, 2009 and December 31, 2010.   The fair value of the derivatives as of July 1, 2009 upon implementation of ASC 815-40-15 was estimated by management to be $495,912.  As part of implementing ASC 815-40-14 the Company decreased the accumulated deficit by $162,643 and decreased additional paid in capital by $212,184 and increased the discount on the convertible debenture by $446,371.  The adjustment to the accumulated deficit was a result of the interest expense recorded in connection with the original derivative liability and the reversal of prior amortization expense, and the change in fair value of the derivative liability as of July 1, 2009.

	As of December 31, 2010
	Fair Value Measuring Using
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$833,549	-	-	$833,549	$833,549

Total Derivative Liabilities	$833,549	-	-	$833,549	$833,549

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first six months of fiscal year 2011:

	Fair Value
	Measurements
	Using Level 3
	Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of July 1, 2010	$834,057	$834,057
Total Gains or Losses (realized/unrealized) Included in Net Loss	(508)	(508)
Purchases, issuances and Settlements	-	-
Transfers in and/or out of Level 3	-	-

Ending Balance at December 31, 2010	$833,549	$833,549

Note 3. Related party transactions

The Company expensed management fees to the CEO / major shareholder as well as other related party executives of $330,000 and $612,500 respectively in the six months ended December 31, 2010 and the year ended June 30, 2010.  The Company was not able to pay the majority of these fees with cash; however, in November 2010 the Company’s executive officers and directors converted accrued salaries of $562,500 and bonuses of $140,625 totaling $703,125 into warrants to purchase 9,374,999 shares, exercisable at $0.075 per share over a period of five years. As a result the accrued liabilities related party was $397,422 and $696,100 respectively as of December 31, 2010 and June 30, 2010.

During the six months ended December 31, 2010 the Company recorded $5,760 of rent expense for the use of executive office space in the home of the CEO / major shareholder, $0 was paid and $5,760 was accrued at December 31, 2010.

The $270,145 of advances related party at December 31, 2010 consists of advances and unreimbursed expenses of the CEO of the Company.

Note 4.  Common stock

In July 2010 according the terms of employment contracts approved by the board of directors the Company issued 300,000 common shares with a fair value of $30,000 to two new employees.

During the period ended December 31, 2010, the Company sold 625,000 shares of common stock for $50,000 at $0.08 per share.  This issue included 625,000 warrants exercisable at $0.08 cents; the life of the warrants is 5 years.

In September 2010 the Company issued 591,797 shares of common stock to pay accrued interest of $50,302 for the three months from June 1, 2010 to September 1, 2010.

In September 2010 the Company issued 700,000 shares of common stock with a fair value of $63,000 to American Marketing Complex, Inc. for  public relations services.

In December 2010 the Company issued 1,325,000 shares of common stock with a fair value of $106,000 to a consultant for consulting services.

Note5.  Commitments and Contingencies

Contingency

Certain default clauses related to the various agreements discussed in Item 2 (Management’s Plan of Operation) would result in a change of control of the board of directors.  Certain debt holders would have the option to appoint independent members to the board under such default.

License Agreement - Work-Study Arrangements

Solterra has a License agreement with William Marsh Rice University “Rice” whereby minimum royalty payments which are calculated based on sales volume must be made starting in August 2010.  This agreement can be terminated by Rice if certain financial and other conditions are not fulfilled by Solterra.  As of the filing date of this Form 10-Q, Solterra is in arrears in the payment of certain monies due to Rice, which, if not resolved to the satisfaction of Rice, could lead to the immediate termination of the Agreement by Rice.  Solterra also has a work-study arrangement with Rice which began in January 2009 for a period of twelve months. A recently executed agreement temporarily stays any exercise by Rice of Rice’s current termination rights through and including August 28, 2011. The Company is currently in negotiations with Rice to amend the License agreement. Solterra is in arrears in the payment of its obligations owed to Rice by $61,893.

In July 2009 the Company completed a license agreement with The University of Arizona whereby minimum royalty payments are calculated based on sales volume must be made starting in January 2011. These payments are in arrears as of the filing of this report.  The License Agreement relates to certain patent rights owned by the University pertaining to "Screen-Printing Techniques for the Fabrication for Organic Light-Emitting Diodes."

Development service agreements

In October 2008, the Company entered into a development service agreement with Arizona State University ("ASU") to optimize the printing process of solar cells.  The agreement is for the period October 1, 2008 to January 30, 2010 with an option for two additional years of services.  This Agreement has not been extended by the parties due to the departure of Dr Jabour from ASU.  The final balance due ASU is under negotiation.  The table below summarizes these financial commitments under this agreement.  These amounts are recorded as research and development expenses in the consolidated financial statements.

The Company is currently in arrears for payment of obligations due to ASU totaling $455,000 as of December 31, 2010.

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

Summary

Fiscal	Services	Employment	License
Year	agreements	agreements	agreements	Total
2011	$421,558	$218,000	$154,450	$794,008
2012	-	306,000	648,250	954,250
2013	-	70,000	1,946,000	2,016,000
2014	-	-	3,938,600	3,938,600
2015	-	-	3,938,600	3,938,600
Thereafter	-	-	3,938,600	3,938,600

Total	$421,558	$594,000	$14,564,500	$15,580,058

Note 6.  Warrants

During the period ended September 30, 2010, the Company sold 625,000 shares of common stock for $50,000 at $0.08 per share. The Company collected $35,000 during the period ended September 30, 2010 and the remaining $15,000 was collected in October and December 2010.  This issue included 625,000 warrants exercisable at $0.08 cents; the life of the warrants is 5 years. The Company attributed $39,877 to the warrant value using the Black Scholes option price model.

As of November 4, 2010, the Company's executive officers, directors and employees converted accrued salaries of $630,500 and bonuses of $157,625 totaling $788,125 into warrants to purchase 10,508,331 shares, exercisable at $0.075 per share over a period of five years.  On the date of board approval of this event the Company’s stock had a closing price of $0.075 cents per share.  The Company has attributed $625,852 to the warrant value using the Black Scholes price model.

Note 7.  Subsequent events

Stockholder Matters

In January 2011 the Company issued 426,136 shares of common stock to pay accrued interest of $30,000 for the three month period ended December 1, 2010.

In January 2011 the Company issued 10,000,000 restricted shares to Stephen Squires the CEO in recognition of his support of the Company and in cancellation of all outstanding cash loans and payments made on behalf of the Company totaling $270,145.

In March 2011 the Company issued 298,805 shares of common stock to pay accrued interest of $30,000 for the three month period ended March 1, 2011.

In June 2011 the Company issued 312,501 shares of common stock to pay accrued interest of $30,000 for the three month period ended June 1, 2011.

Between March 2011 and August 5, 2011 the Company raised $382,500 of cash through the sale of 3,578,777 shares of the Company’s common stock.  The price received for these shares ranged between $0.08 and $0.14 per share.  These shares sold included 1,152,110 warrants to purchase the Company’s common stock.  The warrants have a two year exercise life between $0.08 and $0.25 per share.   The total proceeds would be $159,902 if all warrants were exercised.

On May 18, 2011 the board of directors approved a consulting agreement granting compensation of 1,500,000 shares of the Company’s common stock.  The agreement requires additional payments of 250,000 shares of common stock per calendar quarter.  This agreement can be terminated by either party without cause upon 30 days written notice.

On May 18, 2011 the board of directors approved a consulting agreement granting compensation of 8,000,000 shares of the Company’s common stock.  The agreement requires additional payments of 50,000 shares of common stock per calendar quarter.  This agreement can be terminated by either party without cause upon 30 days written notice.

As of August 5, 2011, the Company's executive officers, directors and employees converted accrued salaries of $256,000 and bonuses of $64,000 totaling $320,000 into warrants to purchase 2,909,089 shares, exercisable at $.11 per share over a period of five years.  On the date of board approval of this event the Company’s stock had a closing price of $0.11 cents per share.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended December 31, 2010 have been included.

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

Liquidity and Capital Resources

At December 31, 2010 the Company had a working capital deficit of $2,753,950 with total liabilities of $2,753,950. Approximately $667,567 of these liabilities are owed to our officers, directors and employees for services rendered and expenses not reimbursed through December 31, 2010 as well as advances made by the CEO .  The Company has been in the development stage since inception.  As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture as well as advances from a director shareholder and employees wages being partially or fully accrued but not paid.

As of the filing date of this Form 10-Q, the Company lacks cash or cash equivalent assets and continues to incur losses in its development stage operations.  The Company has been relying on loans from its Chief Executive Officer resulting from private sale transactions in our common stock owned by him and sales of common stock by the Company to support our development stage operations. See “Notes to Consolidated Financial Statements.”  The Company has also relied on various universities performing work and providing U.S. licensing rights under business agreements in which the Company is in arrears in payments. The Company is currently negotiating the agreements with the various universities; therefore, the Company believes the agreements are not in default. The Company has also relied on employees and consultants agreeing to defer payment of wages and fees owed to them. As of December 31, 2010 and currently, the Company is seeking additional financing; however, no definitive agreements for additional financing have been received and the Company cannot provide any assurance that additional funding will be available to finance our operations on terms acceptable to us, if at all, in order to support our plan of operations.  If we are unable to achieve the financing necessary to continue our plan of operations, then our stockholders may lose their entire investment in the Company.  See "Notes to Financial Statements."

Cash was used in operating activities of $249,797 for the six months ended December 31, 2010. This is a result of a net loss of $1,021,519 partially offset by non-cash items including stock compensation of $136,000, stock issued for services of $63,000, stock issued for settlement of liabilities of $15,000, and stock issued for debenture interest $50,302, as well as change in accounts payables and accrued liabilities of $(124,735), change in accrued liabilities related parties $327,174, change in fair value of warrants and embedded conversion feature of $(508), amortization of convertible debenture discount of $226,088 and amortization of deferred finance cost of $52,500, non-cash warrant expense of $39,877 and $625,852 in warrants issued for settlement of salary and bonuses.  Cash flows from financing activities during the six months ended December 31, 2010 were $249,778 which consisted of $50,000 from the proceeds of the sale of common stock and $199,778 from related party advances from Stephen Squires, our Chief Executive Officer, for certain loans to the Company. This resulted in a decrease in cash for the period of $19 and  cash on hand at the end of the period of nil.  In 2010, our board approved granting Mr. Squires the right to convert loans made by him of up to $200,000 into a maximum 5% interest in the common stock of Solterra. This is a two-year option. As of December 30, 2010, Mr. Squires has unreimbursed cash advances of $270,145 and accrued payroll totaling $110,000 owed to him and accrued payroll of $38,096 owed to his wife in her role as a bookkeeper for the Company. See “Subsequent Events” in “Notes to Consolidated Financial Statements.”

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $7,306,828 since its inception, at December 31, 2010, has a working capital deficit of $2,753,950 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and substantial additional financing during fiscal 2011 to maintain its development stage operations. The Company is exploring all reasonable avenues of financing at this time, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all. In this respect, see “Note 2” in our notes to the consolidated financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

Loans from Stephen Squires

Mr. Squires advanced to the Company cash loans and made payments of Company expenses totaling $270,145 as of December 31, 2010. On December 30, 2010, the Board of Directors authorized Mr. Squires to receive 10,000,000 restricted shares of Quantum Material Corp. in recognition of his support of the Company and in cancellation of all outstanding cash loans and advanced expenses totaling $270,145.

In January 2010, the board of directors granted Mr. Squires the option to convert his cash loans to the Company into common stock of the Company's subsidiary. In this respect, Mr. Squires has a two-year option to convert up to $200,000 into a maximum of 5% of the outstanding common stock of Solterra.  As of the filing date of this Form 10-Q, Mr. Squires has declined to exercise this option

Results of operations – Three and Six Months Ended December 31, 2010 and 2009

General and administrative expenses

During the six months ended December 31, 2010 the Company incurred $653,260 of general and administrative expenses a decrease of $788,346 from the $1,441,606 recorded for the six months ended December 31, 2009.  $465,278 of this decrease is due to the decrease in other professional fees.  In the first six months of the previous comparative period ended December 31, 2009 the company had two major agreements paid for with the Company’s Common stock.  The common stock was valued at $660,000.  A further $162,273 of this decrease is due to the settlement of accrued payroll by the staff of $788,125 in exchange for the 10,508,331 warrants issued in exchange valued at $625,852 using the Black Scholes price model. The Company’s payroll is high due to the increase in full-time staff.

Included in the expenses for the current six months ended December 31, 2010 were other professional fees of $201,092 remuneration of staff $335,727, license maintenance costs of $802, legal and audit of $43,185, corporate expense of $11,653, office expenses of $17,399, travel expense of $41,378 and amortization of furniture and equipment of $2,024.  This compares to the six months ended December 31, 2009 which included other professional fees of $666,370, wages of $295,000, stock option expense of $357,602, license maintenance costs of $26,939, legal and audit of $44,103, corporate expense of $10,082, office expenses of $21,658, travel expense of $17,392 and amortization of furniture and equipment of $2,460.

During the three months ended December 31, 2010, the Company incurred $263,021 of general and administrative expenses, a decrease of $981,137 from the $1,244,158 recorded for the three months ended December 31, 2009. The decrease in general and administrative expenses was primarily due to a decrease in other professional fees $553,298, a decrease in stock based compensation $357,602 and a decrease in remuneration of staff $68,273. For the three months ended December 31, 2010, other expenses were $660,128 as compared to $244,824.

General and administrative expenses for the three months ended December 31, 2010 included other professional fees of $113,072, remuneration of staff of $91,727, license maintenance costs of $286, legal and audit of $27,460, corporate of $2,905, office expense of $5,907, travel expense of $20,652 , and amortization of furniture and equipment of $1,012. This compares to the three months ended December 31, 2009 remuneration of staff $160,000, other professional fees $666,370, stock option expense of $357,602,  legal and audit fees $27,033, corporate expense of $8,077, license maintenance costs of $1,450, office expenses of $9,108, travel expense of $13,362 and amortization of furniture and equipment of $1,156.

 Research and development expenses.

Research and development expenses of $nil were incurred in the six months ended December 31, 2010, compared to $340,473 in the six months ended December 31, 2009.  The decrease is the result of the Company not having sufficient cash to further develop the licenses acquired.  Development expenses of $nil were recorded in the three months ended December 31, 2010, compared to $155,000 in the three months ended December 31, 2009.

Amortization of convertible debenture discount

The convertible debenture discount of $1,500,000 is being amortized over the 36 month term of the debenture using the effective interest method.  The debenture was issued on November 4, 2008.  Amortization recorded for the six month period ended December 31, 2010 and 2009 was $226,088 and $88,820, respectively.  The amortized balance of the discount at December 31, 2010 is $951,829 resulting in the convertible debenture value on the balance sheet net of the discount $548,171.  For the three months ended December 31, 2010, the amortization of convertible debenture discount was $126,561 as compared to $49,457 for the comparable period of the prior year.

Amortization of deferred finance cost

This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized using the effective interest method over the thirty-six month life of the debenture.  Amortization expense recorded in the six months ended December 31, 2010 and 2009 was $52,500, respectively.  Amortization expense for the three months ended December 31, 2010 and 2009 was $26,250, respectively.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008.  Interest expense recorded for the six months ended December 31, 2010 was $50,302 compared to $127,290 in the six month period ended December 31, 2010 2009.  Interest expense recorded for the three months ended December 31, 2010 was $30,000 compared to $97,290 in the three month period ended December 31, 2009.

According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.  In the six months ended December 31, 2010 the Company issued 591,797 shares of the Company’s restricted Common Stock to pay $60,000 of accrued interest payable.  As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  However the timing of the shares being issued resulted in the share value being less than the interest paid therefore a decrease in interest expense was recorded of $9,698 for the period.  The accrued interest payable for the period was $60,000 resulting in an interest expense for the period of $50,302.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the six months ended December 31, 2010 and 2009 was an decrease of $508 and $28,597, respectively,  decreasing the fair value of embedded conversion feature liability from $834,057 to $833,549.  In the three months ended December 31, 2010 the increase was $477,317, however this was offset by the first quarter decrease of $477,825.  In the three months ended December 31, 2009 the decrease was $108,086.

Warrant expense

During the three months ended September 30, 2010 the Company issued 625,000 warrants with the 625,000 shares of common stock issued during the period.  The Company has attributed $39,877 to the warrant value using the Black Scholes price model.

Cash Flow

During the six months ended December 31, 2010, cash was used in operations of $249,797.  During this period the Company received proceeds from financing activities of $249,778.  These changes resulted in a decrease of $19 in the cash position for six months ended December 31, 2010.  The opening cash at June 30, 2010 was $19 and the closing balance at December 31, 2010 was nil.

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective at December 31, 2010.  Management basis its determination upon the untimely filing of our Form 10-K for the year ended June 30, 2010 and our Form 10-Q for the periods ended September 30, 2010 and December 31, 2010.

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

Management did however identify a significant deficiency; a significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  This deficiency of not having sufficient qualified staff has resulted in the Company being unable to file our 10-K for the year ending June 30, 2010 and our Form 10-Q for the periods ended September 30, 2010 and December 31, 2010 in a timely manner.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  To remediate this situation, we are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	From July 1, 2008 to December 31, 2010, we had the following sales of unregistered Common Stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Nov. 4, 2008	Common Stock	41,250,000 Shares	Share exchange pursuant to Plan of Reorganization; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.

Nov. 4, 2008	Common Stock and Debentures	3,525,000 shares and $1,500,000 Debentures	$1,500,000; $150,000 of finder’s fees	Section 4(2).	Notes are convertible at $.2667 per share.

March, 2009	Common Stock	506,493 Shares	Shares issued in exchange for interest of $30,667; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.

June, 2009 and November 2009	Common Stock Warrants	3,000,000 Shares	Warrants issued as part of a Standstill Agreement; no commissions paid.	Section 4(2) and/or Rule 506.	1,000,000 Warrants are exercisable at $0.25 per share over a period of 18 months and 2,000,000 Warrants are exercisable at $.10 per share through October 31, 2014.

November , 2009 and December 2009, March 2010	Common Stock	1,511,937	Shares issued in exchange For interest of $195,841; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.

November, 2009	Common Stock	3,000,000	Shares issued for services rendered; no commissions paid	Section 4(2) and/or Rule 506.	Not applicable.

November, 2009	Common Stock	7,000,000	Shares issued for services rendered; no commissions paid	Section 4(2) and/or Rule 506	Not applicable.

October, 2009 June 2010	Common Stock Options	8,950,000	Services rendered; no commissions paid	Section 4(2); and/or Rule 506	Options are exercisable at prices Between $.05 and $.2667 per share

January- March 2010	Common Stock	2,200,000 (1)	Services rendered; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

March - May 2010	Common Stock	3,125,000	$250,000 received; 10% commission paid	Section 4(2); and/or Rule 506	Not applicable.

April 2010 - June 2010	Common Stock	300,000 (1)	Services rendered	Section 4(2); and/or Rule 506	Not applicable.

May 2010	Common Stock	250,000 (1)	Services rendered	Section 4(2); and/or Rule 506	Not applicable.

July, 2010 - September, 2010	Common Stock	625,000	$50,000 received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September, 2010	Common Stock	591,797	Shares issued in exchange for $60,000 of interest	Section 4(2); and/or Rule 506	Not applicable.

September, 2010	Common Stock	700,000(1)	Services rendered	Section 4(2); and/or Rule 506	Not applicable.

October 2010	Common Stock	1,700,000	Services rendered and $30,000 in cash and expense reimbursement received; no commissions paid (2)	Section 4(2); and/or Rule 506	Not applicable.

December 2010	Common Stock	426,136	Shares issued in Exchange for $30,000 of interest	Section 4(2); and/or Rule 506	Not applicable.

(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the six months ended December 31, 2010, there were no repurchases by the Company of its Common Stock.

(1) Shares issued in January 2011, although contractually they should have been issued at earlier date.

(2)  1,700,000 shares were issued in October 2010 pending receipt of the completion of a financing on terms which are still being negotiated by the parties.   See “Note 8 in Notes to Consolidated Financial Statements” for a discussion of the payment of their 1,700,000 shares which was approved by the Board of Directors of the Company in May 2011.

Item 3. Defaults Upon Senior Securities. None

Item 4.  Reserved.

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

QUANTUM MATERIALS CORP.

September 28, 2011	By:	/s/ Stephen Squires
Stephen Squires
Chief Executive Officer

September 28, 2011	By:	/s/ Chris Benjamin
Chris Benjamin
Chief Financial Officer