Form 10-Q
period 2011-03-31
QUANTUM MATERIALS CORP.
filed 2011-10-17
CIK 1403570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Accelerated Filer [ ]	Smaller Reporting Company [X]

As of August 31, 2011, the issuer had 111,901,446 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

INDEX

PART 1 – FINANCIAL INFORMATION	Page

Item 1. Financial Statements	3

Consolidated balance sheets as of March 31, 2011 (unaudited) and June 30, 2010	3

Consolidated statements of operations, for the three and nine months ended March 31, 2011 and 2010 and for the period from inception (May 19, 2008) through March 31, 2011 (unaudited)	4

Consolidated statements of cash flows for the nine months ended March 31, 2011 and 2010 and for the period from inception (May 19, 2008) through March 31, 2011 (unaudited)	5

Notes to consolidated financial statements (unaudited)	6

Item 2. Management’s Plan of Operation.	11

Item 3. Quantitative and Qualitative Disclosures and Market Risk	17

Item 4. Controls and Procedures	17

PART 2 – OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults upon Senior Securities	20

Item 4. Removed and reserved.	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	22

FINANCIAL INFORMATION
Item 1. Financial Statements

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31	June 30
	2011	2010
	(Unaudited)
ASSETS
Current
Cash	$3,678	$19

Total current assets	3,678	19

Licenses	55,000	55,000
Furniture and equipment, net of amortization	4,833	7,869
Deferred financing cost, net	62,417	141,167

Total other assets	122,250	204,036

Total assets	$125,928	$204,055

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued Liabilities	$865,686	$844,398
Accrued liabilities - related party	553,691	696,100
Advances related party	-	70,367
Deferred revenue	899	-
Fair value of embedded conversion feature	612,578	834,057
Convertible debenture, net of discount	705,949	322,083

Total current liabilities	2,738,803	2,767,005

Total liabilities	2,738,803	2,767,005

Commitments and Contingencies

Stockholders' deficit
Common stock, $0.001 par value,
Authorized, 200,000,000 shares
Issued and outstanding 98,736,835 and 83,868,430 as of
March 31, 2011 and June 30, 2010, respectively	98,738	83,868
Additional paid-in capital	6,247,918	3,638,491
Deficit accumulated during the development stage	(8,959,531)	(6,285,309)

Total stockholders' deficit	(2,612,875)	(2,562,950)

Total liabilities and stockholders' deficit	$125,928	$204,055

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ending March 31, 2011 and March 31, 2010 and period from May 19, 2008 (inception) through March 31, 2011
(unaudited)

					Inception
	Three months ended		Nine months ended		through
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011

Operating expenses:
General and administrative	$1,605,380	$1,140,352	$2,258,640	$2,581,958	$6,529,538
Research and development	-	-	-	340,473	751,893

Total operating expenses	1,605,380	1,140,352	2,258,640	2,922,431	7,281,431

Loss from operations	(1,605,380)	(1,140,352)	(2,258,640)	(2,922,431)	(7,281,431)

Other expenses (revenue):
Amortization of convertible debenture discount	157,778	61,113	383,866	149,933	679,652
Amortization of deferred finance cost	26,250	26,250	78,750	78,750	252,583
Change in fair value of embeded conversion feature	(220,971)	120,139	(221,479)	91,542	116,666
Interest expense	84,266	38,551	134,568	165,841	409,409
Warrant expense	-	-	39,877	179,913	219,790

Total other expenses	(47,323)	(246,053)	(415,582)	(665,979)	(1,678,100)

Net loss	$(1,652,703)	$(1,386,405)	$(2,674,222)	$(3,588,410)	$(8,959,531)

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.03)	$(0.05)

Weighted average number of common
shares outstanding	96,214,344	79,276,971	89,304,879	74,300,586

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ending March 31, 2011 and March 31, 2010 and period from May 19, 2008 (inception) through March 31, 2011
(Unaudited)

	Nine months	Nine months	Inception
	ended	ended	through
	March 31	March 31	March 31
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,674,222)	$(3,588,410)	$(8,959,531)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	1,428,855	1,936,181	3,468,372
Stock issued for debenture interest			399,409
Depreciation of furniture and office equipment	3,036	3,616	10,706
Amortization of convertible debenture discount	383,866	149,933	679,652
Amortization of deferred finance cost	78,750	78,750	252,583
Warrant expense	39,877	179,913	219,790
Change in fair value of warrants and embeded
conversion feature	(221,479)	91,542	116,666
Net change in:
Deferred revenue	899	-	899
Accounts payable and accrued liabilities	306,433	357,542	1,148,629
Accrued liabilities - related party	483,443	396,675	1,179,543

Cash flows provided (used) by operating activities	(5,974)	(198,417)	(1,483,282)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	-	-	(55,000)
Proceeds from disposal of furniture and equipment		3,848	5,343
Purchase of furniture & equipment	-	-	(20,883)

Cash flows provided (used) in investing activities	-	3,848	(70,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	80,000	-	372,500
Deposits received for purchase of common stock			-
Proceeds from related party advances			-
Proceeds from convertible debenture issued	-	-	1,500,000
Payment of deferred finance cost	-	-	(315,000)

Cash flows from financing activities	9,633	203,126	1,557,500

NET INCREASE (DECREASE) IN CASH	3,659	8,557	3,678

Cash, beginning of the period	19	-	-

Cash, end of the period	$3,678	$8,557	$3,678

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Non cash transaction
Issuance of common stock in connection
with recapitalization	$-	$-	$2,202
Cumulative effect of change in accounting
principle on convertible notes	$(49,541)	$495,912	$(49,541)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIAL CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2010. The results for the three months and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2011.

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

Certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 financial statements presentation.

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

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value:  Level 1  – Quoted prices in active markets for identical assets or liabilities;  Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and  Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the November 4, 2008 note.  At March 31, 2011, all of the Company’s derivative liabilities were categorized as Level 3 fair value assets. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

 Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  We have valued the convertible note that contains down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of July 1, 2009 and March 31, 2011.   The fair value of the derivatives as of July 1, 2009 upon implementation of ASC 815-40-15 was estimated by management to be $495,912.  As part of implementing ASC 815-40-14 the Company decreased the accumulated deficit by $162,643 and decreased additional paid in capital by $212,184 and increased the discount on the convertible debenture by $446,371.  The adjustment to the accumulated deficit was a result of the interest expense recorded in connection with the original derivative liability and the reversal of prior amortization expense, and the change in fair value of the derivative liability as of July 1, 2009.

	As of March 31, 2011
	Fair Value Measuring Using
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$612,578	-	-	$612,578	$612,578

Total Derivative Liabilities	$612,578	-	-	$612,578	$612,578

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first nine months of fiscal year 2011:

	Fair Value
	Measurements
	Using Level 3
	Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of July 1, 2009	$495,912	$495,912
Total Gains or Losses (realized/unrealized) Included in Net Loss	116,666	116,666
Purchases, issuances and Settlements	-	-
Transfers in and/or out of Level 3	-	-

Ending Balance at March 31, 2011	$612,578	$612,578

Note 3. Related party transactions

The Company expensed management fees to the CEO / major shareholder as well as other related party executives of $495,000 and $612,500 respectively in the nine months ended March 31, 2011 and the year ended June 30, 2010.  The Company was not able to pay the majority of these fees with cash; however, in November 2010 the Company’s executive officers and directors converted accrued salaries of $562,500 and bonuses of $140,625 totaling $703,125 into warrants to purchase 9,374,999 shares, exercisable at $0.075 per share over a period of five years. As a result the accrued liabilities related party was $553,691 and $696,100 respectively as of March31, 2011 and June 30, 2010.

During the nine months ended March 31, 2011 the Company recorded $8,640 of rent expense for the use of executive office space in the home of the CEO / major shareholder, $2,880 was paid and $5,760 was included in the $270,145 cancelled by Stephen Squires in exchange for the 10,000,000 restricted shares issued on January details below.

In January 2011 the Company issued 10,000,000 restricted shares to Stephen Squires the CEO in recognition of his support of the Company and in cancellation of all outstanding cash loans and payments made on behalf of the Company totaling $270,145.  Shares issued were valued at the fair market price at the time of conversion.  The share value in excess of the exchanged debt has been recorded as compensation expense.

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

In December 2010 the Company issued 1,325,000 shares of common stock with a fair value of $106,000 to a consultant for consulting services. At a later date, the consultant also paid for an additional 375,000 shares in cash ($15,000) and through payment of expenses totaling $15,000.

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

In March 2011 the Company sold 226,667 shares of common stock for $20,000 at approximately $0.088 per share.

Note 5.  Commitments and Contingencies

Contingency

Certain default clauses related to the various agreements discussed in Item 2 (Management’s Plan of Operation) would result in a change of control of the board of directors.  Certain debt holders would have the option to appoint independent members to the board under such default.

License Agreement - Work-Study Arrangements

Solterra has a License agreement with William Marsh Rice University “Rice” whereby minimum royalty payments which are calculated based on sales volume must be made starting in August 2010.  This agreement can be terminated by Rice if certain financial and other conditions are not fulfilled by Solterra.  As of the filing date of this Form 10-Q, Solterra is in arrears in the payment of certain monies due to Rice, which, if not resolved to the satisfaction of Rice, could lead to the immediate termination of the Agreement by Rice.  Solterra also has a work-study arrangement with Rice which began in January 2009 for a period of twelve months. A recently executed agreement temporarily stays any exercise by Rice of Rice’s current termination rights through and including August 28, 2011. The Company is currently in negotiations with Rice to amend the License agreement. Solterra is in arrears in the payment of its obligations owed to Rice by $61,893 and $129,450 in royalty payments.

In July 2009 the Company completed a license agreement with The University of Arizona whereby minimum royalty payments are calculated based on sales volume must be made starting in January 2011. These payments are in arrears as of the filing of this report.  The License Agreement relates to certain patent rights owned by the University pertaining to "Screen-Printing Techniques for the Fabrication for Organic Light-Emitting Diodes."  Solterra is in arrears in the payment of Royalty payments to University of Arizona of $25,000 at March 31, 2011.

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

The Company is currently in arrears for payment of obligations due to ASU totaling $455,000 as of March 31, 2011.

In addition the Company had one other service agreements with a major university for a twelve month period starting in November 2009.  These services were not completed as the Professor responsible for exercising the agreement has moved out of the country.  The Company is negotiating final settlement for this agreement.

Employment agreements

The Company has four employment agreements in effect.  The CEO has a three year agreement which started in January 2010 and the Chief Technology Officer has a one year agreement which started in October 2009 and has been renewed for an additional year.  In addition the Company has employment agreements with two other individuals one for Asean business development which terminates April 15, 2012 and one for Middle East business development which terminates April 1, 2012.

Summary

Fiscal	Services	Employment	License
Year	agreements	agreements	agreements	Total
2011	$409,725	$109,000	$154,450	$673,175
2012	-	306,000	648,250	954,250
2013	-	70,000	1,946,000	2,016,000
2014	-	-	3,938,600	3,938,600
2015	-	-	3,938,600	3,938,600
Thereafter	-	-	3,938,600	3,938,600

Total	$409,725	$485,000	$14,564,500	$15,459,225

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

Between April 2011 and August 5, 2011 the Company raised $362,500 of cash through the sale of 3,352,110 shares of the Company’s common stock.  The price received for these shares ranged between $0.08 and $0.14 per share.  These shares sold included 1,152,110 warrants to purchase the Company’s common stock.  The warrants have a two to three year exercise life between $0.08 and $0.25 per share.   The total proceeds would be $159,902 if all warrants were exercised.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended March 31, 2011 have been included.

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

In December 2010 Rice agreed  to an amendment to this agreement.   Rice is working with us on a revised Agreement with new milestones for us to achieve under said agreement. See "Note 5."

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

·
Become the first bulk manufacture of high quality tetrapod quantum dots and the first solar cell manufacturer to be able to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, South America, Europe the Middle East and Asia.

·
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

·
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

·
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

Liquidity and Capital Resources

At March 31, 2011 the Company had a working capital deficit of $2,735,125 with total current assets of $3,678 and liabilities of $2,738,803. Approximately $553,691 of these liabilities are owed to our officers, directors and employees for services rendered and expenses not reimbursed through March 31, 2011.  The Company has been in the development stage since inception.  As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture as well as advances from a director shareholder and employees’ wages being partially or fully accrued but not paid.

As of the filing date of this Form 10-Q, the Company lacks cash or cash equivalent assets and continues to incur losses in its development stage operations.  The Company has been relying on loans from its Chief Executive Officer resulting from private sale transactions in our common stock owned by him and sales of common stock by the Company to support our development stage operations. See “Notes to Consolidated Financial Statements.”  The Company has also relied on various universities performing work and providing U.S. licensing rights under business agreements in which the Company is in arrears in payments. The Company is currently negotiating the agreements with the various universities; therefore, the Company believes the agreements are not in default. as the Company has also relied on employees and consultants agreeing to defer payment of wages and fees owed to them.  As of March 31, 2011 and currently, the Company is seeking additional financing; however, no definitive agreements for additional financing have been received and the Company cannot provide any assurance that additional funding will be available to finance our operations on terms acceptable to us, if at all, in order to support our plan of operations.  If we are unable to achieve the financing necessary to continue our plan of operations, then our stockholders may lose their entire investment in the Company.  See "Notes to Financial Statements."

Cash was used in operating activities of $5,974 for the nine months ended March 31, 2011. This is a result of a net loss of $2,674,222 partially offset by non-cash items including stock issued for services of $1,428,855, and stock issued for debenture interest $164,568, as well as change in accounts payables and accrued liabilities of $306,433, change in accrued liabilities related parties $483,443, change in fair value of warrants and embedded conversion feature of $(221,479), amortization of convertible debenture discount of $383,866 and amortization of deferred finance cost of $78,750, and non-cash warrant expense of $29,877.  Cash flows from financing activities during the nine months ended March 31, 2011 were $9,633 which consisted of $80,000 from the proceeds of the sale of common stock and ($70,367) from related party advances from Stephen Squires, our Chief Executive Officer, for certain loans to the Company. This resulted in an increase in cash for the period of $3,659 and cash on hand at the end of the period of 3,678.  In 2010, our board approved granting Mr. Squires the right to convert loans made by him of up to $200,000 into a maximum 5% interest in the common stock of Solterra. This is a two-year option.

As of March 31, 2011, Mr. Squires has unreimbursed accrued payroll totaling $131,789 owed to him and accrued payroll of $52,577 owed to his wife in her role as a bookkeeper for the Company. See “Subsequent Events” in “Notes to Consolidated Financial Statements.”

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $8,959,531 since its inception, at March 31, 2011, has a working capital deficit of $2,735,125 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and substantial additional financing as of the filing date of this Form 10-Q to maintain its development stage operations. The Company is exploring all reasonable avenues of financing at this time, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all. In this respect, see “Note 2” in our notes to the consolidated financial statements of our Form 10-K for the fiscal year ended June 30, 2010 for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

Loans from Stephen Squires

Mr. Squires advanced to the Company cash loans and made payments of Company expenses totaling $270,145 as of  December 31, 2010. On December 30, 2010, the Board of Directors authorized Mr. Squires to receive 10,000,000 restricted shares of Quantum Material Corp. in recognition of his support of the Company and in cancellation of all outstanding cash loans and advanced expenses totaling $270,145.  These shares were issues in January 2011.

In January 2010, the board of directors granted Mr. Squires the option to convert his cash loans to the Company into common stock of the Company's subsidiary. In this respect, Mr. Squires has a two-year option to convert up to $200,000 into a maximum of 5% of the outstanding common stock of Solterra.  As of the filing date of this Form 10-Q, Mr. Squires has declined to exercise this option.

Results of operations – Three and Nine Months Ended March 31, 2011 and 2010

General and administrative expenses

During the nine months ended March 31, 2011 the Company incurred $2,258,640 of general and administrative expenses a decrease of $323,318 from the $2,581,958 recorded for the nine months ended March 31, 2010.  The decrease in general and administrative expenses was primarily due to a decrease in other professional fees of $559,278 and a decrease in office expenses of $13,791, offset by an increase in travel expenses of $29,554, an increase in remuneration of staff of $189,852, and an increase in audit and legal of $8,291.

Included in the expenses for the current nine months ended March 31, 2011 were other professional fees of $201,442 remuneration of staff $637,352, stock based compensation of 1,259,855, license maintenance costs of $1,323, legal and audit of $73,303, corporate expense of $13,944, office expenses of $20,810, travel expense of $47,575 and amortization of furniture and equipment of $3,036.  This compares to the nine months ended March 31, 2010 which included other professional fees of $760,720, wages of $447,500, license maintenance costs of $37,407, legal and audit of $65,012, corporate expense of $22,900, office expenses of $34,601, travel expense of $18,021 and amortization of furniture and equipment of $3,616.

During the three months ended March 31, 2011, the Company incurred $1,605,380 of general and administrative expenses, a increase of $465,028 from the $1,140,352 recorded for the three months ended March 31, 2010. The increase in general and administrative expenses was primarily due to an increase in legal and audit of $9,730, an increase in remuneration of staff of $179,125 and a decrease in corporate expenses of $10,527. For the three months ended March 31, 2011, other expenses were $47,323 as compared to $246,053.

General and administrative expenses for the three months ended March 31, 2011 included other professional fees of $350, remuneration of staff of $331,625, license maintenance costs of $521, legal and audit of $30,118, corporate of $2,291, office expense of $3,411, travel expense of $6,197 , and amortization of furniture and equipment of $1,012. This compares to the three months ended March 31, 2010 remuneration of staff $152,500, other professional fees $94,350, legal and audit fees $20,909, corporate expense of $12,818, license maintenance costs of $10,468, office expenses of $12,943, travel expense of $629 and amortization of furniture and equipment of $1,156.

 Research and development expenses.

Research and development expenses of $nil were incurred in the nine months ended March 31, 2011, compared to $340,473 in the nine months ended March 31, 2010.  The decrease is the result of the Company not having sufficient cash to further develop the licenses acquired.  Development expenses of $nil were recorded in the three months ended March 31, 2011, compared to $nil in the three months ended March 31, 2010.

Amortization of convertible debenture discount

The convertible debenture discount of $1,500,000 is being amortized over the 36 month term of the debenture using the effective interest method.  The debenture was issued on November 4, 2008.  Amortization recorded for the nine month period ended March 31, 2011 and 2010 was $383,866 and $149,933, respectively.  The amortized balance of the discount at March 31, 2011 is $785,672 resulting in the convertible debenture value on the balance sheet net of the discount $705,949.  For the three months ended March 31, 2011, the amortization of convertible debenture discount was $157,778 as compared to $61,113 for the comparable period of the prior year.  The Company is requesting a two-year extension of this loan. No assurances can be given that it will be successful in this regard on terms satisfactory to us, if at all.

Amortization of deferred finance cost

This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized using the effective interest method over the thirty-six month life of the debenture.  Amortization expense recorded in the nine months ended March 31, 2011 and 2009 was $78,750, respectively.  Amortization expense for the three months ended March 31, 2011 and 2009 was $26,250, respectively.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008.  Interest expense recorded for the nine months ended March 31, 2011 was $134,568 compared to $165,841 in the nine month period ended March 31, 2010.  Interest expense recorded for the three months ended March 31, 2011 was $84,266 compared to $38,551 in the three month period ended March 31, 2010.

According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.  In the nine months ended March 31, 2011 the Company issued 890,602 shares of the Company’s restricted Common Stock to pay $90,000 of accrued interest payable.  As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  However the timing of the shares being issued resulted in the share value being less than the interest paid therefore a decrease in interest expense was recorded of $11,833 for the period.  The accrued interest payable for the period was $90,000 resulting in an interest expense for the period of $54,276.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the nine months ended March 31, 2011 and 2010 was a decrease of $221,479 and an increase of $91,542, respectively, decreasing the fair value of embedded conversion feature liability from $834,057 to $612,578.  In the three months ended March 31, 2011 the decrease was $220,971.  In the three months ended March 31, 2010 the increase was $120,139.

Warrant expense

During the three months ended September 30, 2010 the Company issued 625,000 warrants with the 625,000 shares of common stock issued during the period.  The Company has attributed $39,877 to the warrant value using the Black Scholes price model.

Cash Flow

During the nine months ended March 31, 2011, cash was used in operations of $5,974.  During this period the Company received proceeds from financing activities of $9,633.  These changes resulted in a increase of $3,659 in the cash position for nine months ended March 31, 2011.  The opening cash at June 30, 2010 was $19 and the closing balance at March 31, 2011 was $3,678.

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective at March 31, 2011.  Management basis its determination upon the untimely filing of our Form 10-K for the year ended June 30, 2010 and our Form 10-Q for the periods ended September 30, 2010, December 31, 2010 and March 31, 2011.

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

Management did however identify a significant deficiency; a significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  This deficiency of not having sufficient qualified staff has resulted in the Company being unable to file our 10-K for the year ending June 30, 2010 and our Form 10-Q for the periods ended September 30, 2010, December 31, 2010 and March 31, 2011 in a timely manner.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  To remediate this situation, we are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	From July 1, 2008 to March 31, 2011, we had the following sales of unregistered Common Stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Nov. 4, 2008	Common Stock	41,250,000 Shares	Share exchange pursuant to Plan of Reorganization; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.

Nov. 4, 2008	Common Stock and Debentures	3,525,000 shares and $1,500,000 Debentures	$1,500,000; $150,000 of finder’s fees	Section 4(2).	Notes are convertible at $.2667 per share.

March, 2009	Common Stock	506,493 Shares	Shares issued in exchange for interest of $30,667; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.

June, 2009 and November 2009	Common Stock Warrants	3,000,000 Shares	Warrants issued as part of a Standstill Agreement; no commissions paid.	Section 4(2) and/or Rule 506.	1,000,000 Warrants are exercisable at $0.25 per share over a period of 18 months and 2,000,000 Warrants are exercisable at $.10 per share through October 31, 2014.

November , 2009 and December 2009, March 2010	Common Stock	1,511,937	Shares issued in exchange For interest of $195,841; no commissions paid.	Section 4(2) and/or Rule 506.	Not applicable.

November, 2009	Common Stock	3,000,000	Shares issued for services rendered; no commissions paid	Section 4(2) and/or Rule 506.	Not applicable.

November, 2009	Common Stock	7,000,000	Shares issued for services rendered; no commissions paid	Section 4(2) and/or Rule 506	Not applicable.

October, 2009 June 2010	Common Stock Options	8,950,000	Services rendered; no commissions paid	Section 4(2); and/or Rule 506	Options are exercisable at prices Between $.05 and $.2667 per share

January- March 2010	Common Stock	2,200,000 (1)	Services rendered; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

March - May 2010	Common Stock	3,125,000	$250,000 received; 10% commission paid	Section 4(2); and/or Rule 506	Not applicable.

April 2010 - June 2010	Common Stock	300,000 (1)	Services rendered	Section 4(2); and/or Rule 506	Not applicable.

May 2010	Common Stock	250,000 (1)	Services rendered	Section 4(2); and/or Rule 506	Not applicable.

July, 2010 - September, 2010	Common Stock	625,000	$50,000 received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September, 2010	Common Stock	591,797	Shares issued in exchange for $60,000 of interest	Section 4(2); and/or Rule 506	Not applicable.

September, 2010	Common Stock	700,000(1)	Services rendered	Section 4(2); and/or Rule 506	Not applicable.

October 2010	Common Stock	1,700,000	Services rendered and $30,000 in cash and expense reimbursement received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

December 2010	Common Stock	426,136	Shares issued in Exchange for $30,000 of interest	Section 4(2); and/or Rule 506	Not applicable.

January 2011	Common Stock	10,000,000	Services rendered, no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

March 2011	Common Stock	298,805	Shares issued in Exchange for $30,000 of interest	Section 4(2); and/or Rule 506	Not applicable.

March 2011	Common Stock	226,667	$20,000 received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

(1) Shares issued in January 2011, although contractually they should have been issued at earlier date.

(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the nine months ended March 31, 2011, there were no repurchases by the Company of its Common Stock.

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

10.5	Consulting Agreement between Steven Posner, Oceanus Capital and the issuer (incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2009 filed November 12, 2009).

10.6	Consulting Agreement between Sound Capital Inc and the issuer dated November 12, 2009 (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2009).

10.7	License Agreement between The University of Arizona and the issuer dated July 2009. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2009)

21.1	Subsidiaries of Registrant listing state of incorporation (incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2009 filed on November 12, 2009).

31(a)	Rule 13a-14(a) Certification – Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification – Principal Financial Officer *

32(a)	Section 1350 Certification – Principal Executive Officer *

32(b)	Section 1350 Certification – Principal Financial Officer *
____________
*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM MATERIALS CORP.

October 17, 2011	By:	/s/ Stephen Squires
Stephen Squires
Chief Executive Officer

October 17, 2011	By:	/s/ Chris Benjamin
Chris Benjamin
Chief Financial Officer