Form 10-K
period 2011-06-30
QUANTUM MATERIALS CORP.
filed 2012-02-15
CIK 1403570

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____ to ___
Commission File Number:  0-52956

                  QUANTUM MATERIALS CORP.
(Exact name of Registrant as specified in its charter)

Nevada	20-8195578
(State of jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4724 E. Foothill Drive, Paradise Valley, AZ	85253
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(214) 701-8779

7700 S. River Parkway, AZ	85284
(Former address of principal executive offices, if changed since last report)	(Zip Code)

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

As of January 31, 2012, the issuer had 115,589,865 shares of common stock, $0.001 par value per share outstanding.

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

Forward-looking statements reflect only our current expectations. We may not update these forward-looking statements, even though our situation may change in the future. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements due to a number of uncertainties, many of which are unforeseen, including, without limitation:

•	our reliance on our exclusive licensing agreement with William Marsh Rice University;

•	we are a development stage company with no history of profitable operations;

•	we will need substantial additional capital to finance our business;

•	our products may not gain market acceptance;

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

PART I

Item 1.  Business

Corporate Structure

As described below, Quantum Materials Corp. (“Quantum Materials” or “QMC”) owns 100% of its operating subsidiary, Solterra Renewable Technologies, Inc. (“Solterra”).  The term “the Company” includes Quantum Materials and Solterra unless the context indicates otherwise.

History of Quantum Materials Corp.

Quantum Materials was formed under the laws of the State of Nevada on January 9, 2007. It acquired certain mineral claims located in Nevada. Quantum Materials has not pursued these rights to its mineral claims and is concentrating its business operations on those of its wholly-owned subsidiary described below.

              Quantum Materials is a development stage nanotechnology and advanced materials company. We perceive an opportunity to acquire a significant amount of the nanomaterials market by commercializing a low cost high volume tetrapod quantum dot production process based on our exclusive license agreement with William Marsh Rice University and on additional proprietary processes and specialized knowledge that has been developed by the company and through our agreement with Access2Flow a Netherlands based consortium focused on continuous flow chemistry. Our objective is to commercialize our high volume nanomaterials production processes and to use these materials to enable advanced and disruptive  technologies that depend on a ready source of  low cost materials in order for these technologies to become commercially viable.

Solterra Renewable Technologies, Inc.

Solterra was organized in the State of Delaware on the 19th day of May 2008. The principal executive office of Solterra is located at 4724 Foothill Drive, Paradise Valley, AZ 85253 and its phone number is (214) 701-8779. Solterra, which is a wholly-owned subsidiary of Quantum Materials, is focused on using our materials to commercialize a quantum dot based solar cell technology.

Recent Developments

The following is an outline of the business accomplishments of the Company since July 2010.

•	Completed proof of concept for producing Tetrapod Quantum Dots (“TQD”) using the micro reactor process.
•	Completed 30 grams per week pilot scale production of TQD’s using continuous flow micro reactor process and next step is now large scale production.
•	Negotiated Memorandum of Understanding (“MOU”) with Saudi business group to establish TQD & solar cell production in the Kingdom of Saudi Arabia.
•	Negotiated and consummated alliance agreement with Nanoaxis for the joint development of nanobio products with initial focus on invitro diagnostic kits and drug delivery technologies using TQD’s.
•	Established focused R&D effort to develop production process and shelling techniques to produce extremely high quantum yield TQD’s.
•	Developed and implemented plan to establish nanobio R&D and production lab in Texas.
•
Negotiated rights to sub-license technologies with Rice University. This was necessary to complete the joint venture agreements that we have been negotiating in the middle east and will be necessary as we pursue similar JV’s in other regions.

•
Re-negotiated the Rice University license to split the single license agreement into two separate license agreements one with Quantum Materials Corp. for all medical applications and all electronics applications with the exception of solar, and one with Solterra Renewable Technologies Inc. just for solar. This is a significant step in structuring the parent company to be able to focus on developing new platform applications where quantum dots can be the enabling material and then forming wholly owned subsidiaries, like Solterra, to scale up and commercialize those technologies. The license agreements provide for the right to grant sublicenses subject to certain conditions.

•	Developed numerous proprietary processes, and have made significant discoveries that we believe will result in additional intellectual properties for the company.
•	Identified and began negotiations to license additional process and application oriented intellectual properties with recognized Universities for a broad range of nanotechnology related fields.

We can provide no assurances that our accomplishments to date will result in the grant of patents for our proprietary process, future sales and/or profitable operations.  See "Risk Factors."

Business Overview

Recently Quantum Materials has consumated an alliance agreement with Nanoaxis LLC. Nanoaxis specializes in developing leading edge bioimaging , biological diagnostic tools and drug therapies that rely on the unique properties of nanomaterials and more specifically TQD’s . Compared with the conventional organic dyes , quantum dots have several some attractive advantages: long-term photostability, higher fluorescent outcome, narrower fluorescence emission, sensitivity to the electric and magnetic field. These advantages give a broad prospect for quantum dots to be applied in the biophysics field.QMC is working with Nanoaxis for the joint development of these exciting new diagnostic tools and drug therapies. The immediate aim of the alliance is to develop Tetrapod Quantum Dot based Cancer diagnostic kits and theranostic applications including Alzheimer’s, Type 1 and Type 2 Diabetes, Breast Cancer and Major Depression.

Quantum Materials is developing specialized quantum dots for NanoAxis to functionalize with their proprietary biomedical nanomaterials for a multiplexing drug delivery platform for drug/gene therapy and diagnostic medical devices technologies. The technology alliance allows these technologies to be developed rapidly due to Quantum Materials’ ability to create the highest quality quantum dots in quantities necessary to support multiple projects with timely deliveries.

The immediate goal is to develop a QD microarray device for detection, diagnosis and quantification of early cancers. The QD-MI device will be designed for rapid detection and grading of various multiple cancers using blood assays; easily, with higher accuracy and at less cost than current single ELISA assays. All diagnostic and pharmaceutical products will include QMC quantum dots functionalized by NanoAxis biomedical IP nanotechnology. We anticipate we can achieve production and initiate sales in 2012 and based on our limited test marketing, we believe this product has the potential to be well received by the nanobio markets. However, no assurances can be given the the aforementioned plans will occur or lead to profitable operations.

According to a recent report published by BCC Research the total market for nanobiotechnology products is $19.3 billion in 2010 and is growing at a compound annual growth rate of 9% to reach a forecast market size of $29.7 billion by 2015.According to a New Report by Global Industry Analysts, Inc. the Global BioImaging Technologies Market is forecast to Reach US$37.4 Billion by 2017. Another recently published report by Bharatbook.com entitled "Quantum Dots : Technologies and Global Markets" indicates that the global market for quantum dots (QDs) in 2010 was worth an estimated $67 million in revenues. This market is projected to grow over the next 5 years, reaching almost $670 million by 2015, representing a tenfold increase. Optoelectronics, which includes quantum dot photovoltaics, represents one of the greatest market sectors. This area was launched in 2010 and is expected to increase at a 128.4% compound annual growth rate to reach a value of $310 million in 2015. The more established biomedical sector was valued at $48 million in 2010. This sector is expected to increase at a 30% compound annual growth rate to reach a value of $179 million in 2015.

Solterra is a development stage quantum dot solar cell technology and manufacturing company.  We perceive an opportunity for Solterra to acquire a significant amount of solar photovoltaic market share by commercializing a low cost quantum dot based third/fourth generation photovoltaic technology/solar cell, pursuant to an exclusive license agreement with William Marsh Rice University (“Rice University” or “Rice”).  Our objective is to become the first tetrapod quantum dot solar cell manufacturer and the first solar cell manufacture to be able to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, South America, Europe, the Middle East and Asia.

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

QMC/Solterra plans to:

a)
QMC will scale up Quantum Dot Production by applying proprietary technology licensed from Rice University for our quantum dot synthesis process and accomplishing large scale production using proprietary Micro-Reactor technology jointly developed through an agreement with Access2Flow an advanced flow chemistry consortium based in the Netherlands. These proprietary technologies enables QMC/Solterra to produce the highly desirable tetrapod quantum dots at a cost savings of greater than 75% compared to competing suppliers, and will organically supply QMC/Solterra’s requirements for quantum dots for its solar cells and other quantum dot enabled products. Additionally, QMC intends to market these TQD’s through various existing supply channels into various markets, including but not limited to lighting, security and electronics. The initial pilot scale up will take place at the Access2Flow facilities in the Netherlands and once optimized, equipment will be relocated as required to the  nanobiotechnology or solar cell production facility.

b)
Solterra will fbricate solar cells and optimize the performance of solar cells based on a proprietary blend of TQD’s .  The aim is to invest our best efforts to demonstrate and scale up production of low cost quantum dot solar cells having peak efficiency of greater than 10%. The efficiency of solar cells is the electrical power it puts out as percentage of the power in incident sunlight. Within the photovoltaic market, cell pricing and peak efficiency are key benchmarks for consumers in the decision for system selection and installation. The design and manufacture of Solterra's quantum dot based solar cells is projected to allow for the conversion of sunlight into usable electricity at a combination of efficiencies and cell cost at a very low "cents per kilowatt-hour" rate. The initial work was accomplished on site at the Arizona State University labs but such work was relocated to better accommodate the logistic requirements of our Chief Science Officer, Professor Ghassan Jabbour, who is now located at Kaust University in Saudi Arabia.

c)	Identify, license and or develop additional quantum dot enabled applications in the lighting, memory and medical fields.

Objectives:

                     The Current Objectives of the Company upon receipt of additional financing are as follows:

●
Become the first bulk manufacture of high quality tetrapod quantum dots and have Solterra become the first solar cell manufacturer to be able to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in the Middle East ,Asia, North America, South America, and Europe.

Build a robust intellectual property portfolio in Nanomaterials, Nanobio technologies, nanomaterials processes, third & fourth generation photovoltaics, quantum dot process technologies and numerous other quantum dot enabled technologies. Success criteria include completion of preparation and filing of numerous patent applications in the area of Nanomaterials, tetrapod quantum dots, continuous flow chemistry and Quantum Dot Solar Cell technology, although no assurances can be given that these goals will be achieved.

●
Initiate scaled manufacturing of tetrapod quantum dots, based in part on technology licensed from William H. Marsh Rice University, and building on continued research.  Planning includes the implementation of one or more TQD pilot lines The design of the pilot line is intended such that the initial target output of the line, at approximately one kilogram per day, can be further scaled at least by an order of magnitude to 100 Kilograms per day in 2012.  The output of the tetrapod quantum dots manufacturing will be used for QMC/Nnaoaxis Nanobio products and Solterra’s quantum dot solar cells as well as stand-alone sales to third party developers of quantum dot products such as lighting, battery’s, displays, memory and computer and consumer electronics.

●
Continue to develop and characterize the Quantum Dot Solar Cell product; moving towards pilot proof line for solar cells and leading to high throughput print line ultimately capable of yearly solar cell output near gigawatt range. Target cell efficiencies are 15% within 1 year and greater than 25% within five years.  Coupled within cell cost per watt decreasing below $.75/Watt, we intend to pursue initial product sales in late 2012 with significant increases in 2013.

Products:

Nano Materials

Quantum dots

A quantum dot is a semiconductor nanostructure that confines the motion of conduction band electrons, valence band holes, or excitons (bound pairs of conduction band electrons and valence band holes) in all three spatial directions.A Quantum Dot is also a semiconductor whose excitons are confined in all spatial dimensions. As a result, they have properties that are between those of  bulk semiconductors and those of discrete molecules.

 Quantum dots also refers to one of several promising materials niche sectors that recently have emerged from the burgeoning growth area of nanotechnology. Quantum dots fall into the category of nanocrystals, which also includes quantum rods and nanowires. As a materials subset, quantum dots are characterized by particles fabricated to the smallest of dimensions from only a few atoms and upwards. At these tiny dimensions, they behave according to the rules of quantum physics, which describe the behavior of atoms and sub atomic particles, in contrast to classical physics that describes the behavior of bulk materials, or in other words, objects consisting of many atoms.

Current and future applications of quantum dots impact a broad range of industrial markets. These include, for example, biology and biomedicine; computing and memory; electronics and displays; optoelectronic devices such as LEDs, lighting, and lasers; optical components used in telecommunications; and security applications such as covert identification tagging or biowarfare detection sensors.” Quantum dots, are inorganic semi-conductor nanoparticles that fluoresce when excited, and have widely been used by researchers in the biotechnology space. Research has shown that these nanoparticles offer a host of benefits when compared to organic fluorophores such as biological dyes. These benefits include:

•Increased photo-stability
•Longer shelf life
•Resilience to photo bleaching
•Increased sensitivity
•Narrow emission peaks
•Broad excitation profile
•Multiplexing capability

Tetrapod quantum dots are a form of inorganic fluorophores that offer not only the same advantages over organic dyes but also additional benefits over existing inorganic fluorophores.

  Tetra-Pod Quantum Dots

QMC/Solterra have worldwide exclusive license’s with Rice University for the manufacture of low cost, high quality tetrapod quantum dots using Rice developed intellectual property. QMC/Solterra is planning the scale up the bulk production of quantum dots based on this technology and an advanced continuous flow micro-reactor technology being developed in collaboration with Access2Flow. QMC intends to manufacture and sell these semiconductor materials for a broad range of emerging applications both in the United States and abroad. Solterra intends to manufacture TQD;s for its own use in producing solar cells.

The global market for quantum dots is expected to grow at a compound annual growth rate (“CAGR”) of over 90% during 2009-2013, according to a 2011 research report from RNCOS (www.rncos.com) and based upon a report available at Electronics.ca Publications, the global market for quantum dots, is projected to grow over the next five years at a CAGR of 90.7%, reaching over $700 million by 2013. Following the initially modest revenues generated by standalone colloidal quantum dots - primarily serving the life sciences, academic, and other industrial research and development communities - within the next 2 years several product launches with colloidal or in situ quantum dot underpinning will bolster market revenue considerably.

According to another RNCOS report entitled “Nanotechnology Market Forecast to 2013”, the global nanotechnology market is projected to grow at a CAGR of around 19% during 2011-2013. The report expects that the global market for nanotechnology based manufactured goods will be worth US$ 1.6 Trillion, representing a CAGR of around 50% during 2009-2013.

Quantum Dot Solar Cells
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

The installed base of photovoltaics world wide is only slightly more than 18 gigawatts (12.6 GW is the electrical power generated by the Itaipu Dam, the world's largest hydroelectric power plant) out of 18 Terawatts (18 Terawatts =18,000 gigawatts) that is used worldwide.

Electricity growth is projected to grow 76% from 2010 to 2030 (growing at average 2.5% per year from 18,429 Terawatts to 28,930 Terawatts) in the reference case. Increased demand is most dramatic in Asia, averaging 4.7% per year to 2030. Currently some two billion people have no access to electricity, and it is a high priority to address this need.

Competitive Strengths

We believe that QMC/Solterra’s licensed and proprietary technologies provide us with a number of competitive strengths that position us to become a leader in both the Nano-materials industry and the solar cell industry.

QMC’s Cost-per-Gram advantage. Our proprietary and patent pending chemistry, process technology and metering technologies enable us to produce high purity, highly uniform tetra-pod quantum dots in high volumes at a very competitive price point. Our intellectual property provides for a number of base elements from which we can produce these unique, highly desirable materials , including non-toxic materials that are well suited for medical and consumer electronics applications.

Solterra’s Cost-per-Watt advantage. Our proprietary thin film technology should allow us to achieve an average manufacturing       cost per watt less than $.75 and position Solterra’s cells as one of the lowest priced in the world and significantly less than the per watt manufacturing cost of crystalline silicon solar modules.

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

Market Opportunity

Global demand for electricity is expected to increase from 16.8 Terawatt hours in 2007 to 29 Terawatt hours in 2030, according to the Energy Information Administration. However, supply constraints, rising prices, dependence on foreign countries for fuel feedstock and environmental concerns could limit the ability of many conventional sources of electricity to supply the rapidly expanding global demand. These challenges create a growth opportunity for the renewable energy industry, including solar energy. According to the Department of Energy, solar energy is the only source of renewable power with a large enough resource base to supply a significant percentage of the world’s electricity needs. The solar industry has grown steadily as new technologies emerge for improved solar cell performance and higher volume production. The market for solar energy has grown at an annual rate of 20% since the 1990s, and credible estimates project growth rates above 25% annually in the next decade. The photovoltaics ("PV") industry generated $38.5 billion in global revenues in 2009, while successfully raising over $13.5 billion in equity and debt, the PV industry is expected to be a $60 billion market by 2016. With technological innovations lowering costs, and increased market growth leading to new jobs and export opportunities, solar energy is expected to contribute significantly to the economic growth of various nations. The properties of Solterra’s quantum dot technology, combined with emerging technologies for high-volume, low cost production of solar cells, positions Solterra to capture a significant share of the international market over time. That said, the company’s initial focus will be on providing new, high-efficiency cells in the Middle East where there is rapidly expanding need, but little or no local manufacturing capacity. In addition, Solterra’s proprietary quantum dot technology creates new opportunities in a number of other rapidly expanding markets. Using quantum dots for computer screens, televisions, advertising displays, cell phones, and other electronic devices, for example, can produce clearer, sharper pictures at significantly lower cost. There are also medical uses, such as biomarkers, which have tremendous potential in deepening the understanding of diseases and innovating new and dramatically better treatments. There are a large number of companies across the globe that manufacture and sell conventional and thin panel solar systems. According to a recent market survey, 2009 global production of photovoltaic (PV) cells and modules was 12.3 GW, with the top ten manufacturers accounting for 45% of the total Thin films represented 16.8% of total production, up from 12.5% in 2008. The most direct means for establishing the competitive value of Solterra’s quantum dot and high-volume printing approach is to note that, while classic PV installed cost is approximately $0.50/kWh, and today’s least expensive residential PV systems still cost approximately $0.38/kWh, the cells produced by Solterra are expected to provide electricity in the $0.08 - $0.14/kWh range. This translates into a cost saving of 66% under the cost of the current least expensive residential PV systems.

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

Further reduce manufacturing cost. We anticipate deploying continuous improvement systems and tools to increase the throughput of all of our production lines and the efficiency of our workforce and to reduce our capital intensity and raw material requirements. In addition, as we expand production, we believe we can absorb fixed costs over higher production volumes, reduce fixed costs by manufacturing in low-cost regions such as Malaysia, negotiate volume-based discounts on certain raw material and equipment purchases and gain production and operational experience that translate into improved process and product performance.

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

GROWTH OPPORTUNITIES

From 1990 to 2008, the average use of energy per person increased 10 % and the world population increased 27%. Regional energy use grew from 1990 to 2008. The following demonstrates a specific location with the percentage of growth indicated beside each location:   Middle East 170%, China 146%, India 91%, Africa 70%, Latin America 66%, USA 20%, EU-27 7 % and world 39%. Source: IEA/OECD, Population OECD/World Bank.

Comparing 2007 — the most recent year for which data are available through the International Energy Agency and the World Bank — with the demand exactly a decade earlier provides a snapshot of just how much that energy appetite has grown in the Middle East. Growth figures include:

Oman, up 135.9%
Qatar, up 112.9%
Iran, up 95.9%
Yemen, up 94.5%
Egypt, up 73.2%
Saudi Arabia, up 61.8%

That’s compared to an 80% growth in China and a 9.1% growth in the U.S.

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

Photovoltaic production has been doubling every 2 years, increasing by an average of 48 percent each year since 2002, making it the world’s fastest-growing energy technology. Still, solar power installations can grow 50% a year between now and 2014, for example, and still represent less than 1% of worldwide power generation capacity.

The top five photovoltaic producing countries are Japan, China, Germany, Taiwan, and the USA. At the end of 2010, cumulative global photovoltaic (PV) installations surpassed 40 GW. Roughly 90% of this generating capacity consists of grid-tied electrical systems. Such installations may be ground-mounted (and sometimes integrated with farming and grazing) or built into the roof or walls of a building (known as Building Integrated Photovoltaics, or BIPV for short).

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

License Agreement with Rice University

On August 20, 2008, Solterra entered into a License Agreement with Rice University. In September 2011, Solterra entered into an amended License Agreement and Quantum Materials entered into a new License Agreement with Rice. Rice is the owner of certain inventions and patent applications, know-how and rights pertaining to the synthesis of uniform nanoparticle shapes with high selectivity.  We have obtained the exclusive rights to license and sublicense (subject to Rice’s consent, which shall not be unreasonably withheld), develop, manufacture, market and exploit Rice’s inventions, patent applications and any issued patents in the case of Solterra, for the manufacture and sale of photovoltaic cells and photovoltaic applications and in the case of Quantum Materials for the manufacture and sale of quantum dots for electronic and medical applications (excluding photovoltaic applications). With respect to Rice’s patent applications, Rice made a provisional filing for an invention disclosure titled “synthesis of uniform nanoparticle shapes with high selectivity” with the United States Patent and Trademark Office on April 13, 2007 and a subsequent utility filing on April 11, 2008 under the Patent Cooperation Treaty (“PCT”). PCT enables the U.S. applicant to file one application, "an international application," in a standardized format in English in the U.S. Receiving Office (the U.S. Patent and Trademark Office), and have that application acknowledged as a regular national or regional filing in any State or region that is party to the PCT. Dr. Michael Wong is a director of our company and is the inventor of Rice’s patent application licensed by Solterra.

Our initial agreement with Rice requires the payment of certain patent fees to Rice and for us to acquire additional funding and to meet certain milestones by specific dates.  Rice and the Company recently established new milestones for the Company to achieve in the months and years ahead, the failure of which could lead to the termination of the license agreement.

Rice is entitled to receive during the term of each License Agreement certain royalties under the License Agreement of adjusted gross sales (as defined) ranging from 2% to 4% for photovoltaic cells and 7.5% of adjusted gross sales for quantum dots sold in electronic and medical applications. Minimum royalties payable under the License Agreement include $129,412 due August 1, 2012, $473,250 due August 1, 2013, $1,746,000 due August 1, 2014 and $3,738,600 due August 1, 2015 and each August 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. In the event of a Liquidity Event (as defined), Rice is entitled to receive from Licensee a fee of $750,000 within five business days of the Liquidity Event. The term of the License Agreement is to expire on the expiration date of Rice’s rights in its intellectual property and the Licensee’s rights are worldwide. Our Agreement, as amended, with Rice provides for termination of each Agreement in the event that we are determined to be insolvent as defined in the Agreements. The milestones of each License Agreement also require a quantum dot production pilot plant to be established by February 28, 2012, capable of producing 1,000 grams per week. No assurances can be given that this milestone will be met by the Company on a timely basis.

Agreement with Arizona State University

Solterra had an agreement with Arizona State University (“ASU”) pursuant to which ASU at a cost of $835,000 will assist Solterra under the direction of Dr. Ghassan Jabbour in scaling up or optimizing the solar cells so that they can be printed. As of June 30, 2010, $630,000 of these costs in this agreement have been incurred and a further $205,000 were to accrue before the end of the fiscal year ended June 30, 2010.  During February 2010, Dr. Jabbour accepted a Directorship at the King Abdullah University of Science and Technology (KAUST), in Saudi Arabia, as a result of Dr. Jabbour now being located in Saudi Arabia it is no longer logistically feasible for him to conduct the development work at ASU. As of December 31, 2010, we have paid ASU $175,000 under our contract with ASU. We are therefore working with Dr. Jabbour to continue his development work at the KAUST facilities and we are negotiating a substantially reduced fee with ASU..  Dr. Jabbour is also our Chief Science Officer and is an employee of QMC/Solterra.

Agreement with University of Arizona

Solterra has entered into an exclusive Patent License Agreement with the University of Arizona ("UA") to license US Patent # 7,015,052, which was issued on March 21, 2006, entitled Screen Printing Techniques for the Fabrication of Organic Light - Emitting Diodes. Pursuant to the License Agreement, Solterra has an exclusive license to market, sell and distribute licensed products within its field of use which is defined as organic light emitting diodes in printed electronic displays and all other printed electronic components. Solterra has the right to grant sublicenses with respect to the licensed product and the license method (as defined in the agreement). Pursuant to said agreement, as amended. we are obligated to pay  minimum annual royalties of $25,000 by June 30, 2012, $50,000 by December 31, 2012, $125,000 by June 30, 2013 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the Consumer Price Index.  Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. Our Agreement with UA may be terminated by UA in the event that we are in breach of any provision of thie Agreement and said breach continues for 60 days after receiving written notice. Our Agreement with UA will also automatically terminate if Solterra becomes insolvent or unable to pay its debts as they become due. We can provide no assurances that we will be able to meet our obligations under our Agreement with UA. Termination of our Agreement with UA could materially adversely affect our operations.

Employees

As of November 30, 2011, we have seven full-time staff (including Stephen Squires) and one part-time employee namely, Dr. Ghassan E. Jabbour.  We anticipate that we will hire additional key staff upon receipt of financing in areas of Chief Operating Officer, research and development, administration/accounting, , operations and sales/marketing.

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

Our independent auditors’ report to our audited consolidated financial statements for the past three years indicate that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

Our intended business is based on rights granted to Solterra pursuant to a license agreement with William Marsh Rice University.

We have entered into exclusive license agreements, as amended (the “License”) with Rice University to use, develop, manufacture, market and exploit certain inventions, patent applications and issued patents of licensor with respect to the manufacture and sale of photovoltaic cells and the manufacture and sale of quantum dots for electronic and medical applications. Our license agreements with Rice University require us to be financially solvent, meet certain milestones and other obligations, conditions and to make certain royalty and other payments during the term of the license agreement.  Any default under the terms of our license agreement, which if not cured or waived by Rice University, could result in the loss of our exclusive license agreements and the right to manufacture and sell our intended products. The loss of our exclusive license agreement with Rice University would have a material adverse affect on our operations and investors could lose their entire investment.

Our intended business is dependent on our patent license agreement with University of Arizona.  Our ability to print electronics, such as solar cells, is based upon our Agreement with the University of Arizona.

Solterra has entered into an exclusive Patent License Agreement with the University of Arizona ("UA") to license US Patent # 7,015,052, which was issued on March 21, 2006, entitled Screen Printing Techniques for the Fabrication of Organic Light - Emitting Diodes. Pursuant to the License Agreement, Solterra has an exclusive license to market, sell and distribute licensed products within its field of use which is defined as organic light emitting diodes in printed electronic displays and all other printed electronic components. Solterra has the right to grant sublicenses with respect to the licensed product and the license method (as defined in the agreement). Pursuant to said agreement, as amended. we are obligated to pay  minimum annual royalties of $25,000 by June 30, 2012, $50,000 by December 31, 2012, $125,000 by June 30, 2013 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the Consumer Price Index.  Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. Our Agreement with UA may be terminated by UA in the event that we are in breach of any provision of thie Agreement and said breach continues for 60 days after receiving written notice. Our Agreement with UA will also automatically terminate if Solterra becomes insolvent or unable to pay its debts as they become due. We can provide no assurances that we will be able to meet our obligations under our Agreement with UA. Termination of our Agreement with UA could materially adversely affect our operations.

Our recent business accomplishments do not assure the success of the Company.

The following is an outline of the business accomplishments of the Company since July 2010.

●	Completed proof of concept for producing Tetrapod Quantum Dots (TQD) using the micro reactor process.
●	Completed 30 grams per week pilot scale production of TQD’s using continuous flow micro reactor process and next step is now large scale production.
●	Negotiated Memorandum of Understanding (“MOU”) with Saudi business group to establish TQD & solar cell production in the Kingdom of Saudi Arabia.
●	Negotiated and consummated alliance agreement with Nanoaxis for the joint development of nanobio products with initial focus on invitro diagnostic kits and drug delivery technologies using TQD’s.
●	Established focused R&D effort to develop production process and shelling techniques to produce extremely high quantum yield TQD’s.
●	Developed and implemented plan to establish nanobio R&D and production lab in Texas.
●
Negotiated rights to sub-license technologies with Rice University. This was necessary to complete the joint venture agreements that we have been negotiating in the middle east and will be necessary as we pursue similar JV’s in other regions.

●
Re-negotiated the Rice University license to split the single license agreement into two separate license agreements one with Quantum Materials Corp. for all medical applications and all electronics applications with the exception of solar, and one with Solterra Renewable Technologies Inc just for solar. This is a significant step in structuring the parent company to be able to focus on developing new platform applications where quantum dots can be the enabling material and then forming wholly owned subsidiaries, like Solterra, to scale up and commercialize those technologies.

●	Developed numerous proprietary processes, and have made significant discoveries that we believe will result in additional intellectual properties for the company.
●	Identified and began negotiations to license additional process and application oriented intellectual properties with recognized Universities for a broad range of nanotechnology related fields.

We can provide no assurances that our accomplishments to date will result in the grant of patents for our proprietary process, future sales and/or profitable operations.

Quantum Materials is developing specialized quantum dots for NanoAxis to functionalize with their proprietary biomedical nanomaterials for a multiplexing drug delivery platform for drug/gene therapy and diagnostic medical devices technologies. The technology alliance allows these technologies to be developed rapidly due to Quantum Materials’ ability to create the highest quality quantum dots in quantities necessary to support multiple projects with timely deliveries.

The immediate goal is to develop a QD microarray device for detection, diagnosis and quantification of early cancers. The QD-MI device will be designed for rapid detection and grading of various multiple cancers using blood assays; easily, with higher accuracy and at less cost than current single ELISA assays. All diagnostic and pharmaceutical products will include QMC quantum dots functionalized by NanoAxis biomedical IP nanotechnology. We anticipate we can achieve production and initiate sales in the first quarter of 2012 and based on our limited test marketing, we believe this product has the potential to be well received by the nanobio markets. However, no assurances can be given that the aforementioned plans will occur or lead to profitable operations.

We will need additional funds to meet our obligations under our Secured Debentures which become due and payable upon the earlier of November 4, 2011 or a default under the Transaction Documents.

Pursuant to Transaction Documents (as defined under item13), we borrowed $1,500,000 from certain non-affiliated parties on November 4, 2008 and issued Debentures secured by a pledge of stock from Mr. Squires, our Chief Executive Officer and by our assets. Recently, the Debenture holders agreed to extend the due date of these Debentures to November 4, 2012.  We can provide no assurances that we will be able to meet our obligations under the Transaction Documents, the failure of which could materially adversely affect our operations and business prospects and our ability to meet our obligations as they become due and payable under the Debentures.

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

We expect to expand our business in order to satisfy demand for our quantum dots and solar power products and obtain market share. To manage the development and expansion of our operations, we will be required to improve our operational and financial systems, procedures and controls and expand, train and manage a larger employee base. Our management will also be required to maintain and expand our relationships with distribution partners, suppliers and other third parties and attract new distribution partners and suppliers. In addition, our current and planned operations, personnel, systems and internal procedures and controls might be inadequate to support our future growth. If we cannot manage our growth effectively, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, and our business and results of operations could be harmed.

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

The development of a successful market for our solar power products may be adversely affected by a number of factors, many of which are beyond our control, including:

●	our failure to produce solar power products that compete favorably against other solar power products on the basis of cost, quality and performance;
●
our failure to produce solar power products that compete favorably against conventional energy sources and alternative distributed generation technologies, such as wind and biomass, on the basis of cost, quality and performance;

●	whether or not customers will accept our new technology; and
●	our failure to develop and maintain successful relationships with distributors, systems integrators, project developers and other resellers, as well as strategic partners.

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

Significant management attention and financial resources will be required to develop successfully our sales channels. In addition, the marketing, distribution and sale of our solar power products outside the United States expose us to a number of markets in which we have limited experience. If we are unable to manage effectively these risks, it could impair our ability to grow our business abroad. These risks include:

●difficult and expensive compliance with the commercial and legal requirements;
●encountering trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could affect the competitive pricing of our solar power products and reduce our market share in some countries;
●unavailability of government grants from foreign sources, or for government grants that have been approved, risk of forfeiture or repayment in whole or in part:
●fluctuations in currency exchange rates relative to the U.S. dollar;
●limitations on dividends or restrictions against repatriation of earnings;
●difficulty in recruiting and retaining individuals skilled in international business operations; and
●increased costs associated with maintaining international marketing efforts.

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

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

●	cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

●	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

●	success of alternative distributed generation technologies such as fuel cells, wind power and micro turbines;

●
fluctuations in economic and market conditions that impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

●	capital expenditures by customers that tend to decrease when the United States or global economy slows;

●	continued deregulation of the electric power industry and broader energy industry; and

●	availability of government subsidies and incentives.

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

We have entered into license agreements for technologies and intellectual property rights, including quantum dots. Our license agreements with Rice University, which currently do not permit us the right to grant sublicenses without their prior written consent, which consent shall not be unreasonably withheld, is subject to terms and conditions which may limit our ability to use the licensed intellectual property under certain circumstances. For example, our quantum dot license may terminate if we materially breach the license agreement or if we abandon the construction of a manufacturing facility to exploit the licensed technology. We may need to enter into additional license agreements in the future for other technologies or intellectual property rights of third parties. Such licenses, however, may not be available to us on commercially reasonable terms or at all.

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

In the event that an established trading market develops in the future, of which there can be no assurances given, the market price of our shares of common stock may be based on factors that may not be indicative of future market performance. Consequently, the market price of our common stock after this transaction may vary greatly. If a market for our common stock develops, there is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

●	variations in our quarterly operating results;
●	announcements that our revenue or income/loss levels are below analysts' expectations;
●	general economic slowdowns;
●	changes in market valuations of similar companies;
●	announcements by us or our competitors of significant contracts; and/or
●	acquisitions, strategic partnerships, joint ventures or capital commitments.

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

Since inception of Solterra, Solterra utilizes the home of Stephen Squires in Arizona as an executive office.  During the years ended June 30, 2009, 2010 and 2011, the Company has reimbursed Stephen Squires $11,040, $11,520 and $11,520, respectively, for the use of his premises.   The Company also had leased about 200 square feet of laboratory office space from Arizona State University ("ASU") at a cost of $410 per month. This lease arrangement terminated in June, 2010. The principal executive office of the Company will be moved in 2012 to a new research facility to be opened in Austin, Texas. All mail sent to our principal executive office mentioned on the cover page of this Form 10-K is being sent to Mr. Squire's home until January 31, 2011 and after that date, to our new facility in Austin, Texas.

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

The table below sets out the range of high and low sales information for our common stock for each quarterly period from July 1, 2009 through September 30, 2011.

Quarter Ended	High	Low
September 30, 2011	.24	.14
June 30, 2011	.22	.09
March 31, 2011	.20	.11
December 31, 2010	.15	.11
September 30, 2010	.07	.07
June 30, 2010	.10	.10
March 31, 2010	.27	.08
December 31, 2009	.14	.08
September 30, 2009	.15	.08

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of June 30, 2011, there were 49 record holders and an estimated 900 beneficial holders of our common stock.

Dividends

We have not paid dividends on our common stock, and do not anticipate paying dividends on our common stock in the foreseeable future.

Issuer Repurchases of Equity Securities

During fiscal 2011, there were no repurchases of our equity securities.

Recent Sales of Unregistered Securities

(a)	From July 1, 2010 to June 30, 2011, we had the following sales of unregistered Common Stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
July 2010	Common Stock	300,000	Services rendered	Section 4(2); and/or Rule 506	Not applicable.

July 2010 - September, 2010	Common Stock and Common Stock Purchase Warrants	625,000 Shares; 625,000 Warrants	$50,000 received; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $.08 per share.

September, 2010	Common Stock	591,797	Shares issued in exchange for $60,000 of interest through September 1, 2010	Section 4(2); and/or Rule 506	Not applicable.

September, 2010	Common Stock	700,000	Services rendered	Section 4(2); and/or Rule 506	Not applicable.

October 2010	Common Stock	1,700,000	Services rendered and $30,000 in cash and expense reimbursement received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

November 2010	Common Stock Purchase Warrants	10,508,331	Services rendered (forgiveness of wages); no commissions paid	Section 4(2)	Warrants exercisable at $.075 per share through November 4, 2015

December 2010	Common Stock	426,136	Shares issued in Exchange for $30,000 of interest through December 1, 2010	Section 4(2); and/or Rule 506	Not applicable.

January 2011	Common Stock	10,000,000	Services rendered in exchange for 8,199,034 shares; 1,800,966 shares in exchange for $270,145 of cash advances which were forgiven by CEO; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

March 2011	Common Stock	298,805	Shares issued in exchange for $30,000 of interest through March 1, 2011	Section 4(2); and/or Rule 506	Not applicable.

March 2011	Common Stock	226,667	$20,000 received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

April 2011	Common Stock and Common Stock Purchase Warrants	525,000 Shares; 133,334 Warrants	$50,000 received; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $.15 per share. [verify prices]

May 2011	Common Stock and Common Stock Purchase Warrants	664,773 Shares; 545,673 Warrants	$60,000 received; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $.08 per share. [verify prices]

May 2011	Common Stock	9,500,000	Services rendered; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

June 2011	Common Stock	312,501	Shares issued in exchange for $30,000 of interest through June 1, 2011	Section 4(2); and/or Rule 506	Not applicable.

June 2011	Common Stock	1,162,337	$101,500 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the year ended June 30, 2011, there were no repurchases by the Company of its Common Stock.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We are a start-up solar technology and quantum dot manufacturing firm.  We perceive an opportunity to acquire a significant amount of both quantum dot and solar photovoltaic market share by commercializing a low cost quantum dot processing technology and a low cost quantum dot based third generation photovoltaic technology/solar cell, pursuant to exclusive license agreements with William Marsh Rice University (“Rice University” or “Rice”).  Our objective is for Quantum to become the first bulk manufacture of high quality tetrapod quantum dots and for Solterra to be the first solar cell manufacturer to be able to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, Europe, the Middle East and Asia.

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

Outstanding Debentures

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of the Company (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture had a term of three years maturing on November 4, 2011, which was recently extended to November 4, 2012, bearing interest at the rate of 8% per annum and is prepayable by the Company at anytime without penalty, subject to the Debenture holders’ conversion rights. Each Debenture is convertible at the option of each Lender into the Company’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”), currently at a conversion price of $.12 per share (the “Conversion Price”).  The Registration Rights Agreement requires the Company to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event the Company fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale. The Debentures are secured by the assets of the Company and are guaranteed by Solterra as the Company’s subsidiary. In the event the Debentures are converted in their entirety, the Company would be required to issue an aggregate of 12,500,000 shares of the Company’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company’s Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction.   As of the filing date of this Form 10-K, the Debenture Holders have taken no action under a Registration Rights Agreement or other transaction documents to notify the Company that it is in default under any of such agreements even though an event of default may be deemed to exist. See "Risk Factors."

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

Long-lived assets
We review our long-lived assets, which include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as “the asset”) may not be recoverable.  Such circumstances include, but are not limited to:

●	a significant decrease in the market price of the asset;

●	a significant change in the extent or manner in which the asset is being used;

●	a significant change in the business climate that could affect the value of the asset;

●	a current period loss combined with projection of continuing loss associated with use of the asset; and

●	a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

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

Plan of Operation

QMC/Solterra plans to:

a)
QMC will scale up Quantum Dot Production by applying proprietary technology licensed from Rice University for our quantum dot synthesis process and accomplishing large scale production using proprietary Micro-Reactor technology jointly developed through an agreement with Access2Flow an advanced flow chemistry consortium based in the Netherlands. These proprietary technologies enables QMC/Solterra to produce the highly desirable tetrapod quantum dots at a cost savings of greater than 75% compared to competing suppliers, and will organically supply QMC/Solterra’s requirements for quantum dots for its solar cells and other quantum dot enabled products. Additionally, QMC intends to market these TQD’s through various existing supply channels into various markets, including but not limited to lighting, security and electronics. The initial pilot scale up will take place at the Access2Flow facilities in the Netherlands and once optimized, equipment will be relocated as required to the  nanobiotechnology or solar cell production facility.

b)
Solterra will fbricate solar cells and optimize the performance of solar cells based on a proprietary blend of TQD’s .  The aim is to invest our best efforts to demonstrate and scale up production of low cost quantum dot solar cells having peak efficiency of greater than 10%. The efficiency of solar cells is the electrical power it puts out as percentage of the power in incident sunlight. Within the photovoltaic market, cell pricing and peak efficiency are key benchmarks for consumers in the decision for system selection and installation. The design and manufacture of Solterra's quantum dot based solar cells is projected to allow for the conversion of sunlight into usable electricity at a combination of efficiencies and cell cost at a very low "cents per kilowatt-hour" rate. The initial work was accomplished on site at the Arizona State University labs but such work was relocated to better accommodate the logistic requirements of our Chief Science Officer, Professor Ghassan Jabbour, who is now located at Kaust University in Saudi Arabia.

c)	Identify, license and or develop additional quantum dot enabled applications in the lighting, memory and medical fields.

Objectives:

                     The Current Objectives of the Company upon receipt of additional financing are as follows:

●
Become the first bulk manufacture of high quality tetrapod quantum dots and have Solterra become the first solar cell manufacturer to be able to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in the Middle East ,Asia, North America, South America, and Europe.

Build a robust intellectual property portfolio in Nanomaterials, Nanobio technologies, nanomaterials processes, third & fourth generation photovoltaics, quantum dot process technologies and numerous other quantum dot enabled technologies. Success criteria include completion of preparation and filing of numerous patent applications in the area of Nanomaterials, tetrapod quantum dots, continuous flow chemistry and Quantum Dot Solar Cell technology, although no assurances can be given that these goals will be achieved.

●
Initiate scaled manufacturing of tetrapod quantum dots, based in part on technology licensed from William H. Marsh Rice University, and building on continued research.  Planning includes the implementation of one or more TQD pilot lines The design of the pilot line is intended such that the initial target output of the line, at approximately one kilogram per day, can be further scaled at least by an order of magnitude to 100 Kilograms per day in 2012.  The output of the tetrapod quantum dots manufacturing will be used for QMC/Nnaoaxis Nanobio products and Solterra’s quantum dot solar cells as well as stand-alone sales to third party developers of quantum dot products such as lighting, battery’s, displays, memory and computer and consumer electronics.

●
Continue to develop and characterize the Quantum Dot Solar Cell product; moving towards pilot proof line for solar cells and leading to high throughput print line ultimately capable of yearly solar cell output near gigawatt range. Target cell efficiencies are 15% within 1 year and greater than 25% within five years.  Coupled within cell cost per watt decreasing below $.75/Watt, we intend to pursue initial product sales in late 2012 with significant increases in 2013.

Liquidity and Capital Resources

At June 30, 2011 the Company had a working capital deficit of approximately $3,439,868 with total liabilities of approximately $3,439,966. Approximately $512,000 of these liabilities are owed to our officers, directors and employees for services rendered and accrued through June 30, 2011.  The Company has been in the development stage since inception. As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture as well as advances from a director, shareholder and employees’ wages being partially or fully accrued but not paid.

As of June 30, 2011, the Company lacks cash or cash equivalent assets and continues to incur losses in its development stage operations.  The Company has been relying on loans from its Chief Executive Officer resulting from private sale transactions in our common stock owned by him.  The Company has also relied on various universities performing work and providing U.S. licensing rights under business agreements in which the Company is in arrears in payments as well as employees and consultants agreeing to defer payment of wages and fees owed to them.   Currently, the Company is seeking additional financing; however, no definitive agreements for additional financing have been received and the Company cannot provide any assurance that additional funding will be available to finance our operations on terms acceptable to us, if at all, in order to support our plan of operations.  If we are unable to achieve the financing necessary to continue our plan of operations, then our stockholders may lose their entire investment in the Company.  See "Notes to Financial Statements."

Cash was used in operating activities of $227,054 for fiscal 2011. This is a result of a net loss of $3,816,028 partially offset by stock issued for services of $1,244,000, increases in accounts payables and accrued liabilities of $929,261, change in fair value of warrants and embedded conversion feature of $388,943, consideration of convertible debenture discount of $586,322 and amortization of deferred finance cost of $105,000. There were no cash flows used in investing activities in 2011. Cash flows from financing activities during 2011 were $227,133 which consisted of $297,500 from the proceeds of the sale of common stock and $70,367 from related party advances from Stephen Squires, our Chief Executive Officer, for certain loans to the Company. In 2010, our board approved granting Mr. Squires the right to convert loans made by him of up to $200,000 into a maximum 5% interest in the common stock of Solterra. This is a two-year option. As of June 30, 2011, Mr. Squires does not have any unreimbursed cash advances due to him, and has accrued payroll and expenses totaling $75,124 owed to him and accrued payroll of $62,577 owed to his wife in her role as a bookkeeper for the Company.

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $11,331,192 since its inception, at June 30, 2011, has a working capital deficit of $3,439,868 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and substantial additional financing during fiscal 2012 to maintain its development stage operations. The Company is exploring all reasonable avenues of financing at this time, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all. In this respect, see “Note 2” in our notes to the consolidated financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

In May 2011, David Doderer ($81,250), Robert Glass ($61,250), Ghassan Jabbour ($62,500), Andrew Robinson ($50,000) and Toshinon Ando ($65,000) converted the amount of monies set forth beside their names into five-year warrants to purchase  738,636 shares, 556,818 shares, 568,181 shares, 454,545 shares and 590,909 shares, respectively, In summary, a total of $320,000 was converted into warrants to purchase 2,909,089 shares exercisable at $.11 per share through the expiration date of May 18, 2016.

Loans from Stephen Squires

In November 2008, Mr. Squires received 35,500,000 shares of the Company's Common Stock as part of a plan of reorganization, 20,000,000 of which he pledged to secure certain company indebtedness. Between December 2008 and December 2010, Mr. Squires privately sold an aggregate of approximately 13,431,000 shares of the Company's Common Stock for an aggregate of $595,000. Mr. Squires advanced to the Company cash loans and made payment of Company expenses utilizing $270,145 of the net proceeds of these private sales. On December 30, 2010, the Board of Directors authorized Mr. Squires to receive 10,000,000 restricted shares of Quantum Material Corp. in recognition of his support of the Company and in cancellation of all outstanding cash loans and advanced expenses totaling $270,145.

In January 2010, the board of directors granted Mr. Squires the option to convert his cash loans to the Company into common stock of the Company's subsidiary. In this respect, Mr. Squires has a two-year option to convert up to $200,000 into a maximum of 5% of the outstanding common stock of Solterra.  As of the filing date of this Form 10-K, Mr. Squires has declined to exercise this option.

Results of Operations – June 30, 2011 versus June 30, 2010

Balance Sheet – June 30, 2011

Cash

At June 30, 2011, the Company’s balance sheet included cash of $98 compared to cash of $19 at June 30, 2010, representing an increase in cash of $79 for the year.   An amount of  $297,500 was raised through the sale of common stock in the current year as compared to $250,000 in the prior year,  however operating costs have consumed the entire amount leaving the current cash balance of $98.

The Company has been in a development stage since inception.  As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture in November 2008 as well as advances from related parties.

License

In July 2009, the Company concluded a license agreement with the University of Arizona.  This agreement gives the Company exclusive rights for the creation, manufacturing, use, production, distribution, and marketing of products and services from innovations represented by the technical information and patent rights regarding the light emitting diodes in printed electronic displays and all other printed electronic components.  Of the total $55,000 recorded, $15,000 represents the license fee paid.  The license agreement also specifies minimum royalty payments starting in January 2011.  This agreement also requires the Company to pay for all patent costs on the patents owned by University of Arizona and licensed to the Company.

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

Patent license costs have been expensed as professional fees in general and administrative expenses and amounted to $4,331 and $24,750 respectively in the year ended June 30, 2011 and June 30, 2010.

Furniture and equipment

During the year ended June 30, 2011, the company did not have any acquisitions or disposals of office equipment and furniture as compared to June 30, 2010 where the Company acquired $1,500 and disposed of $5,343 of office equipment and furniture.  The company is amortizing the office equipment and furniture on a straight line basis over 3 and 7 years, respectively, and has charged operations with $4,048 of amortization for this year and $4,808 in the prior year.

Deferred financing costs

Deferred finance cost, net were $36,167 at June 30, 2011.  This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized using the effective interest method over the thirty-six month life of the debenture.  The balance at June 30, 2010 was $141,167.

Accounts payable and accrued liabilities

The balance at June 30, 2011 was $861,635.  Included in accounts payable is accrued interest on the convertible debenture of $10,000, development expenses of $516,893, patent maintenance fees associated with the licenses of $27,405, legal and auditor expenses of $92,375, and other operating expenses of $214,962.  The balance at June 30, 2010 was $844,398 which included accrued interest of $40,000, development expenses of $556,393, patent maintenance fees of $21,292, legal and audit expenses of $72,234, and other operating expenses of $154,478.

Accounts payable related party

At June 30, 2011 there were $446,027 due to related parties.  This represents unpaid wages to officers and executive directors of the Company.  At June 30, 2010 the balance was $696,100.

Advances related party

At June 30, 2011 there were no advances due to related party.  On December 30, 2010, the Board of Directors authorized Mr. Squires to receive 10,000,000 restricted shares of Quantum Material Corp. in recognition of his support of the Company and in cancellation of all outstanding cash loans and advanced expenses totaling $270,144.  At June 30, 2010 the balance was $70,367.

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

As part of implementing ASC 815-40-14 the Company adjusted accumulated deficit by $162,643 and additional paid in capital by $212,184.  The fair value of the derivatives as of June 30, 2011 was estimated by management to be $1,223,000 as compared to the estimated fair value at June 30, 2010 of $834,057. The increase of $388,943 has been charged to operations in the current year.

Convertible debenture

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents to obtain $1,500,000 in gross proceeds from three non-affiliated parties in exchange for 3,525,000 restricted shares of Common Stock of Hague Corp and Debentures in the principal amount aggregating $1,500,000. Each Debenture has a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is pre payable by the Company at anytime without penalty, subject to the Debenture holders’ conversion rights.  The Company recorded a discount of $1,155,826 associated with the 3,525,000 shares issued.  The discount will be amortized over the original three year life of the debenture. Each Debenture is convertible at the option of each Lender into Hague Corp’s Common Stock, at a conversion price of $.2667 per share which was decreased by agreement in fiscal 2010 to $0.12.  The Debentures are secured by the assets of Hague Corp and are guaranteed by Solterra as Hague Corp’s subsidiary and through a pledge of 20,000,000 shares by Stephen Squires, the Company’s Chief Executive Officer. In the event the Debentures are converted in their entirety, the Company would be required to issue and aggregate of 12,500,000 shares of Quantum Material Corp’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company’s Common Stock at a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company or other material event could cause an event of default under the Transaction Documents.  The balance of the convertible debenture net of the discount at June 30, 2011 was $908,405 and at June 30, 2010 the balance was $ 322,083.  The discount is being amortized resulting in the convertible debenture balance being $1,500,000 at November 4, 2011. Recently, the Debenture holders agreed to a one year extension of the due date of their loan. In partial consideration of such loan extension, the Company agreed to issue to the Debenture holders warrants to purchase an aggregate of 2,000,000 shares of Common Stock exercisable at $.08 per share. See “Item 11” and “Item 1 – Risk Factors.”

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

During the fiscal year ended June 30, 2011 according to the provisions of the Convertible Debenture agreement, the Company elected to issue 1,629,239 shares of the Company’s Common Stock to pay accrued interest on the debentures.  The Company also awarded 8,499,034 shares of common stock with employee contracts and the Company issued 11,525,000 shares for contracted services. In addition, the company issued 1,988,466 shares to Stephen Squires for settlement of liabilities.  The Company also issued 3,141,277 shares of common stock at between $0.08 per share and $0.14 per share for a total of $297,500. Common stock increased from 83,868,430 shares at June 30, 2010 to 110,651,446 shares at June 30, 2011.

Statement of operations – June 30, 2011

General and administrative expenses

During the twelve months ended June 30, 2011 the Company incurred $2,420,262 of general and administrative expenses compared to the $3,036,667 recorded for the twelve months ended June 30, 2010.  The decrease of $616,405 can be attributed to two occurrences.  Included in the current years expenses are $16,556 of stock based compensation attributed to services agreements as compared to $804,000 in the previous year ended June 30, 2010 accounting for an decrease of $787,444. Remuneration for the current year increased by $175,855 to $833,355 as compared to $657,500 in the prior year due to employees being paid for a full twelve months in the current year.  In addition, there was an increase of $28,038 in employee stock compensation expense and an increase of $61,573 in travel expenses in the current year as compared to the prior year. There was a decrease in all other general and administrative expenses of $62,137 from the prior year.

Included in the expenses for the current twelve months were stock based compensation of $16,556, other professional fees of $1,246,441, wages of $833,355, license maintenance costs of $4,331, legal and audit of $90,003, corporate expense of $18,647, office expenses of $28,280, travel expense of $165,156 and amortization of furniture and equipment of $4,048.  General and administrative expenses for the twelve months ended June 30, 2010 included stock based compensation of $1,231,817, other professional fees, $836,320, wages of $657,500, license maintenance costs of $24,750, legal and audit of $86,026, corporate expenses of $42,181, office expense of $49,682, travel expense of $103,583 and amortization of furniture and equipment of $4,808.

Research and development expenses.

The Company did not incur any research and development expenses in the twelve months ended June 30, 2011, as compared to $340,473 in the twelve months ended June 30, 2010.  The Company has two development agreements in place with major universities.  One development agreement to optimize the printing process of solar cells and the other development agreement to optimize the manufacturing process for quantum dots.

Amortization of convertible debenture discount

The convertible debenture discount of $1,500,000 is being amortized over the 36 month term of the debenture using the effective interest method.  The debenture was issued on November 4, 2008.  Amortization recorded for the twelve month period ended June 30, 2011 was $586,322.  The amortized balance of the discount at June 30, 2011 is $591,595 resulting in the convertible debenture value on the balance sheet net of the discount $908,405. At June 30, 2010 the amortization for the twelve months was $227,728.

Amortization of deferred finance cost

This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized using the effective interest method over the thirty-six month life of the debenture.  Amortization expense recorded for the twelve month period ended June 30, 2011 was $105,000.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008.  Interest expense recorded for the period ended June 30, 2011 was $177,693 compared to $195,841 in the prior year ended June 30, 2010.

According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.   In the year ended June 30, 2011, the Company issued 1,629,239 shares of the Company’s restricted Common Stock to pay $207,693 of accrued interest.   As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  The effect of this extra interest expense for the twelve months ended June, 30 2011 is $57,693.  As at June 30, 2010, in aggregate the company issued 2,018,466 shares of the Company’s restricted Common Stock to pay $159,000 of accrued interest. The cumulative effect of the extra interest expense for the year ended June 30, 2010 is $75,841.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the year ended June 30, 2011 was $388,943 as compared to the change in value recorded in the year ended June 30, 2010 of $338,145.

Warrant expense

The Company issued 1,777,110  common stock warrants and has attributed $122,808 to the warrant value using the Black Scholes price model during the year ended June 30, 2011. The Company issued 2,000,000 common stock warrants and attributed a value of $179,913 using the Black Scholes price model for the year ended June 30, 2010.

Significant Accounting Pronouncement

The Company follows Accounting Standards Codification 740 (ASC 740), “Income Taxes.”  Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and amounts used for income tax reporting purposes, and (b) net operating loss carry forwards.  No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no refundable taxes were paid previously.  Similarly, no deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not likely to be realized. At June 30, 2011, the Company had unused net operating loss carryover approximating $5,045,000 and at June 30, 2010 an amount in aggregate of $5,216,000.

Item 8.	Consolidated Financial Statements

Consolidated Financial Statements

The report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Schedules are set forth beginning on page 37 of this Annual Report on Form 10-K following this page.

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Quantum Materials Corp.:

I have audited the balance sheets of Quantum Materials Corp. as of June 30, 2011 and the related statement of operations, changes in stockholders’ equity, and cash flows for the year then ended and for the period May 19, 2008 (date of inception) through June 30, 2011.  These financial statements were the responsibility of the Company’s management.  My responsibility was to express an opinion on these financial statements based on my audit.  The financial statements of Quantum Materials Corp. as of June 30, 2010 were audited by other auditors whose report dated January 24, 2011 on those financial statements included an explanatory paragraph describing going concern issues as discussed in Note 2 to the financial statements.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Quantum Materials Corp. as of June 30, 2011, and the results of its operations and its cash flows for the years then ended and for the period May 30, 2006 (date of inception) through June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has had no revenues, has incurred recurring losses resulting in accumulated deficit, negative cash flows from operations and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Peter Messineo, CPA
Palm Harbor, Florida
December 22, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Quantum Materials Corp.
(A Development Stage Company, formerly Hague Corp.)

Tempe, Arizona

We have audited the accompanying consolidated balance sheets of Quantum Materials Corp. (the “Company”) as of June 30, 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended and for the period from May 19, 2008 (inception) through June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum Materials Corp. as of June 30, 2010, and the results of its operations and its cash flows for the year then ended and for the period from May 19, 2008 (inception) through June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

LBB & Associates Ltd., LLP
Houston, Texas
January 24, 2011

Quantum Materials Corp.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30	June 30
	2011	2010

ASSETS
Current
Cash	$98	$19

Total current assets	98	19

Licenses	55,000	55,000
Furniture and equipment, net of amortization	3,821	7,869
Deferred financing cost, net	36,167	141,167

Total other assets	94,988	204,036

Total assets	$95,086	$204,055

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued Liabilities	$861,635	$844,398
Accrued liabilities - related party	446,027	696,100
Advances related party	-	70,367
Deferred revenue	899	-
Fair value of embedded conversion feature	1,223,000	834,057
Convertible debenture, net of discount	908,405	322,083

Total current liabilities	3,439,966	2,767,005

Total liabilities	3,439,966	2,767,005

Commitments and Contingencies

Stockholders' deficit
Common stock, $0.001 par value,
Authorized, 200,000,000 shares
Issued and outstanding 110,651,446 and 83,868,430 as of
June 30, 2011 and June 30, 2010, respectively	110,628	83,868
Additional paid-in capital	6,645,829	3,638,491
Deficit accumulated during the development stage	(10,101,337)	(6,285,309)

Total stockholders' deficit	(3,344,880)	(2,562,950)

Total liabilities and stockholders' deficit	$95,086	$204,055

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ending June 30, 2011 and June 30, 2010
and period from May 19, 2008 (inception) through June 30, 2011

	Year	Year	Inception
	ended	ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011

Operating expenses:
General and administrative	$2,420,262	$3,036,667	$6,691,161
Research and development	15,000	340,473	766,893

Total operating expenses	2,435,262	3,377,140	7,458,054

Loss from operations	(2,435,262)	(3,377,140)	(7,458,054)

Other expenses (revenue):
Amortization of convertible debenture discount	586,322	227,728	882,107
Amortization of deferred finance cost	105,000	105,000	278,833
Change in fair value of embeded conversion feature	388,943	338,145	727,088
Interest expense	177,693	195,841	452,534
Warrant expense	122,808	179,913	302,721

Total other expenses	(1,380,766)	(1,046,627)	(2,643,283)

Net loss	$(3,816,028)	$(4,423,767)	$(10,101,337)

Basic and diluted loss per common share	$(0.04)	$(0.06)

Weighted average number of common
shares outstanding	93,062,524	76,320,547

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
For the period from May 19,2008 (inception) to June 30, 2011

				Deficit
				accumulated
			Additional	during the	Total
	Common Stock		paid in	development	Stockholders
	Shares	Amount	capital	stage	Equity

Inception, May 19, 2008	-	$-	$-	$-	$-
Issuance of common stock	37,000,000	37,000	(33,300)	-	3,700
Net loss to June 30, 2008				(3,700)	(3,700)

Balance June 30, 2008	37,000,000	37,000	(33,300)	(3,700)	-

Common stock sold at $0.01 per share	4,250,000	4,250	38,250	-	42,500
Issuance of common stock in connection
with recapitalization	24,600,000	24,600	(26,802)	-	(2,202)
Common stock issued with debenture	3,525,000	3,525	574,388	-	577,913
Beneficial conversion feature of shares
issued with debenture	-	-	577,913	-	577,913
Common stock issued for debenture interest payable	506,493	506	38,494	-	39,000
Warrant issued with standstill agreement			34,148	-	34,148
Net loss year ended June 30, 2009				(2,020,485)	(2,020,485)

Balance June 30, 2009	69,881,493	69,881	1,203,091	(2,024,185)	(751,213)

Cummulative effect of derivative valuation	-	-	(212,184)	162,643	(49,541)
Common stock issued for debenture interest payable	1,511,937	1,512	194,329	-	195,841
Stock based compensation	2,250,000	2,250	1,229,567	-	1,231,817
Common stock issued for services	7,100,000	7,100	796,900	-	804,000
Warrant issued with standstill agreement	-	-	179,913	-	179,913
Common stock sold at $0.08 per share	3,125,000	3,125	246,875	-	250,000
Net loss year ended June 30, 2010	-	-	-	(4,423,767)	(4,423,767)

Balance June 30, 2010	83,868,430	83,868	3,638,491	(6,285,309)	(2,562,950)

Stock based compensation	8,499,034	8,499	21,501	-	30,000
Common stock issued for cash	3,141,277	3,117	294,383	-	297,500
Stock warrants issued with common stock	-	-	122,808	-	122,808
Common stock issued for services	11,525,000	11,525	1,202,475	-	1,214,000
Common stock issued for debenture interest payable	1,629,239	1,630	206,063	-	207,693
Common stock issued for settlement of liabilities	1,988,466	1,989	283,156	-	285,145
Stock warrants issued for forgiveness of accrued wages	-	-	876,952	-	876,952
Net loss to June 30, 2011	-	-	-	(3,816,028)	(3,816,028)

Balance June 30, 2011	110,651,446	$110,628	$6,645,829	(10,101,337)	(3,344,880)

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ending June 30, 2011 and June 30, 2010
and period from May 19, 2008 (inception) through June 30, 2011

	Year	Year	Inception
	ended	ended	through
	June 30	June 30	June 30
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,816,028)	$(4,423,767)	$(11,273,714)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based payments	1,244,000	2,035,817	4,513,372
Stock issued for debenture interest	207,693	195,841	442,534
Depreciation of furniture and office equipment	4,048	4,808	11,718
Amortization of convertible debenture discount	586,322	227,728	882,108
Amortization of deferred finance cost	105,000	105,000	278,833
Warrant expense	122,808	179,913	302,721
Change in fair value of warrants and embeded
conversion feature	388,943	338,145	727,088
Net change in:
Bank overdraft	-	(1,377)	-
Deferred revenue	899	-	899
Accounts payable and accrued liabilities	302,382	495,288	1,087,100
Accrued liabilities - related party	626,879	538,385	1,322,979

Cash flows provided (used) by operating activities	(227,054)	(304,219)	(1,704,362)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	-	(15,000)	(55,000)
Proceeds from disposal of furniture and equipment		5,343	5,343
Purchase of furniture & equipment	-	(1,500)	(20,883)

Cash flows provided (used) in investing activities	-	(11,157)	(70,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	297,500	250,000	590,000
Proceeds from related party advances	(70,367)	65,395	-
Proceeds from convertible debenture issued	-	-	1,500,000
Payment of deferred finance cost	-	-	(315,000)

Cash flows from financing activities	227,133	315,395	1,775,000

NET INCREASE (DECREASE) IN CASH	79	19	98

Cash, beginning of the period	19	-	-

Cash, end of the period	$98	$19	$98

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Non cash transaction
Issuance of common stock in connection
with recapitalization	$-	$-	$2,202
Cumulative effect of change in accounting
principle on convertible notes	$(49,541)	$(49,541)	$(49,541)

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company, formerly Hague Corp.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Note 1. Basis of Presentation

The consolidated balance sheets and the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended June 30, 2010 and 2009 and the period from May 19, 2008 (inception) through June 30, 2011 of Quantum Materials Corp ("Quantum Materials" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC").

Since November 4, 2008, the Company has changed its business plans and is no longer intending to pursue the mining of mineral rights located in Nevada. The Company intends to pursue the business plans of its subsidiary, Solterra Renewable Technologies, Inc. (“Solterra”).  The following is a brief business overview of Solterra.

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $11,331,192 since its inception, has a working capital deficit of $3,439,868, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and substantial additional financing during fiscal 2012 to maintain its development stage operations. The Company is exploring all avenues of financing at this time, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all.

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

Research and development costs
Research and development costs are expensed as they are incurred.  Research and development expense was $15,000 and $340,473 for the years ended June 30, 2011 and 2010 and $766,893 from May 19, 2008 (inception) to June 30, 2011.

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

Note 4. Furniture and equipment

Components of furniture and equipment consist of the following items as of June 30, 2011:

		Accumulated
	Cost	depreciation	Net

Office equipment	$11,448	$8,652	$2,796

Office furniture	1,624	599	1,025

	$13,072	$9,251	$3,821

Components of furniture and equipment consist of the following items as of June 30, 2010:

		Accumulated
	Cost	depreciation	Net

Office equipment	$11,448	$4,836	$6,612

Office furniture	1,624	367	1,257

	$13,072	$5,203	$7,869

Note 5.  Related party transactions

The Company expensed management fees to the CEO / major shareholder as well as other related party executives of $659,000 and $612,500 respectively in the twelve months ended June 30, 2011 and the year ended June 30, 2010.  The Company was not able to pay the majority of these fees with cash; however, in November 2010 and May 2011 the Company’s executive officers and directors converted accrued salaries of $726,500 and bonuses of $181,625 totaling $908,125 into warrants to purchase 9,374,999 shares, exercisable at $0.075 per share over a period of five years expiring November 4, 2015 and warrants to purchase 1,863,635 shares, exercisable at $0.11 per share over a period of five years expiring May 18, 2011.

As a result the accrued liabilities related party was $446,027 and $696,100 respectively as of June 30, 2011 and June 30, 2010.

During the twelve months ended June 30, 2011 the Company recorded $11,520 of rent expense for the use of executive office space in the home of the CEO / major shareholder, $5,760 was paid and $5,760 was included in the $270,145 cancelled by Stephen Squires in exchange for the 10,000,000 restricted shares issued on January details below.

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

Note 6.  Convertible debentures

	June 30	June 30
	2011	2010

Convertible debenture	$1,500,000	$1,500,000
Debenture discount amortized	(586,729)	(1,158,999)
Debenture warrant value amortized	(4,866)	(18,918)

	$908,405	$322,083

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

The deferred financing costs related to the issuance of the debenture are recorded as deferred charges and are being amortized over 36 months using the effective interest method.  Amortization expense was $105,000 and $105,000 respectively for the years ended June 30, 2011 and June 30, 2010.

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

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value:  Level 1  – Quoted prices in active markets for identical assets or liabilities;  Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and  Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the November 4, 2008 note.  At June 30, 2011, all of the Company’s derivative liabilities were categorized as Level 3 fair value assets. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

 Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  We have valued the convertible note that contains down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of July 1, 2009 and June 30, 2011.   The fair value of the derivatives as of July 1, 2009 upon implementation of ASC 815-40-15 was estimated by management to be $495,912.  As part of implementing ASC 815-40-14 the Company decreased the accumulated deficit by $162,643 and decreased additional paid in capital by $212,184 and increased the discount on the convertible debenture by $446,371.  The adjustment to the accumulated deficit was a result of the interest expense recorded in connection with the original derivative liability and the reversal of prior amortization expense, and the change in fair value of the derivative liability as of July 1, 2009.

	As of June 30, 2011
	Fair Value Measuring Using
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$1,223,000	-	-	$1,223,000	$1,223,000

Total Derivative Liabilities	$1,223,000	-	-	$1,223,000	$1,223,000

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twelve months of fiscal year 2011:

	Fair Value
	Measurements
	Using Level 3
	Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of July 1, 2010	$834,057	$834,057
Total Gains or Losses (realized/unrealized) Included in Net Loss	388,943	388,943
Purchases, issuances and Settlements	-	-
Transfers in and/or out of Level 3	-	-

Ending Balance at June 30, 2011	$1,223,000	$1,223,000

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

In the fourth quarter ended June 30, 2010 the Company issued 3,125,000 Common Shares at $0.08 per share for total proceeds of $250,000.  Of this $3,125 was attributed to common stock and $246,875 was attributed to additional paid in capital.

In January 2011 the Board  approved the issue of 10,000,000 restricted shares to Stephen Squires the CEO in recognition of his support of the Company and in cancellation of all outstanding cash loans and payments made on behalf of the Company totaling $270,145.

During the year ended June 30, 2011 the Company issued 1,988,466 of restricted common shares for settlement of liabilities. 187,500 shares were issued at $0.08 per share to settle $15,000 of travel expenses incurred by a consultant and 1,800,966 shares were issued at $0.15 per share to settle $270,145 of advances made by the CEO to the Company.  The shares issued to the CEO were part of the 10 million shares approved by the board in January 2011.  The remainder if the 10 million shares were issued to the CEO as stock based compensation.

During the year ended June 30, 2011 the Company issued 8,499,034 of restricted common shares as stock based compensation.  In July according to the terms of employment contracts approved by the board of directors the Company issued 300,000 common shares with a fair value of $30,000 to two new employees and 8,199,034 shares were issued to the CEO as part of the 10,000,000 shares approved by the Board in January 2011.

During the year ended June 30, 2011 the Company issued 3,141,277 common shares for total cash proceeds of $297,500.  The selling price per share ranged from $0.08 to $0.14 per share or an average price of $0.095 per share.

In September 2010, January 2011, March 2011 and June 2011 the Company issued 1,629,239  of restricted common shares to pay accrued interest on the convertible debentures of $177,693 for the 12 months from June 1, 2010 to June 1, 2011.

During the year ended June 30, 2011 the Company issued 11,525,000 of restricted common shares for consulting services.  These shares were valued at the closing price of the stock on the date of approval by the board of directors resulting in the Company recording $1,214,000 in professional fees expenses.

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

Employment agreements

The Company has three employment agreements in effect.  The CEO has a three year agreement which started in January 2010 and the Chief Technology Officer has a one year agreement which was renewed in October 2011.  There is another one year employment agreement expiring April 2012.

Summary

Fiscal	Employment	License
Year	agreements	agreements	Total
2012	$316,000	$154,450	$470,450
2013	105,000	317,000	422,000
2014	-	492,500	492,500
2015	-	785,000	785,000
2016	-	785,000	785,000
Thereafter	-	785,000	785,000

Total	$421,000	$3,318,950	$3,739,950

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

The provision for refundable Federal income tax consists of the following for the period ending June 30:

	June 30	June 30
	2011	2010
Federal income tax benefit attributed to:
Current operations	$1,297,450	$1,085,000
Less, Change in valuation allowance	(1,297,450)	(1,085,000)

	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30	June 30
	2011	2010
Deferred tax asset attributed to:
Net operating loss carrover	3,050,450	1,773,000
Less, Change in valuation allowance	(3,050,450)	(1,773,000)

	$0	$0

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

Note 11. Warrants

The Company issued 1,000,000 common stock warrants on June 1, 2009 in connection with the standstill agreement, see note 6.   The Company has attributed $34,148 to the warrant value using the Black Scholes option price model.  These warrants expired on December 31, 2010 and were not exercised.

The Company issued 2,000,000 common stock warrants on October 31, 2009.  The warrants expire on October 31, 2014.  The warrants were issued in connection with the extension of the standstill agreement see note 6.  The Company has attributed $179,913 to the warrant value using the Black Scholes price model.  The warrants were not exercised as of June 30, 2011.

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

As of May 18, 2011, the Company's executive officers, directors and employees converted accrued salaries of $256,000 and bonuses of $64,000 totaling $320,000 into warrants to purchase 2,909,089 shares, exercisable at $0.11 per share over a period of five years.  On the date of board approval of this event the Company’s stock had a closing price of $0.11 cents per share.  The Company has attributed $252,100 to the warrant value using the Black Scholes price model.

During the year ended June 30, 2011 the Company issued 1,777,110 warrants to purchase the Company’s common stock.  These warrants were issued through the sale of the company’s common stock.  The warrants are exercisable in a range from $0.08 to $0.25 per share over a period with a range of 24 months to 36 months.  The Company has attributed $122,808 to the warrant value using the Black Scholes price model.

The following table summarizes warrants that are issued, outstanding and exercisable.

		Warrants Issued & Outstanding
Exercise	Expiration	June 30	June 30
Price	Date	2011	2010
$0.25	Dec 1, 2010	-	1,000,000
$0.10	Oct 31, 2014	2,000,000	2,000,000
$0.08	Sep 23, 2015	625,000	-
$0.075	Nov 4, 2015	10,508,331	-
$0.15	Apr 5, 2013	100,000	-
$0.15	Apr 26, 2013	100,000	-
$0.13	Apr 28, 2013	250,000	-
$0.08	May 10, 2014	312,500	-
$0.11	May 18, 2016	2,909,089	-
$0.16	May 24, 2013	227,273	-
$0.20	Jun 7, 2013	90,909	-
$0.25	Jun 10, 2013	71,428	-
		17,194,530	3,000,000

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

Option activity was as follows for the twelve months ended June 30, 2011 and the twelve months ended June 30, 2010.

	2011		2010
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Shares reserved	10,000,000		10,000,000
Outstanding at beginning of year	8,950,000	$0.0638	-	$
Granted	-		8,950,000	0.0622
Exercised	-		-
Forfeited/cancelled	-		-

Outstanding at end of period	8,950,000	$0.0638	8,950,000	$0.0622

Remaining options available to be issued	1,050,000		1,050,000

Note 13. Subsequent events

Stockholder Matters

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

On September 24, 2011, the Company entered into an extension of the licensing agreement with Rice University.  The Company incurred a one-time $5,000 initiation fee, and will pay Rice University royalties of 7.5% of Adjusted Gross Sales attributed to the Licensee.  Annual minimum royalty payments are listed in detail in Note 9.  The agreement is effective as of September 24, 2011 and terminates on the expiration of the last to expire of Rice's rights to Rice Intellectual Property.

On , October 1, 2011, the Company entered into an extension of the licensing agreement with the University of Arizona. The Company will pay University of Arizona royalties  of 2.0% of Net Sales of Licensed Products for Non-Display Electronic Component applications, and 2.5% of Net Sales of Licensed Products for Printed Electronic Displays.  Annual minimum royalty payments are listed in detail in Note 9.  The agreement is effective as of March 1, 2012 and terminates on the expiration of the last to expire of University of Arizona's patent rights.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(1)                      Previous Independent Auditors

a.	On September 28, 2011, the Company made a decision to dismiss our independent registered auditor, LBB & Associates LTD, LLP (“LBB”) and the Company notified LBB of its dismissal on September 29, 2011.

b.
LBB reported on the financial statements for the years ended June 30, 2010 and June 30, 2009. The 2010 and 2009 financial statements contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the each report contained a qualified opinion as to going concern.

c.
Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial audit for the years ended June 30, 2010 and June 30, 2009 and including its review of financial statements of the quarterly periods through December 31, 2010 and through September 28, 2011, there have been no disagreements with LBB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of LBB would have caused them to make reference thereto in their report on the financial statements.

d.	During the two most recent fiscal years and any subsequent interim period through September 28, 2011, there have been no reportable events with us as set forth in Item 304(a)(i)(v) of Regulation S-K.

(2)                      New Independent Accountants:

a.	We engaged Peter Messineo, CPA of Palm Harbor, Florida, as our new independent registered auditor on September 29, 2011.

b.
Prior to September 29, 2011, we did not consult with Mr. Messineo regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Mr. Messineo, or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-B, respectively).

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Company’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2011, Quantum Materials Corp. maintained effective internal control over financial reporting, although we did recognize a significant deficiency.  This deficiency of not having sufficient qualified staff has resulted in the Company being unable to file our 10-K for the year ending June 30, 2011 in a timely manner.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

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

Name	Age	Position with the Company (1)
Stephen Squires	52	President and Chief Executive Officer and Director
Christopher Benjamin	37	Acting Chief Financial Officer
Dr.Ghassan E. Jabbour	49	Chief Science Officer, Director
Dr. Michael S. Wong	38	Director
David Doderer	40	Vice President of Research and Development
Robert Glass	64	Chief Technology Officer, Director
____________
(1)	Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

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

Christopher Benjamin has served as Chief Financial Officer of the Company since June 2011. Mr. Benjamin's experience includes both public and private company financial reporting expertise. Based in Phoenix, AZ, Mr. Benjamin has served as President of Rogue CFO Consulting since November 2007. Prior to this, Chris spent 12 years in the corporate world, with his last several years spent as CFO to growth stage ventures. His responsibilities at these companies included monthly financial reporting and analysis, audit and cash management, forecasting, oversight of the General Ledger, as well as ensuring compliance with GAAP, FASB and SEC reporting standards. Earlier in his career when working with larger corporations his responsibilities included serving as Controller and being involved in Sarbanes Oxley process documentation, process flow creation and SEC reporting support. He received his M.B.A. from the University of Washington in Seattle in 2007 and a B.A. in accounting from the University of Fraser Valley in Abbotsford, British Columbia, Canada in 1997.

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

David Doderer has over 15 years of research & development experience in emerging technologies including biotech, nanotech and quantum effects.  From 2002 to 2005, he served as principal investigator for USGN, a company engaged in the business of defense, safety and security solutions, where he contributed to numerous patents/patents pending & proprietary processes. From 2006 to 2008, he managed Managing Hudler Titan LLC, a technology consulting company, specializing in advanced nanofiber filtration for gaseous streams; crowd sourcing to efficiently share and manage the information resource existing in personal experience; and a clean energy/ clean air/ clean water initiative through aggregation of retail level contributions in alternative energy based carbon offset programs. Mr. Doderer's experience in research and development in emerging technologies and his contributions to the filings of numerous patents and proprietary processes provides invaluable experience to the Board.

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

Possible Expansion of the Board in the event of Default under Outstanding Debentures

The Transaction Documents described under Item 7 include a Stock Pledge Agreement pursuant to which Stephen Squires has pledged 20,000,000 shares of our Common Stock to the Debenture holders (the “Holders”) until such time as the Debentures are paid in their entirety. Also, the Securities Purchase Agreement provides until such time as the Holders no longer hold any Debentures, we shall appoint two (2) members to our Board of Directors, with such board members to be appointed by MKM Opportunity Master Fund, Ltd. (“MKM”).  Each member appointed by MKM will be independent of, and not affiliated with, MKM. In addition, so long as MKM has the right to appoint two board members under this Agreement, we shall not expand the size of our Board of Directors to more than seven (7) board members.  Notwithstanding the foregoing, in the event of a default under the Transaction Documents, MKM and Steven Posner Irrevocable Trust u/t/a Dated 06/17/65 (“The Posner Trust”) shall have the right to appoint three (3) and two (2) members, respectively, to our Board of Directors, which directors need not be independent of, and may be affiliated with, MKM or Posner.  In the event that MKM or Posner exercises their right to appoint members of our Board of Directors in the event of a default, the Board of Directors shall set the size of the Board to no more than nine (9) members. Richard Patton served on our Board of Directors as a designee of MKM during fiscal 2009 until he resigned from the Board on August 17, 2009.  Dr. Isaac Horton served on our Board of Directors as a designee of MKM during fiscal 2009 until he resigned from the Board on November 12, 2009.  As of the filing date of this Form 10-K, MKM and The Posner Trust do not have any appointees on the Board of Directors.

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

Board Leadership Structure

The Chairman of the Board presides at all meetings of the Board according to our bylaws. The Chairman is required to be appointed on an annual basis by at least a majority vote of the remaining directors. Currently, the offices of Chairman of the Board and Chief Executive Officer are separated and the chairman seat is vacant. The company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. The Board believes that the separation of the offices of the Chairman of the Board and Chief Executive Officer could become part of the succession planning process and that it is in the best interests of the company to make this determination from time to time.

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

Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, we believe that each officer and director(other than Michael Wong) had one or more form 3,4,or 5’s filed late or which have not been filed for the fiscal year ended June 30, 2011. Such persons are undertaking to make all required filings.

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

The Board of Directors, acting as the nominating committee on December 2, 2009, by unanimous written consent, approved our five directors for election by the Consenting Stockholders in Lieu of an actual meeting, which occurred in January 2010.  (Note: No other meeting of the Board acting as the nominating committee has been held since December 2009.) Based upon the size of the Company and the Board’s familiarity with the Company since its inception, the Board also has determined that each of the Directors is qualified to suggest nominees for consideration to the nominating committee. The Board of Directors, when acting as the nominating committee, is generally responsible for:

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

Item 11.                              Compensation of Directors and Executive Officers.

The following table sets forth the overall compensation earned over the fiscal years ended June 30, 2010 and 2011 by (1) each person who served as the principal executive officer of the Company or its subsidiary during fiscal year 2011; (2) our most highly compensated executive officers as of June 30, 2011 with compensation during fiscal year ended 2011 of $100,000 or more and (3) each director.
	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants Or Options Awards ($)(1)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (2) (3)	Total ($) (3)

Stephen Squires	2011	$180,000	$-0-	$-0-	$-0-	$-0-	$-0-	$11,520	$191,520
Chief Executive Officer (4)(5)(6)	2010	$180,000	$-0-	$260,000	$681,774	$-0-	$-0-	$11,520	$1,133,294

Brian Lukian	2011	$120,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$120,000
Former Chief Financial Officer(5)	2010	$107,500	$-0-	$-0-	$55,875	$-0-	$-0-	$-0-	$163,375

David Doderer	2011	$120,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$120,00
Vice President (5)	2010	$120,000	$-0-	$-0-	$55,875	$-0-	$-0-	$-0-	$175,875

Dr. Ghassan Jabbour	2011	$120,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$120,000
Chief Science Officer (5)	2010	$120,000	$-0-	$-0-	$33,525	$-0-	$-0-	$-0-	$153,525

Dr. Robert Glass	2011	$85,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$85,000
Chief Technology Officer (5)	2010	$85,000	$-0-	$27,500	$39,636	$-0-	$-0-	$-0-	$152,136

Dr. Michael S. Wong	2011	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Director (5)	2010	$-0-	$-0-	$-0-	$33,525	$-0-	$-0-	$-0-	$33,525

_________

(1)
The options and restricted stock awards presented in this table for 2011 and 2010 reflect the entire fair value of such awards in the year of grant. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

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

(3)
Since inception of Solterra, Solterra utilizes the home of Stephen Squires in Scottsdale, Arizona as an executive office.  During the year ended June 30, 2010 the Company has reimbursed Stephen Squires $11,520 for the use of his premises.  No reimbursement was made for the fiscal year ended June 30, 2011, although the amount of $11,520 was accrued.

(4)	Mr. Squire's compensation includes compensation paid to his wife, Robin Squires.

(5)	See “Salary Accruals” below for a description of accrued salaries of certain officers and directors which were converted into warrants to purchase Common Stock of the Company.

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

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2010 or 2011 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers and directors that were outstanding, exercisable and/or vested as of June 30, 2011.

	Option Awards (1) (4)					Stock Awards (2)
Name(1)(2)	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Stephen Squires (3)	1,600,000 5,000,000 1,666,666	0 0 0	0 0 0	$.05 $.05 $.075	10/19/19 01/20/20 11/04/15	0 0 0	0 0 0	N/A N/A N/A	N/A N/A N/A

Brian Lukian	500,000 3,125,000	0 0	0 0	$.05 $.075	10/19/19 11/04/15	0 0	0 0	N/A N/A	N/A N/A

David Doderer	500,000 62,500 81,250	0 0 0	0 0 0	$.05 $.075 $.11	10/19/19 11/04/15 05/18/16	0 0 0	0 0 0	N/A N/A N/A	N/A N/A N/A

Ghassan Jabbour	300,000 243,750 62,500	0 0 0	0 0 0	$.05 $.075 $.11	10/19/19 11/04/15 05/18/16	0 0 0	0 0 0	N/A N/A N/A	N/A N/A N/A

Robert Glass	166,666 37,500 61,250	83,336 37,500 61,250	0 0 0	$.11 $.075 $.11	05/24/20 11/04/15 05/18/16	0 0 0	0 0 0	N/A N/A N/A	N/A N/A N/A

Dr. Michael S. Wong	300,000	0	0	$.05	10/19/19	0	0	N/A	N/A
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

(3)	Mr. Squires' options include those of his wife.

(4)	See “Salary Accruals” below for a description of accrued salaries of certain officers and directors which were converted into warrants to purchas Common Stock of the Company.

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

Salary Accruals and Conversions into Warrants

At June 30, 2010, the Company has accrued salaries and expense reimbursements to our executive officers in the amounts set forth below.

Name	Salary Accrued	Expense Reimbursed Account

Stephen Squires (1)	$215,000	$1,103
Brian Lukian	$147,500	$1,878
David Doderer	$127,500	$668
Ghassan Jabbour	$155,000	$-0-
Robert Glass	$51,100	$2,345

Total	$696,100	$5,994
________________
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

As of May 18, 2011, the Company's executive officers, directors and employees converted accrued salaries of $256,000 and bonuses of $64,000 totaling $320,000 into warrants to purchase 2,909,089 shares, exercisable at $.11 per share over a period of five years. The following table lists the names of such persons, the dollar amount converted and the total number of warrants received.

Name	Dollar Amount Converted	Number of Warrants Issued

David Doderer	$81,250	738,636
Robert Glass	61,250	556,818
Ghassan Jabbour	62,500	568,181
Andrew Robinson	50,000	454,545
Toshinori Ando	65,000	590,909
	$320,000	2,909,089

As of June 30, 2011 the Company has accrued salaries and expense reimbursements to our executive officers in the amounts set forth below.

Name	Salary Accrued	Expense Reimbursements Accrued

Stephen Squires	$120,000	$-0-
Brian Lukian	$-0-	$-0-
David Doderer	$80,000	$-0-
Robert Glass	$80,000	$-0-
Ghassan Jabbour	$80,000	$-0-
Andrew Robinson	$10,000	$-0-
Toshinori Ando	$15,000	$-0-
	$385,000	$-0-

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

Employment Arrangements

Brian Lukian received or accrued a monthly salary during fiscal 2011 of $10,000 per month ($9,000 for June 2011) and $5,000 per month for accounting services commencing in July 2011. Dr. Ghassan E. Jabbour and David Doderer are each receiving monthly salaries of $10,000. Each officer's employment can be terminated at any time by either party. The board of directors has granted each officer options in consideration of their services to the Company, which option grants are described above.  Robin Squires, the wife of Stephen Squires, has provided administrative services to the Company and has received or is entitled to receive cash compensation at the rate of $5,000 per month. She has also received options to purchase 600,000 shares of the Company's Common Stock. These ten-year options were granted at an exercise price of $.05 per share in October 2009.  Since June 2011, our current Chief Financial Officer, Christopher Benjamin, is being paid at an hourly rate that is not likely to exceed $60,000 per annum.

Loans from Stephen Squires

In November 2008, Mr. Squires received 35,500,000 shares of the Company's Common Stock as part of a plan of reorganization, 20,000,000 of which he pledged to secure certain company indebtedness. Between December 2008 and December 2010, Mr. Squires privately sold an aggregate of approximately 13,431,000 shares of the Company's Common Stock for an aggregate of $595,000. Mr. Squires advanced to the Company cash loans and made payment of Company expenses utilizing $269,895 of the net proceeds of these private sales. On December 30, 2010, the Board of Directors authorized Mr. Squires to receive 10,000,000 restricted shares in recognition of his support of the Company and in cancellation of all outstanding cash loans and advanced expenses totaling $269,895. Not reflected in the foregoing, were an additional approximate $86,000 of cash loans that have been made by Mr. Squires to the Company and repaid to him.

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

On January 20, 2010, the Board of Directors approved employment contracts of Stephen Squires and Robert Glass, each of which contained the grant of 2,000,000 and 250,000 restricted shares of Common Stock, respectively.  Mr. Squire's contract also contained the grant of ten-year non-statutory stock options to purchase 5,000,000 shares of common stock at an exercise price of $.05 per share.  Mr. Glass' contract called for the grant of options to purchase 250,000 shares which were granted on May 24, 2010. These ten-year non-statutory stock options entitle Mr. Glass to purchase 250,000 shares at an exercise price of $.11 per share. See “Salary Accruals” above for a description of warrants granted to officers, directors and other employees in exchange for compensation owed to such officers and directors.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

2011 Compensation

The following table shows the overall compensation earned for the 2011 fiscal year with respect to each non-employee -director of the Company as of June 30, 2011.

DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Warrant/ Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Dr. Michael S. Wong, Director	-0-	-0-	$ -0-	-0-	-0-	-0-	$ -0-

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

Awards

As of June 30, 2011, options to purchase 8,950,000 shares at an exercise have been granted under the Plan.  These include the following persons:

	Amount of Shares	Exercise Price	Net Realizable Value (1)

Stephen Squires	6,000,000	$.05	780,000
Robin Squires	600,000	.05	78,000
Brian Lukian	500,000	.05	65,000
David Doderer	500,000	.05	65,000
Dr. Michael S. Wong	300,000	.05	39,000
Ghassan Jabbour	300,000	.05	39,000
Robert Glass	250,000	.11	17,500
Steven Morse	500,000	.12	30,000

__________________

(1)	Based upon the closing last sale of $.18 per share as of June 29, 2011, after deducting the applicable exercise price.

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

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 31, 2012, shares of Common Stock beneficially owned by (1) each person (including any group) of more than five percent of our Common Stock, based solely on Schedule 13D and 13G filings with the Securities and Exchange Commission, and (2) the Company’s directors and officers.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)(2)	Percent of Class (3)
Stephen Squires (4) (5)	30,108,342	24.3%
Christopher Benjamin	0	--
Ghassan E. Jabbour (6)	4,118,181	3.4%
Michael S. Wong (7)	300,000	*
David Doderer (8)	2,071,969	1.8%
Robert Glass (9)	1,556,818	1.3%
Directors and executive officers as a group (5) persons) (10)	38,155,310	29.0%

MKM Opportunity Master Fund, Ltd(11)	10,082,614	8.6%
____________
* Less than 1%
(1)	Unless otherwise indicated, ownership represents sole voting and investment power.

(2)	The address for each beneficial owner named above is c/o the Company at 7700 S. River Parkway, Tempe, AZ 85284.

(3)	Based upon 115,589,865 common shares outstanding.

(4)	Includes 20,000,000 shares pledged to our Debenture Holders. See “Item 10.”

(5)	Includes options to purchase 6,600,000 shares owned by Mr. Squires and his wife and warrants to purchase 1,666,666 shares owned by Mr. Squires.

(6)	Includes options to purchase 300,000 shares and warrants to purchase 3,818,181 shares.

(7)	Includes options to purchase 300,000 shares.

(8)	Includes options to purchase 500,000 shares and warrants to purchase 1,571,969 shares.

(9)	Includes options to purchase 250,000 shares and warrants to purchase 1,056,818 shares.

(10)	Includes options to purchase 7,950,000 shares and warrants to purchase 8,113,634 shares.

(11)
Includes warrants to purchase 2,000,000 shares. Excludes shares issuable  upon conversion of outstanding notes, which is convertible into 8,333,333 shares of a Company’s Common Stock. In the event that the note is converted beyond its maximum permitted percentage, which percentage is stated in the contract, MKM would own 18,415, 947 shares or 14.4% of the outstanding shares of the Company’s Common Stock,

Securities Authorized for Issuance under Equity Compensation Plans.

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

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security  Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of the Company (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture has a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is prepayable by the Company at anytime without penalty, subject to the Debenture holders’ conversion rights. Each Debenture is convertible at the option of each Lender into the Company’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”), currently at a conversion price of $.12 per share (the “Conversion Price”). The Registration Rights Agreement requires the Company to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event the Company fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale. The Debentures are secured by the assets of the Company and are guaranteed by Solterra as the Company’s subsidiary. In the event the Debentures are converted in their entirety, the Company would be required to issue and aggregate of 12,500,000 shares of the Company’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company’s Common Stock at a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction Documents. Recently, the Debenture holders agreed to a one year extension of the due date of their loan. In partial consideration of such loan extension, the Company agreed to issue to the Debenture holders warrants to purchase an aggregate of 2,000,000 shares of Common Stock exercisable at $.08 per share.

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

-
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

-
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

(x)
The Debenture holders which entered into Transaction Documents with the Company in November 2008 have been receiving Common Stock in lieu of quarterly interest of $30,667. The number of shares issued in lieu of interest for fiscal 2011 is specified under "Recent Sales of Unregistered Securities" under "Item 5" of this Form 10-K.

(xi)	In the quarter ended September 30, 2010, the Company sold 625,000 shares to one non-affiliated person in exchange for $50,000.

Item 14.	Principal Accountant Fees and Services.

Services of LBB & Associates Ltd, LLP

Audit Fees

During fiscal 2010, the aggregate fees billed for professional services rendered by LBB & Associates LTD., LLP (the “Independent Auditors”) for the 2010 audit of the Company's annual consolidated financial statements totaled $24,374.

Financial Information Systems Design and Implementation Fees

During 2011 and 2010, there were $-0-in fees billed for professional services by rendered by LBB & Associates LTD., LLP rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

During 2011 and 2010, there were $30,000 and $34,182 in fees billed for professional services rendered by LBB & Associates LTD., LLP, respectively, for review of the Company’s quarterly filings and 8-K filings with the Securities and Exchange Commission. The foregoing fees exclude expense reimbursements.

Services of Peter Messineo CPA

Peter Messineo was hired as the independent registered public accountant on September 29, 2011 to audit the Company’s financial statements for the year ended June 30, 2011 at a cost of $10,000 and to review the Company’s Form 10-Q for the quarter ended March 31, 2011 at a cost of $2,500.

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,”commencing on page F-1 and are included as part of this Form 10-K as the consolidated financial statements of the Company for the years ended June 30, 2011 and 2010:

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

10.8
Letter dated December 16, 2010 from Rice University amending the License Agreement contained in Exhibit 10.1 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010.)

10.9
Amendment to Exclusive Patent License Agreement between University of Arizona and Solterra Renewable Technologies (i.e. amendment to exhibit 10.7). (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010 filed on February 14, 2011.)

10.10	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc.*

10.11	License Agreement by and between William Marsh Rice University and Quantum Materials Corp.*

21.1	Subsidiaries of Registrant listing state of incorporation*

31(a)	Rule 13a-14(a) Certification – Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification – Principal Financial Officer *

32(a)	Section 1350 Certification – Principal Executive Officer *

32(b)	Section 1350 Certification – Principal Financial Officer *

____________
*  Filed herewith.

(c)	Financial Statement Schedules

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

QUANTUM MATERIALS CORP.

Date: February 14, 2012	By:	/s/ Stephen Squires
Name: Stephen Squires
Title: President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen Squires	Title: President and Principal Financial Officer	Date: February 14, 2012
Stephen Squires

/s/ Brian Lukian	Title: Principal Financial Officer	Date: February 14, 2012
Brian Lukian

/s/ Michael S. Wong	Title: Director	Date: February 14, 2012
Michael S. Wong

/s/ Dr. Ghassan E. Jabbour	Title: Director	Date: February 14, 2012
Dr. Ghassan E. Jabbour

/s/ David Doderer	Title: Director	Date: February 14, 2012
David Doderer

/s/ Robert Glass	Title: Director	Date: February 14, 2012
Robert Glass

Stephen Squires, Michael S. Wong, Dr. Ghassan E. Jabbour, David Doderer and Robert Glass represent all the current members of the Board of Directors.