Form 10-Q
period 2011-09-30
QUANTUM MATERIALS CORP.
filed 2012-03-22
CIK 1403570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

           214-701-8779
 (Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). Yes [ X ]      No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ] No [X ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Accelerated Filer [ ]	Smaller Reporting Company [X]

As of January 31, 2012, the issuer had 115,589,865 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

FINANCIAL INFORMATION
Item 1. Financial Statements

INDEX

PART 1 – FINANCIAL INFORMATION	Page

Item 1. Financial Statements	3

Consolidated balance sheets as of September 30, 2011 (unaudited) and June 30, 2011	3

Consolidated statements of operations, for the three months ended September 30, 2011 and 2010 and for the period from inception (May 19, 2008) through September 30, 2011 (unaudited)	4

Consolidated statements of cash flows for the three months ended September 30, 2011 and 2010 and for the period from inception (May 19, 2008) through September 30, 2011 (unaudited)	5

Notes to consolidated financial statements (unaudited)	6

Item 2. Management’s Plan of Operation.	10

Item 3. Quantitative and Qualitative Disclosures and Market Risk	15

Item 4. Controls and Procedures	15

PART 2 – OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	17

Item 4. Removed and reserved.	17

Item 5. Other Information	17

Item 6. Exhibits	17

Signatures	18

Quantum Materials Corp.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30
	2011	2011
	(Unaudited)
ASSETS
Current
Cash	$1	$98

Total current assets	1	98

Licenses	55,000	55,000
Furniture and equipment, net of amortization	3,276	3,821
Deferred financing cost, net	9,917	36,167

Total other assets	68,193	94,988

Total assets	$68,194	$95,086

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued Liabilities	$841,135	$861,635
Accrued liabilities - related party	532,278	446,027
Advances related party	-	-
Deferred revenue	899	899
Fair value of embedded conversion feature	701,000	1,223,000
Convertible debenture, net of discount	1,169,063	908,405

Total current liabilities	3,244,375	3,439,966

Total liabilities	3,244,375	3,439,966

Commitments and Contingencies

Stockholders' deficit
Common stock, $0.001 par value,
Authorized, 200,000,000 shares
Issued and outstanding 112,205,043 and 110,651,446, respectively	112,205	110,651
Additional paid-in capital	6,839,494	6,645,806
Deficit accumulated during the development stage	(10,127,880)	(10,101,337)

Total stockholders' deficit	(3,176,181)	(3,344,880)

Total liabilities and stockholders' deficit	$68,194	$95,086

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ending September 30, 2011 and September 30, 2010 and period from May 19, 2008 (inception) through September 30, 2011
(unaudited)

			Inception
	Three months ended		through
	September 30,		September 30,
	2011	2010	2011

Operating expenses:
General and administrative	$219,120	$390,239	6,910,281
Research and development	7,272	-	774,165

Total operating expenses	226,392	390,239	7,684,446

Loss from operations	(226,392)	(390,239)	(7,684,446)

Other expenses (revenue):
Amortization of convertible debenture discount	257,144	99,527	1,139,251
Amortization of deferred finance cost	26,250	26,250	305,083
Change in fair value of embeded conversion feature	(522,000)	(477,825)	205,088
Interest expense	35,244	20,302	487,778
Warrant expense	3,513	39,877	306,234

Total other expenses (revenue)	(199,849)	(291,869)	(2,443,434)

Net loss	$(26,543)	$(98,370)	(10,127,880)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	111,713,307	84,964,409

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ending September 30, 2011 and September 30, 2010 and period from May 19, 2008 (inception) through September 30, 2011
(Unaudited)

	Three months	Three months	Inception
	ended	ended	through
	September 30	September 30	September 30
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(26,543)	$(98,370)	$(10,127,880)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	-	93,000	4,513,372
Stock issued for debenture interest	35,242	50,302	477,776
Depreciation of furniture and office equipment	545	1,012	12,263
Amortization of convertible debenture discount	257,144	99,527	1,139,252
Amortization of deferred finance cost	26,250	26,250	305,083
Warrant expense	3,513	39,877	306,234
Change in fair value of warrants and embeded
conversion feature	(522,000)	(477,825)	205,088
Net change in:
Bank overdraft	-	4,214	-
Deferred revenue	-	-	899
Accounts payable and accrued liabilities	(20,500)	18,489	1,070,300
Accrued liabilities - related party	86,252	129,210	236,854

Cash flows provided (used) by operating activities	(160,097)	(114,314)	(1,860,759)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	-	-	(55,000)
Proceeds from disposal of furniture and equipment		-	5,343
Purchase of furniture & equipment	-	-	(20,883)

Cash flows provided (used) in investing activities	-	-	(70,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	160,000	35,000	746,300
Proceeds from related party advances	-	79,295	-
Proceeds from convertible debenture issued	-	-	1,500,000
Payment of deferred finance cost	-	-	(315,000)

Cash flows from financing activities	160,000	114,295	1,931,300

NET INCREASE (DECREASE) IN CASH	(97)	(19)	1

Cash, beginning of the period	98	19	-

Cash, end of the period	$1	$-	$1

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Non cash transaction
Issuance of common stock in connection
with recapitalization	$-	$-	$2,202
Cumulative effect of change in accounting
principle on convertible notes	$-	$-	$(49,541)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIAL CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2011. The results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2012.

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

Going Concern

The Company recorded losses from continuing operations in the current period presented. Current liabilities exceed current assets, resulting in a negative net worth and accumulated deficits during the development stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

Management has revised its business strategy to include expansion into other lines of business. In conjunction with the anticipated new revenue streams, management is currently negotiating new debt and equity financing, the proceeds from which would be used to settle outstanding debts at more favorable terms, to finance operations, and to develop its business plans. However, there can be no assurance that the Company will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value:  Level 1  – Quoted prices in active markets for identical assets or liabilities;  Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and  Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the November 4, 2008 note.  At September 30, 2011, all of the Company’s derivative liabilities were categorized as Level 3 fair value assets. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  We have valued the convertible note that contains down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of July 1, 2009 and September 30, 2012.   The fair value of the derivatives as of July 1, 2009 upon implementation of ASC 815-40-15 was estimated by management to be $495,912.  As part of implementing ASC 815-40-14 the Company decreased the accumulated deficit by $162,643 and decreased additional paid in capital by $212,184 and increased the discount on the convertible debenture by $446,371.  The adjustment to the accumulated deficit was a result of the interest expense recorded in connection with the original derivative liability and the reversal of prior amortization expense, and the change in fair value of the derivative liability as of July 1, 2009.

	As of September 30, 2011
	Fair Value Measuring Using

	Carrying Value	Level 1	Level 2	Level 3	Total
Derivatives Liability	$701,000	-	-	701,000	$701,000

Total Derivatives Liability	$701,000	-	-	701,000	$701,000

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first three months of fiscal year 2012:

	Fair Value
	Measurements
	Using Level 3
	Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of July 1, 2011	$1,223,000	$1,223,000
Total Gains or Losses (realized/unrealized) Included in Net Loss	(522,000)	(522,000)
Purchases, issuances and settelements	-	-
Transfers in and/or out of Level 3	-	-

Ending Balance at September 30, 2011	$701,000	$701,000

Note 3. Related party transactions

The Company expensed management fees to the CEO / major shareholder as well as other related party executives of $196,279 and $659,000 respectively in the three months ended September 30, 2011 and the year ended June 30, 2011.  The Company was not able to pay the some of these fees, as a result the accrued liabilities related party was $532,278 and $446,027 respectively as of September 30, 2011 and June 30, 2011.

During the three  months ended September 30, 2011 the Company recorded $2,880 of rent expense for the use of executive office space in the home of the CEO / major shareholder, $nil was paid and $2,880 was accrued.

Note 4.  Common stock

In July 2011 the Company issued 1,250,000 shares of common stock in exchange for cash at a price of $0.12 per share.

In September 2011 the Company issued 83,333 shares of common stock in exchange for cash at a price of $0.12 per share.

In September 2011 the Company issued 220,264 shares of common stock to pay accrued interest of $30,000 for the three month period ended September 1, 2011.

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

Agreement with Arizona State University

Solterra had an agreement with Arizona State University (“ASU”) pursuant to which ASU at a cost of $835,000 will assist Solterra under the direction of Dr. Ghassan Jabbour in scaling up or optimizing the solar cells so that they can be printed. As of June 30, 2010, $630,000 of these costs in this agreement have been incurred and a further $205,000 were to accrue before the end of the fiscal year ended June 30, 2010.  During February 2010, Dr. Jabbour accepted a Directorship at the King Abdullah University of Science and Technology (KAUST), in Saudi Arabia, as a result of Dr. Jabbour now being located in Saudi Arabia it is no longer logistically feasible for him to conduct the development work at ASU. As of December 31, 2010, we have paid ASU $175,000 under our contract with ASU. We are therefore working with Dr. Jabbour to continue his development work at the KAUST facilities and we are negotiating a substantially reduced fee with ASU.  Dr. Jabbour is also our Chief Science Officer and is an employee of QMC/Solterra.

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

The Company is currently in arrears for payment of obligations due to ASU totaling $455,000 as of September 30, 2011.

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

Summary

Fiscal	Services	Employment	License
Year	agreements	agreements	agreements	Total
2012	$	$300,000	$154,450	$454,450
2013		100,000	317,000	417,000
2014			492,500	492,500
2015			785,000	785,000
2016			785,000	785,000
Thereafter

Total	$-	$400,000	$3,318,950	$3,718,950

Note 6.  Warrants

No warrants were issued in the three month period ending September 30, 2011.

Note 7.  Subsequent events

Stockholder Matters

In December 2011 the Company issued 254,669 shares of common stock to pay accrued interest of $30,000 for the three month period ended December 1, 2011.

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

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q and our Form 10-K filed February 15, 2011 for the fiscal year ended June 30, 2011.  Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions.  The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein.  The Company's actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2011 have been included.

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

A quantum dot solar cell typically uses a thin layer of quantum dot semiconductor material, rather than silicon chips, to convert sunlight into electricity. Quantum Dots, also known as nanocrystals, measure near one billionth of an inch and are a non-traditional type of semiconductor. Management believes that they can be used as an enabling material across many industries and that quantum dots are unparalleled in versatility and flexible in form. See “Note 5” regarding License Agreements with Rice University.

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

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of the Company (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture has a term of three years maturing on November 4, 2011, which was recently extended to November 4, 2012, bearing interest at the rate of 8% per annum and is prepayable by the Company at anytime without penalty, subject to the Debenture holders’ conversion rights. Each Debenture is convertible at the option of each Lender into the Company’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”), currently at a conversion price of $.12 per share (the “Conversion Price”).  The Registration Rights Agreement requires the Company to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event the Company fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale. The Debentures are secured by the assets of the Company and are guaranteed by Solterra as the Company’s subsidiary. In the event the Debentures are converted in their entirety, the Company would be required to issue an aggregate of 12,500,000 shares of the Company’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company’s Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction.   We also entered into a Standstill Agreement with the Debenture Holders effective June 1, 2009 which was amended and expired on December 1, 2009.   At the time the Standstill Agreement expired, the Company did not have an effective registration statement, registering the resale of all Registrable Securities as required by the Registration Rights Agreement. Nevertheless, management believes that no such registration statement was then or is currently required to be filed with the Securities and Exchange Commission as management believes that all securities of the Company held by the Debenture Holders are saleable pursuant to Rule 144 without volume restriction or other limitations on sale, so long as the Debenture Holders are not affiliated parties of the Company.  As of the filing date of this Form 10-Q, the Debenture Holders have taken no action under the Registration Rights Agreement or other transaction documents to notify the Company that it is in default under any of such agreements even though an event of default may be deemed to exist for several reasons; including, without limitation, those enumerated above and the Company's failure to obtain director and officer liability insurance, failure to make a payment of interest on a timely basis and failure to be current from time-to-time with all obligations and responsibilities owed to Rice under our license agreement.

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

●
Continue to develop and characterize the Quantum Dot Solar Cell product; moving towards pilot proof line for solar cells and leading to high throughput print line ultimately capable of yearly solar cell output near gigawatt range. Target cell efficiencies are 6% within one year, 15% within 2 years and greater than 25% within five years.  Coupled within cell cost per watt decreasing below $.75/Watt, we intend to pursue initial product sales in early 2012 with significant increases later in 2012.

Liquidity and Capital Resources

At September 30, 2011 the Company had a working capital deficit of $3,244,374 with total current assets of $1 and liabilities of $3,244,375. Approximately $409,110 of these liabilities are owed to our officers, directors and employees for services rendered and expenses not reimbursed through September 30, 2011.  The Company has been in the development stage since inception.  As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture as well as advances from a director shareholder and employees’ wages being partially or fully accrued but not paid.

As of September 30, 2011, the Company lacks cash or cash equivalent assets and continues to incur losses in its development stage operations.  In the past, the Company has been relying on loans from its Chief Executive Officer resulting from private sale transactions in our common stock owned by him.  The Company has also relied on various universities performing work and providing U.S. licensing rights under business agreements in which the Company is in arrears in payments as well as employees and consultants agreeing to defer payment of wages and fees owed to them.   Currently, the Company is seeking additional financing; however, no definitive agreements for additional financing have been received and the Company cannot provide any assurance that additional funding will be available to finance our operations on terms acceptable to us, if at all, in order to support our plan of operations.  If we are unable to achieve the financing necessary to continue our plan of operations, then our stockholders may lose their entire investment in the Company.  See "Notes to Financial Statements."

Cash was used in operating activities of $160,097 for the three months ended September 30, 2011. This is a result of a net loss of $26,541 partially offset by non-cash items including stock issued for debenture interest $35,242, as well as change in accounts payables and accrued liabilities of ($20,500), change in accrued liabilities related parties $86,251, change in fair value of warrants and embedded conversion feature of $(522,000), amortization of convertible debenture discount of $257,144 and amortization of deferred finance cost of $26,250 and non-cash warrant expense of $3,513.  Cash flows from financing activities during the three months ended September 30, 2011 were $160,000 which consisted of $160,000 from the proceeds of the sale of common stock. This resulted in a decrease in cash for the period of $97 and cash on hand at the end of the period of $1.

Cash was used in operating activities of $114,314 during the three months ended September 30, 2010. This is a result of a net loss of $98,370 partially offset by stock compensation of $30,000, stock issued for services of $63,000, stock issued for debenture interest $50,302, increases in accounts payables and accrued liabilities of $18,489, increase in accrued liabilities related parties $129,210, change in fair value of warrants and embedded conversion feature of $(477,825), amortization of convertible debenture discount of $99,527 and amortization of deferred finance cost of $26,250. Cash flows from financing activities during the three months ended September 30, 2010 were $114,295 which consisted of $35,000 from the proceeds of the sale of common stock and $79,295 from related party advances from Stephen Squires, our Chief Executive Officer, for certain loans to the Company. This resulted in a decrease in cash for the period of $19 and a cash on hand at the end of the period of nil. As of September 30, 2010, Mr. Squires has unreimbursed cash advances of $149,662 and accrued payroll totaling $180,000 owed to him and accrued payroll of $44,810 owed to his wife in her role as a bookkeeper for the Company. Cash flows from financing activities were nil.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $10,127,880 since its inception, at September 30, 2011, has a working capital deficit of $3,244,374 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and substantial additional financing during fiscal 2012 to maintain its development stage operations. The Company is exploring all reasonable avenues of financing at this time, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all. In this respect, see “Note 2” in our notes to the consolidated financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

Results of operations – Three Months Ended September 30, 2011 and 2010

General and administrative expenses

During the three months ended September 30, 2011 the Company incurred $219,120 of general and administrative expenses a decrease of $171,119 from the $390,239 recorded for the three months ended September 30, 2010.  The decrease in general and administrative expenses was primarily due to a decrease in other professional fees of $86,520, a decrease in remuneration of staff of $71,175, a decrease in travel expenses of $9,716, offset by an increase in audit and legal of $8,775.

Included in the expenses for the current three months ended September 30, 2011 were remuneration of staff $172,825, legal and audit of $14,500, travel expense of $11,010, office expenses of $6,477, corporate expense of $2,264, other professional fees of $1,500, and amortization of furniture and equipment of $545.  This compares to the three months ended September 30, 2010 which included other professional fees of $88,020, remuneration of staff $244,000, license maintenance costs of $516, legal and audit of $15,725, corporate expense of $8,748, office expenses of $11,492, travel expense of $20,726 and amortization of furniture and equipment of $1,012

Research and development expenses.

Research and development expenses of $7,272 were incurred in the three months ended September 30, 2011, compared to $nil in the three months ended September 30, 2010.  The increase is the result of $4,281 in patent expenses and $2,991 in sample Qdot manufacturing.

Amortization of convertible debenture discount

The convertible debenture discount of $1,500,000 is being amortized over the 36 month term of the debenture using the effective interest method.  The debenture was issued on November 4, 2008.  Amortization recorded for the three month period ended September 30, 2011 and 2010 was $257,144 and $99,527, respectively.  The amortized balance of the discount at September 30, 2011 is $330,937 resulting in the convertible debenture value on the balance sheet net of the discount $1,169,063.

Amortization of deferred finance cost

This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized using the effective interest method over the thirty-six month life of the debenture.  Amortization expense for the three months ended September 30, 2011 and 2010 was $26,250, respectively.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008.

In September 2011 the Company issued 220,264 shares of common stock to pay accrued interest of $30,000 for the three month period ended September 1, 2011.

Interest expense recorded for the three months ended September 30, 2011 was $35,242 compared to $20,302 in the three month period ended September 30, 2010.

According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.  In the three months ended September 30, 2011 the Company issued 220,264 shares of the Company’s restricted Common Stock to pay $30,000 of accrued interest payable.  As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  However the timing of the shares being issued resulted in the share value being less than the interest paid therefore a decrease in interest expense was recorded of $5,242 for the period.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the three months ended September 30, 2011 and 2010 was a decrease of $522,000 and a decrease of $477,825, respectively, decreasing the fair value of embedded conversion feature liability from $701,000 to $1,223,000.

Cash Flow

During the three months ended September 30, 2011, cash was used in operations of $160,097.  During this period the Company received proceeds from financing activities of $160,000.  These changes resulted in a decrease of $97 in the cash position for three months ended September 30, 2011.  The opening cash at June 30, 2011 was $98 and the closing balance at September 30, 2011 was $1.

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective at September 30, 2011.  Management basis its determination upon the untimely filing of our Form 10-K for the years ended June 30, 2011 and 2010 and our Form 10-Q for the periods ended September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011 and December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

In our Management’s Report on Internal Control Over Financial Reporting included in the Company’s Form 10-K for the year ended June 30, 2011, management concluded that our internal control over financial reporting was effective as of June 30, 2011.

Management did however identify a significant deficiency; a significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  This deficiency of not having sufficient qualified staff has resulted in the Company being unable to file our 10-K for the years ending June 30, 2011 and 2010 and our Form 10-Q for the periods ended September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011 and December 31, 2011 in a timely manner.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  To remediate this situation, we are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	From July 1, 2011 to September 30, 2011, we had the following sales of unregistered Common Stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
July 2011	Common Stock	1,250,000	$150,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2011	Common Stock	83,333	$10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable

September 2011	Common Stock	220,264	Shares issued in exchange for $30,000 of interest through September 1, 2011	Section 4(2); and/or Rule 506	Not applicable.

(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the three months ended September 30, 2011, there were no repurchases by the Company of its Common Stock.

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

10.5	Consulting Agreement between Steven Posner, Oceanus Capital and the issuer (incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2009 filed November 12, 2009).

10.6	Consulting Agreement between Sound Capital Inc and the issuer dated November 12, 2009 (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2009).

10.7	License Agreement between The University of Arizona and the issuer dated July 2009. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2009)

21.1	Subsidiaries of Registrant listing state of incorporation (incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2009 filed on November 12, 2009).

31(a)	Rule 13a-14(a) Certification – Principal Chief Executive Officer *

31(b)	Rule 13a-14(a) Certification – Principal Chief Financial Officer *

32(a)	Section 1350 Certification – Principal Chief Executive Officer *

32(b)	Section 1350 Certification – Principal Chief Financial Officer *

101 INS	XBRL Instance Document *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *
____________
*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM MATERIALS CORP.

March 14, 2012	By:	/s/ Stephen Squires
Stephen Squires, Principal Executive Officer

March 14, 2012	By:	/s/ Chris Benjamin
Chris Benjamin, Principal Financial Officer