Form 10-Q
period 2011-12-31
QUANTUM MATERIALS CORP.
filed 2012-04-10
CIK 1403570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

FINANCIAL INFORMATION
Item 1. Financial Statements

INDEX

PART 1 – FINANCIAL INFORMATION	Page

Item 1. Financial Statements	3

Consolidated balance sheets as of December 31, 2011 (unaudited) and June 30, 2011	3

Consolidated statements of operations, for the three and six months ended December 31, 2011 and 2010 and for the period from inception (May 19, 2008) through December 31, 2011 (unaudited)	4

Consolidated statements of cash flows for the six months ended December 31, 2011 and 2010 and for the period from inception (May 19, 2008) through December 31, 2011 (unaudited)	5

Notes to consolidated financial statements (unaudited)	6

Item 2. Management’s Plan of Operation.	12

Item 3. Quantitative and Qualitative Disclosures and Market Risk	18

Item 4. Controls and Procedures	18

PART 2 – OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults upon Senior Securities	20

Item 4. Removed and reserved.	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	22

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31	June 30
	2011	2011
	(Unaudited)
ASSETS
Current
Cash	$68,247	$98

Total current assets	68,247	98

Licenses	55,000	55,000
Furniture and equipment, net of amortization	2,732	3,821
Deferred financing cost, net	-	36,167

Total other assets	57,732	94,988

Total assets	$125,979	$95,086

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued Liabilities	$897,888	$861,635
Accrued liabilities - related party	700,797	446,027
Advances related party	-	-
Deferred revenue	899	899
Fair value of embedded conversion feature	754,000	1,223,000
Convertible debenture, net of discount	1,500,000	908,405

Total current liabilities	3,853,584	3,439,966

Total liabilities	3,853,584	3,439,966

Commitments and Contingencies

Stockholders' deficit
Common stock, $0.001 par value,
Authorized, 200,000,000 shares
Issued and outstanding 113,834,712 and 110,651,446, respectively	113,835	110,651
Additional paid-in capital	6,988,155	6,645,806
Deficit accumulated during the development stage	(10,829,595)	(10,101,337)

Total stockholders' deficit	(3,727,605)	(3,344,880)

Total liabilities and stockholders' deficit	$125,979	$95,086

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ending December 31, 2011 and December 31, 2010 and period from May 19, 2008 (inception) through December 31, 2011
(unaudited)

					Inception
	Three months ended		Six months ended		through
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011

Operating expenses:
General and administrative	$260,898	$263,021	$480,020	$653,260	$7,171,181
Research and development	6,671	-	13,943	-	780,836

Total operating expenses	267,569	263,021	493,963	653,260	7,952,017

Loss from operations	(267,569)	(263,021)	(493,963)	(653,260)	(7,952,017)

Other expenses (revenue):
Amortization of convertible debenture discount	329,585	126,561	586,729	226,088	1,468,836
Amortization of deferred finance cost	9,917	26,250	36,167	52,500	315,000
Change in fair value of embeded conversion feature	53,000	477,317	(469,000)	(508)	258,088
Interest expense	37,513	30,000	72,755	50,302	525,289
Warrant expense	4,131	-	7,644	39,877	310,365

Total other expenses	(434,146)	(660,128)	(234,295)	(368,259)	(2,877,578)

Net income (loss)	$(701,715)	$(923,149)	$(728,258)	$(1,021,519)	$(10,829,595)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	112,773,193	87,249,357	112,243,250	86,106,883

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ending December 31, 2011 and December 31, 2010 and period from May 19, 2008 (inception) through December 31, 2011
(Unaudited)

	Six months	Six months	Inception
	ended	ended	through
	December 31	December 31	December 31
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(728,258)	$(1,021,519)	$(10,829,595)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	-	199,000	4,513,372
Stock issued for debenture interest	72,755	50,302	515,289
Depreciation of furniture and office equipment	1,089	2,024	12,807
Amortization of convertible debenture discount	586,729	226,088	1,468,837
Amortization of deferred finance cost	36,167	52,500	315,000
Warrant expense	7,644	39,877	310,365
Change in fair value of warrants and embeded
conversion feature	(469,000)	(508)	258,088
Net change in:
Bank overdraft		-	-
Deferred revenue		-	899
Accounts payable and accrued liabilities	36,253	(124,735)	1,127,053
Accrued liabilities - related party	254,770	327,174	405,372

Cash flows provided (used) by operating activities	(201,851)	(249,797)	(1,902,513)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	-	-	(55,000)
Proceeds from disposal of furniture and equipment		-	5,343
Purchase of furniture & equipment	-	-	(20,883)

Cash flows provided (used) in investing activities	-	-	(70,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	270,000	50,000	856,300
Proceeds from related party advances	-	199,778	-
Proceeds from convertible debenture issued	-	-	1,500,000
Payment of deferred finance cost	-	-	(315,000)

Cash flows from financing activities	270,000	249,778	2,041,300

NET INCREASE (DECREASE) IN CASH	68,149	(19)	68,247

Cash, beginning of the period	98	-	-

Cash, end of the period	$68,247	$(19)	$68,247

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Non cash transaction
Issuance of common stock in connection
with recapitalization	$-	$-	$2,202
Issuance of common stock for
settlement of liabilities	$-	$15,000	$-
Issuance of warrants for salaries
and bonuses	$-	$625,852	$-
Cumulative effect of change in accounting
principle on convertible notes	$-	$-	$(49,541)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIAL CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2011. The results for the six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2012.

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

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value:  Level 1  – Quoted prices in active markets for identical assets or liabilities;  Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and  Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the November 4, 2008 note.  At December 31, 2011, all of the Company’s derivative liabilities were categorized as Level 3 fair value assets. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

	As of December 31, 2011
	Fair Value Measuring Using

	Carrying Value	Level 1	Level 2	Level 3	Total
Derivatives Liability	$754,000	-	-	754,000	$754,000

Total Derivatives Liability	$754,000	-	-	754,000	$754,000

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first six months of fiscal year 2012:

	Fair Value
	Measurements
	Using Level 3
	Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of July 1, 2011	$1,223,000	$1,223,000
Total Gains or Losses (realized/unrealized) Included in Net Loss	(469,000)	(469,000)
Purchases, issuances and settelements	-	-
Transfers in and/or out of Level 3	-	-

Ending Balance at December 31, 2011	$754,000	$754,000

Note 3. Related party transactions

The Company expensed management fees to the CEO / major shareholder as well as other related party executives of $370,279 and $659,000 respectively in the six months ended December 31, 2011 and the year ended June 30, 2011.  The Company was not able to pay the majority of these fees, as a result the accrued liabilities related party was $700,797 and $446,027 respectively as of December 31, 2011 and June 30, 2011.

During the six months ended December 31, 2011 the Company recorded $5,760 of rent expense for the use of executive office space in the home of the CEO / major shareholder, $nil was paid and $5,760 was accrued.

Note 4.  Stockholders Equity

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

In October 2011 the Company issued 625,000 shares of common stock in exchange for cash at a price of $0.08 per share.

In December 2011 the Company issued 254,669 shares of common stock to pay accrued interest of $30,000 for the three month period ended December 1, 2011.

In December 2011 the Company issued 750,000 shares of common stock in exchange for cash at a price of $0.08 per share.

Warrants

On December 18, 2011 the Company issued 2,000,000 common stock warrants (The Warrants), each of which entitles the holder to one share of the Company’s common stock at an exercise price of $0.08 per share.  The warrants were issued as part of the debenture due date extension amendment entered into on December 18, 2011.

Fair Value Considerations

The Company’s accounting for the issuance of warrants to the required the estimation of fair values of the financial instruments. The development of fair values of financial instruments requires the selection of appropriate methodologies and the estimation of often subjective assumptions. The Company selected the valuation techniques based upon consideration of the types of assumptions that market participants would likely consider in exchanging the financial instruments in market transactions. The warrants were valued using a Black-Scholes-Merton Valuation Technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments.

The Warrants were valued at $233,367 or $0.117 per warrant.  The following tables reflect assumptions used to determine the fair value of the Warrants:

	Fair Value Hierarchy Level	December 2011 Warrants
Indexed shares		2,000,000
Exercise price		$0.08
Significant assumptions:
Stock price	3	$0.141
Remaining term	3	3 years
Risk free rate	2	1.08%
Expected volatility	2	136.46%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.
(2)	Level 2 inputs include:

●	Risk-free rate- The risk-free rate of return reflects the interest rate for United States Treasury Note with similar time-to-maturity to that of the warrants.

●	Expected volatility – The Black-Scholes volatility standard deviation of the underlying stock price's daily logarithmic returns, annualized.

(3)	Level 3 inputs include:

●	Stock price - The Company’s average common stock for the prior ten days was utilized.
●	Remaining term - The remaining term of the warrants.

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

The Company is currently in arrears for payment of obligations due to ASU totaling $455,000 as of December 31, 2011.

In addition the Company had one other service agreements with a major university for a twelve month period starting in November 2009.  These services were not completed as the Professor responsible for exercising the agreement has moved out of the country.  The Company is negotiating final settlement for this agreement.

Employment agreements

The Company has four employment agreements in effect.  The CEO has a three year agreement which started in January 2010 and the Chief Technology Officer has a one year agreement which started in October 2009 and has been renewed for an additional year.  In addition the Company has employment agreements with two other individuals one for Asian business development which terminates April 15, 2012 and one for Middle East business development which terminates April 1, 2012.

Summary

Fiscal	Services	Employment	License
Year	agreements	agreements	agreements	Total
2012	$	$160,000	$154,450	$314,450
2013		100,000	317,000	417,000
2014			492,500	492,500
2015			785,000	785,000
2016			785,000	785,000
Thereafter			785,000	785,000

Total	$-	$260,000	$3,318,950	$3,578,950

Note 6.  Warrants

In December 2011 the Company issued 2,000,000 common stock warrants with a strike price of $0.08 and a three year term to the debenture holders in relation to the extension of the debenture expiration date to November 4, 2012.

Note 7.  Subsequent events

Stockholder Matters

In March 2012 the Company issued 356,443 shares of common stock to pay accrued interest of $30,000 for the three month period ended March 1, 2012.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended December 31, 2011 have been included.

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

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of the Company (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture has a term of three years maturing on November 4, 2011, , which was recently extended to November 4, 2012, bearing interest at the rate of 8% per annum and is prepayable by the Company at anytime without penalty, subject to the Debenture holders’ conversion rights. Each Debenture is convertible at the option of each Lender into the Company’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”), currently at a conversion price of $.12 per share (the “Conversion Price”).  The Registration Rights Agreement requires the Company to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event the Company fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale. The Debentures are secured by the assets of the Company and are guaranteed by Solterra as the Company’s subsidiary. In the event the Debentures are converted in their entirety, the Company would be required to issue an aggregate of 12,500,000 shares of the Company’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company’s Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction.   We also entered into a Standstill Agreement with the Debenture Holders effective June 1, 2009 which was amended and expired on December 1, 2009.   At the time the Standstill Agreement expired, the Company did not have an effective registration statement, registering the resale of all Registrable Securities as required by the Registration Rights Agreement. Nevertheless, management believes that no such registration statement was then or is currently required to be filed with the Securities and Exchange Commission as management believes that all securities of the Company held by the Debenture Holders are saleable pursuant to Rule 144 without volume restriction or other limitations on sale, so long as the Debenture Holders are not affiliated parties of the Company.  As of the filing date of this Form 10-Q, the Debenture Holders have taken no action under the Registration Rights Agreement or other transaction documents to notify the Company that it is in default under any of such agreements even though an event of default may be deemed to exist for several reasons; including, without limitation, those enumerated above and the Company's failure to obtain director and officer liability insurance, failure to make a payment of interest on a timely basis and failure to be current from time-to-time with all obligations and responsibilities owed to Rice under our license agreement.

On December 18, 2011 the Company executed an agreement with the debenture holders to extend the maturity date of the convertible debenture to November 4, 2012.  All other terms in the original agreement remain unchanged.  In addition, the debenture holders were granted 2,000,000 three-year common stock warrants with a strike price of $0.08.

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

▪
Become the first bulk manufacture of high quality tetrapod quantum dots and the first solar cell manufacturer to be able to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, South America, Europe the Middle East and Asia.

▪
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

▪
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

▪
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

Liquidity and Capital Resources

At December 31, 2011 the Company had a working capital deficit of $3,785,337 with total current assets of $68,247 and liabilities of $3,853,584. Approximately $700,797 of these liabilities are owed to our officers, directors and employees for services rendered and expenses not reimbursed through December 31, 2011.  The Company has been in the development stage since inception.  As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture as well as advances from a director shareholder and employees’ wages being partially or fully accrued but not paid.

As of December 31, 2011, the Company lacks cash or cash equivalent assets and continues to incur losses in its development stage operations.  In the past, the Company has been relying on loans from its Chief Executive Officer resulting from private sale transactions in our common stock owned by him.  The Company has also relied on various universities performing work and providing U.S. licensing rights under business agreements in which the Company is in arrears in payments as well as employees and consultants agreeing to defer payment of wages and fees owed to them.   Currently, the Company is seeking additional financing; however, no definitive agreements for additional financing have been received and the Company cannot provide any assurance that additional funding will be available to finance our operations on terms acceptable to us, if at all, in order to support our plan of operations.  If we are unable to achieve the financing necessary to continue our plan of operations, then our stockholders may lose their entire investment in the Company.  See "Notes to Financial Statements."

Cash was used in operating activities of $201,851 for the six months ended December 31, 2011. This is a result of a net loss of $728,258 partially offset by non-cash items including stock issued for debenture interest $72,755, as well as change in accounts payables and accrued liabilities of $36,253, change in accrued liabilities related parties $254,770, change in fair value of warrants and embedded conversion feature of $(469,000), amortization of convertible debenture discount of $586,729 and amortization of deferred finance cost of $36,167.  Cash flows from financing activities during the six months ended December 31, 2011 were $270,000 which consisted of $270,000 from the proceeds of the sale of common stock. This resulted in an increase in cash for the period of $68,149 and cash on hand at the end of the period of $68,247.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $10,829,595 since its inception, at December 31, 2011, has a working capital deficit of $3,785,337 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and substantial additional financing during fiscal 2012 to maintain its development stage operations. The Company is exploring all reasonable avenues of financing at this time, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all. In this respect, see “Note 2” in our notes to the consolidated financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

In May 2011, David Doderer ($81,250), Robert Glass ($61,250), Ghassan Jabbour ($62,500), Andrew Robinson ($50,000) and Toshinon Ando ($65,000) converted the amount of monies set forth beside their names into five-year warrants to purchase  738,636 shares, 556,818 shares, 568,181 shares, 454,545 shares and 590,909 shares, respectively. In summary, a total of $320,000 was converted into warrants to purchase 2,909,089 shares exercisable at $.11 per share through the expiration date of May 18, 2016.

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

Results of operations – Three and Six Months Ended December 31, 2011 and 2010

General and administrative expenses

During the six months ended December 31, 2011 the Company incurred $480,020 of general and administrative expenses a decrease of $173,240 from the $653,260 recorded for the six months ended December 31, 2010.  The decrease in general and administrative expenses was primarily due to a decrease in other professional fees of $198,655, a decrease in remuneration of staff of $251,220, a decrease in travel expenses of $2,414, a decrease in audit and legal of $1,727, offset by an increase in corporate expenses of $3,381 .

Included in the expenses for the current six months ended December 31, 2011 were remuneration of staff $364,405, legal and audit of $42,260, travel expense of $38,964, corporate expense of $15,034, other professional fees of $2,438, and amortization of furniture and equipment of $1,088.  This compares to the six months ended December 31, 2010 which included other professional fees of $201,092, remuneration of staff $335,727, license maintenance costs of $802, legal and audit of $43,185, corporate expense of $11,653, office expenses of $17,399, travel expense of $41,378 and amortization of furniture and equipment of $2,024.

During the three months ended December 31, 2011 the Company incurred $260,898 of general and administrative expenses a decrease of $2,123 from the $263,021 recorded for the three months ended December 31, 2010.  The decrease in general and administrative expenses was primarily due to a decrease in other professional fees of $112,135, a decrease in remuneration of staff of $180,045, a decrease in audit and legal of $9,986, offset by an increase in travel of $7,302 and an increase in corporate expenses of $9,865.  For the three months ended December 31, 2011, other (income) expenses were $(322,633) as compared to $660,128.  The decrease in other expenses was related to the change in the fair value of the embedded conversion feature.

Included in the expenses for the current three months ended December 31, 2011 were remuneration of staff $191,580, legal and audit of $17,760, travel expense of $27,954,, corporate expense of $12,770, other professional fees of $938, and amortization of furniture and equipment of $545.  This compares to the three months ended December 31, 2010 which included other professional fees of $113,072, remuneration of staff $91,727, license maintenance costs of $286, legal and audit of $27,460, corporate expense of $2,905, office expenses of $5,907, travel expense of $20,652 and amortization of furniture and equipment of $1,012.

 Research and development expenses.

Research and development expenses of $13,943 were incurred in the six months ended December 31, 2011, compared to $nil in the six months ended December 31, 2010.  The increase is the result of $6,671 in royalties to Rice University, $4,281 in patent expenses and $2,991 in sample Qdot manufacturing.  Development expenses of $6,671 were recorded in the three months ended December 31, 2011, compared to $nil in the three months ended December 31, 2010.

Amortization of convertible debenture discount

The convertible debenture discount of $1,500,000 is being amortized over the 36 month term of the debenture using the effective interest method.  The debenture was issued on November 4, 2008.  Amortization recorded for the six month period ended December 31, 2011 and 2010 was $586,729 and $226,088, respectively.  The amortized balance of the discount at December 31, 2011 is $nil resulting in the convertible debenture value on the balance sheet net of the discount $1,500,000.  For the three months ended December 31, 2011, the amortization of convertible debenture discount was $329,585 as compared to $126,561 for the comparable period of the prior year.

Amortization of deferred finance cost

This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized using the effective interest method over the thirty-six month life of the debenture.  Amortization expense for the six months ended December 31, 2011 and 2010 was $36,167 and 52,500 respectively.  Amortization expense for the three months ended December 31, 2011 and 2010 was $9,917 and 26,250, respectively.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008.

In December 2011 the Company issued 254,669 shares of common stock to pay accrued interest of $30,000 for the three month period ended December 1, 2011.

Interest expense recorded for the six months ended December 31, 2011 was $72,755 compared to $50,302 in the six month period ended December 31, 2010.   Interest expense recorded for the three months ended December 31, 2011 and 2010 was $30,000, respectively.

According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.  In the six months ended December 31, 2011 the Company issued 474,933 shares of the Company’s restricted Common Stock to pay $60,000 of accrued interest payable.  As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  However the timing of the shares being issued resulted in the share value being less than the interest paid therefore a decrease in interest expense was recorded of $12,755 for the period.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the six months ended December 31, 2011 and 2010 was a decrease of $469,000 and a decrease of $508, respectively, decreasing the fair value of embedded conversion feature liability from $1,223,000 to $754,000.   In the three months ended December 31, 2011 the increase was $53,000.  In the three months ended December 31, 2010 the increase was $477,317.

Cash Flow

During the six months ended December 31, 2011, cash was used in operations of $201,851.  During this period the Company received proceeds from financing activities of $270,000.  These changes resulted in an increase of $68,149 in the cash position for six months ended December 31, 2011.  The opening cash at June 30, 2011 was $98 and the closing balance at December 31, 2011 was $68,247.

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective at December 31, 2011.  Management basis its determination upon the untimely filing of our Form 10-K for the years ended June 30, 2011 and 2010 and our Form 10-Q for the periods ended September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011 and December 31, 2011

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	From July 1, 2011 to December 31, 2011, we had the following sales of unregistered Common Stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

July 2011	Common Stock	1,250,000	$150,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2011	Common Stock	83,333	$10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2011	Common Stock	220,264	Shares issued in exchange for $30,000 of interest through September 1, 2011	Section 4(2); and/or Rule 506	Not applicable.

October 2011	Common Stock	625,000	$50,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

December 2011	Common Stock	254,669	Shares issued in exchange for $30,000 of interest through December 1, 2011	Section 4(2); and/or Rule 506	Not applicable.

December 2011	Common Stock	125,000	$10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

December 2011	Common Stock	625,000	$50,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

December 2011	Common Stock Warrants	2,000,000	Warrants issued as part of a debenture maturity date extension; no commissions paid	Section 4(2); and/or Rule 506	2,000,000 Warrants are exercisable at $0.08 per share through December 18, 2014.

(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the six months ended December 31, 2011, there were no repurchases by the Company of its Common Stock.

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

10.5	Consulting Agreement between Steven Posner, Oceanus Capital and the issuer (incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2009 filed November 12, 2009).

10.6	Consulting Agreement between Sound Capital Inc and the issuer dated November 12, 2009 (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2009).

10.7	License Agreement between The University of Arizona and the issuer dated July 2009. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2009)

10.8	Agreement to amend the maturity date of the 8% Senior Secured Convertible Debenture to November 4, 2012

21.1	Subsidiaries of Registrant listing state of incorporation (incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2009 filed on November 12, 2009).

31(a)	Rule 13a-14(a) Certification – Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification –Principal Financial Officer *

32(a)	Section 1350 Certification –Principal Executive Officer *

32(b)	Section 1350 Certification –Principal Financial Officer *

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *

____________
*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM MATERIALS CORP.

April 10, 2012	By:	/s/ Stephen Squires
Stephen Squires,
Principal Executive Officer

April 10, 2012	By:	/s/ Chris Benjamin
Chris Benjamin,
Principal Financial Officer