Form 10-Q
period 2012-03-31
QUANTUM MATERIALS CORP.
filed 2012-05-11
CIK 1403570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 5, 2012, the issuer had 122,571,308 shares of common stock, $0.001 par value per share outstanding ("Common Stock") after giving effect to the issuance of 6,856,443 shares that we were obligated to issue in March 2012.

FINANCIAL INFORMATION
Item 1. Financial Statements

INDEX

PART 1 – FINANCIAL INFORMATION	Page

Item 1. Financial Statements	3

Consolidated balance sheets as of March 31, 2012 (unaudited) and June 30, 2011	3

Consolidated statements of operations, for the three and nine months ended March 31, 2012 and 2011 and for the period from inception (May 19, 2008) through March 31, 2012 (unaudited)	4

Consolidated statements of cash flows for the nine months ended March 31, 2012 and 2011 and for the period from inception (May 19, 2008) through December 31, 2011 (unaudited)	5

Notes to consolidated financial statements (unaudited)	6

Item 2. Management’s Plan of Operation.	11

Item 3. Quantitative and Qualitative Disclosures and Market Risk	16

Item 4. Controls and Procedures	16

PART 2 – OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults upon Senior Securities	19

Item 4. Removed and reserved.	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	21

Quantum Materials Corp.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31	June 30
	2012	2011
	(Unaudited)
ASSETS
Current
Cash	$481	$98

Total current assets	481	98

Licenses	55,000	55,000
Furniture and equipment, net of deprecation of $11,502 and $9,250	1,569	3,821
Deferred financing cost, net of amortization of $315,000 and $278,833	-	36,167

Total other assets	56,569	94,988

Total assets	$57,050	$95,086

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued Liabilities	$913,389	$861,635
Accrued liabilities - related party	829,721	446,027
Advances - related party	-	-
Deferred revenue	899	899
Fair value of derivative liabilities	631,000	1,223,000
Convertible debenture, net of discount	1,500,000	908,405

Total current liabilities	3,875,009	3,439,966

Total liabilities	3,875,009	3,439,966

Stockholders' deficit
Common stock, $0.001 par value,
200,000,000 shares authorized,
Issued and outstanding 120,816,155 and 110,651,446, respectively	120,816	110,651
Additional paid-in capital	7,568,717	6,645,806
Deficit accumulated during the development stage	(11,507,492)	(10,101,337)

Total stockholders' deficit	(3,817,959)	(3,344,880)

Total liabilities and stockholders' deficit	$57,050	$95,086

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ending March 31, 2012 and March 31, 2011 and period from May 19, 2008 (inception) through March 31, 2012
(Unaudited)

					Inception
	Three months ended		Nine months ended		through
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012

Operating expenses:
General and administrative	$760,265	$1,605,380	$1,240,284	$2,258,640	$7,931,445
Research and development	2,706	-	16,650	-	783,543

Total operating expenses	762,971	1,605,380	1,256,934	2,258,640	8,714,988

Loss from operations	(762,971)	(1,605,380)	(1,256,934)	(2,258,640)	(8,714,988)

Other expenses (income):
Amortization of convertible debenture discount	0	157,778	586,730	383,866	1,468,837
Amortization of deferred finance cost	0	26,250	36,167	78,750	315,000
Change in fair value of derivative liabilities	(123,000)	(220,971)	(592,000)	(221,479)	135,088
Interest expense	37,926	84,266	110,680	134,568	563,214
Warrant expense	-	-	7,644	39,877	310,365

Total other expenses / (income)	85,074	(47,323)	(149,221)	(415,582)	(2,792,504)

Net loss	$(677,897)	$(1,652,703)	$(1,406,155)	$(2,674,222)	$(11,507,492)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.03)

Weighted average number of common
shares outstanding	116,185,204	96,214,344	113,547,678	89,304,879

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ending March 31, 2012 and March 31, 2011 and period from May 19, 2008 (inception) through December 31, 2011
(Unaudited)

	Nine months	Nine months	Inception
	ended	ended	through
	March 31	March 31	March 31
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,406,155)	$(2,674,222)	$(11,507,492)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	520,000	1,428,855	5,033,372
Options issued for services	19,618	-	19,618
Stock issued for debenture interest	110,680	164,568	553,214
Depreciation of furniture and office equipment	2,252	3,036	13,970
Amortization of convertible debenture discount	591,595	383,866	1,473,703
Amortization of deferred finance cost	36,167	78,750	315,000
Warrant expense	2,778	39,877	305,499
Change in fair value of warrants and embedded
conversion feature	(592,000)	(221,479)	135,088
Net change in:
Deferred revenue	-	899	899
Accounts payable and accrued liabilities	51,753	306,433	1,142,553
Accrued liabilities - related party	383,695	483,443	534,297

Cash flows used by operating activities	(279,617)	(5,974)	(1,980,279)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	-	-	(55,000)
Proceeds from disposal of furniture and equipment		-	5,343
Purchase of furniture & equipment	-	-	(20,883)

Cash flows provided by investing activities	-	-	(70,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	280,000	80,000	866,300
Proceeds from related party advances	-	(70,367)	-
Proceeds from convertible debenture issued	-	-	1,500,000
Payment of deferred finance cost	-	-	(315,000)

Cash flows provided by financing activities	280,000	9,633	2,051,300

NET INCREASE (DECREASE) IN CASH	383	3,659	481

Cash, beginning of the period	98	19	-

Cash, end of the period	$481	$3,678	$481

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Non cash transactions
Issuance of common stock in connection
with recapitalization	$-	$-	$2,202
Cumulative effect of change in accounting
principle on convertible notes	$-	$(49,541)	$(49,541)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIAL CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2011. The results for the nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2012.

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

Note 2. Derivatives and Fair Value

The Company has evaluated the application of ASC 815, Derivatives and Hedging, to the Convertible Note issued November 4, 2008.  Based on the guidance in ASC 815, the Company concluded these instruments were required to be accounted for as derivatives as of July 1, 2009 due to the down round protection feature on the conversion price and the exercise price.  The Company records the value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “Gain (loss) on derivative liabilities.”  These derivative instruments are not designated as hedging instruments under ASC 815 and are disclosed on the balance sheet under Derivative Liabilities.

ASC 825-10, Financial Instruments, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value:  Level 1  – Quoted prices in active markets for identical assets or liabilities;  Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and  Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the November 4, 2008 note.  At March 31, 2012, all of the Company’s derivative liabilities were categorized as Level 3 fair value assets. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
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

Derivative Liabilities and Fair Value

	As of March 31, 2012
	Fair Value Measuring Using

	Carrying Value	Level 1	Level 2	Level 3	Total
Derivatives Liability	$631,000	-	-	631,000	$631,000

Total Derivatives Liability	$631,000	-	-	631,000	$631,000

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first nine months of fiscal year 2012:

	Fair Value
	Measurements
	Using Level 3
	Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of July 1, 2011	$1,223,000	$1,223,000
Total Gains or Losses (realized/unrealized) Included in Net Loss	(592,000)	(592,000)
Purchases, issuances and settelements	-	-
Transfers in and/or out of Level 3	-	-

Ending Balance at March 31, 2012	$631,000	$631,000

Note 3. Related party transactions

The Company expensed management fees to the CEO / major shareholder as well as other related party executives of $469,405 and $659,000 respectively in the nine months ended March 31, 2012 and the year ended June 30, 2011.  The Company was not able to pay the majority of these fees, and as a result the accrued liabilities related party were $829,722 and $446,027 respectively as of March 31, 2012 and June 30, 2011.

During the nine months ended March 31, 2012 the Company recorded $8,640 of rent expense for the use of executive office space in the home of the CEO / major shareholder, $0 was paid and $8,640 was accrued.

Note 4.  Stockholders’ Equity

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

In January 2012 the Company issued 125,000 shares of common stock in exchange for cash at a price of $0.08 per share.

In March 2012 the Company issued 356,443 shares of common stock to pay accrued interest of $30,000 for the three month period ended March 1, 2012.

In March 2012 the Company issued 6,500,000 shares of common stock to related parties for services rendered at a price of $0.08 per share.

Warrants

On December 18, 2011 the Company issued 2,000,000 common stock warrants (The Warrants), each of which entitles the holder to one share of the Company’s common stock with a strike price of $0.08 per share and a three-year term to the debenture holders in relation to the extension of the debenture expiration date to November 4, 2012.

Options

In March 2012 the Company issued 3,500,000 common stock options to related parties in exchange for services rendered, each of which entitles the holder to one share of the Company’s common stock with a strike price of $0.03 per share and a five-year term.

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

Rice is entitled to receive during the term of each License Agreement certain royalties under the License Agreement of adjusted gross sales (as defined) ranging from 2% to 4% for photovoltaic cells and 7.5% of adjusted gross sales for quantum dots sold in electronic and medical applications. Minimum royalties payable under the License Agreement include $129,412 due August 1, 2012, $473,250 due August 1, 2013, $1,746,000 due August 1, 2014 and $3,738,600 due August 1, 2015 and each August 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. In the event of a Liquidity Event (as defined), Rice is entitled to receive from Licensee a fee of $750,000 within five business days of the Liquidity Event. The term of the License Agreement is to expire on the expiration date of Rice’s rights in its intellectual property and the Licensee’s rights are worldwide. Our Agreement, as amended, with Rice provides for termination of each Agreement in the event that we are determined to be insolvent as defined in the Agreements. The milestones of each License Agreement also require a quantum dot production pilot plant to be established by February 28, 2012, capable of producing 1,000 grams per week.  This requirement has been met.   The subsequent milestone of the License Agreement require a full scale quantum dot production plant be established by May 31, 2012.  No assurances can be given that this milestone will be met by the Company on a timely basis.

Agreement with Arizona State University

Solterra had an agreement with Arizona State University (“ASU”) pursuant to which ASU at a cost of $835,000 will assist Solterra under the direction of Dr. Ghassan Jabbour in scaling up or optimizing the solar cells so that they can be printed. As of June 30, 2010, $630,000 of these costs in this agreement have been incurred and an additional $205,000 was to accrue before the end of the fiscal year ended June 30, 2010.  During February 2010, Dr. Jabbour accepted a Directorship at the King Abdullah University of Science and Technology (KAUST), in Saudi Arabia. As a result of Dr. Jabbour now being located in Saudi Arabia, it is no longer logistically feasible for him to conduct the development work at ASU. As of December 31, 2010, we have paid ASU $175,000 under our contract with ASU. We are therefore working with Dr. Jabbour to continue his development work at the KAUST facilities and we are negotiating a substantially reduced fee with ASU.  Dr. Jabbour is also our Chief Science Officer and is an employee of QMC/Solterra.

Agreement with University of Arizona

Solterra has entered into an exclusive Patent License Agreement with the University of Arizona ("UA") to license US Patent # 7,015,052, which was issued on March 21, 2006, entitled “Screen Printing Techniques for the Fabrication of Organic Light - Emitting Diodes”. Pursuant to the License Agreement, Solterra has an exclusive license to market, sell and distribute licensed products within its field of use which is defined as organic light emitting diodes in printed electronic displays and all other printed electronic components. Solterra has the right to grant sublicenses with respect to the licensed product and the license method (as defined in the agreement). Pursuant to said agreement, as amended, we are obligated to pay minimum annual royalties of $25,000 by June 30, 2012, $50,000 by December 31, 2012, $125,000 by June 30, 2013 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the Consumer Price Index.  Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. Our Agreement with UA may be terminated by UA in the event that we are in breach of any provision of this Agreement and said breach continues for 60 days after receiving written notice. Our Agreement with UA will also automatically terminate if Solterra becomes insolvent or unable to pay its debts as they become due. We can provide no assurances that we will be able to meet our obligations under our Agreement with UA. Termination of our Agreement with UA could materially adversely affect our operations.

Development service agreements

In October 2008, the Company entered into a development service agreement with Arizona State University ("ASU") to optimize the printing process of solar cells.  The agreement is for the period October 1, 2008 to January 30, 2010 with an option for two additional years of services.  This Agreement has not been extended by the parties due to the departure of Dr. Jabour from ASU.  The final balance due ASU is under negotiation.  The table below summarizes these financial commitments under this agreement.  These amounts are recorded as research and development expenses in the consolidated financial statements.

The Company is currently in arrears for payment of obligations due to ASU totaling $455,000 as of March 31, 2012.

In addition, the Company had one other service agreement with a major university for a twelve month period starting in November 2009.  These services were not completed as the Professor responsible for exercising the agreement has moved out of the country.  The Company is negotiating final settlement for this agreement.

Employment agreements

The Company has four employment agreements in effect.  The CEO has a three-year agreement which started in January 2010 and the Chief Technology Officer has a one-year agreement which started in October 2009 and has been renewed for an additional 2 years. In addition, the Company has employment agreements with two other individuals which were scheduled to terminate in April 2012:  one for Asian business development  and one for Middle East business development .

Summary

Fiscal	Services	Employment	License
Year	agreements	agreements	agreements	Total
2012	$	$70,000	$154,450	$224,450
2013		100,000	317,000	417,000
2014			492,500	492,500
2015			785,000	785,000
2016			785,000	785,000
Thereafter			785,000	785,000

Total	$-	$170,000	$3,318,950	$3,488,950

Note 6.  Warrants

No warrants were issued in the nine month period ending March 31, 2012.

Note 7.  Subsequent events

We have evaluated subsequent events through May 8, 2012, the date our financial statements were available to be issued.   We are not aware of any significant events that occurred subsequent to the balance sheet date that would have a material impact on our financial statements.

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

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q and our Form 10-K filed February 15, 2012 for the fiscal year ended June 30, 2011.  Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions.  The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein.  The Company's actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended March 31, 2012 have been included.

Business Overview

Quantum Material Corp. is a start-up solar technology and quantum dot manufacturing firm.  We perceive an opportunity to acquire a significant amount of both quantum dot and solar photovoltaic market share by commercializing a low cost quantum dot processing technology and a low cost quantum dot based third generation photovoltaic technology/solar cell, pursuant to an exclusive license agreement with William Marsh Rice University (“Rice University” or “Rice”).  Our objective is for Quantum to become the first bulk manufacturer of high quality tetrapod quantum dots and for Solterra to be the first solar cell manufacturer to be able to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, Europe, the Middle East and Asia.

Competitors are pursuing different nanotechnological approaches to developing solar cells, but the general idea is the same for all. When light hits an atom in a semiconductor, those photons of light with lots of energy can push an electron out of its nice stable orbital around the atom. The electron is then free to move from atom to atom, like the electrons in a piece of metal when it conducts electricity.  Using nano-size bits of semiconductor embedded in a conductive plastic maximizes the chance that an electron can escape the nanoparticle and reach the conductive plastic before it is "trapped" by another atom that has also been stripped of an electron. Once in the plastic, the electron can travel through wires connecting the solar cell to an electronic device. It can then wander back to the nanocrystal to join an atom that has a positive charge, which scientifically is called “electron-hole recombination”.

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

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of the Company (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000.  Each Debenture has a term of three years maturing on November 4, 2011, which was recently extended to November 4, 2012, bears interest at the rate of 8% per annum and is prepayable by the Company at anytime without penalty, subject to the Debenture holders’ conversion rights. Each Debenture is convertible at the option of each Lender into the Company’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”), currently at a conversion price of $.12 per share (the “Conversion Price”).  The Registration Rights Agreement requires the Company to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event the Company fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale. The Debentures are secured by the assets of the Company and are guaranteed by Solterra as the Company’s subsidiary. In the event the Debentures are converted in their entirety, the Company would be required to issue an aggregate of 12,500,000 shares of the Company’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company’s Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction.   We also entered into a Standstill Agreement with the Debenture Holders effective June 1, 2009 which was amended and expired on December 1, 2009.   At the time the Standstill Agreement expired, the Company did not have an effective registration statement, registering the resale of all Registrable Securities as required by the Registration Rights Agreement. Nevertheless, management believes that no such registration statement was then or is currently required to be filed with the Securities and Exchange Commission as management believes that all securities of the Company held by the Debenture Holders are saleable pursuant to Rule 144 without volume restriction or other limitations on sale, so long as the Debenture Holders are not affiliated parties of the Company.  As of the filing date of this Form 10-Q, the Debenture Holders have taken no action under the Registration Rights Agreement or other transaction documents to notify the Company that it is in default under any of such agreements even though an event of default may be deemed to exist for several reasons; including, without limitation, those enumerated above and the Company's failure to obtain director and officer liability insurance, failure to make a payment of interest on a timely basis and failure to be current from time-to-time with all obligations and responsibilities owed to Rice under our license agreement.

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

c)
The Company has received a number of inquiries for its Tetrapod quantum dots (“TQD”) for a broad range of applications. It is our desire to, establish a pilot line Tetrapod quantum dot production plant as soon as possible so we can better exploit these opportunities and have the ability to custom tailor the features of the TQD’s for a specific customers applications. We are currently in discussions with a Canadian based group that has expressed interest in providing the funding for this pilot plant to be established in Canada. This group is currently conducting its due diligence. It is our desire to establish a second TQD pilot production plant in Austin Texas and we are in preliminary discussions with several groups in order to arrange for the funding necessary to establish this pilot plant as well. If we are successful in establishing the pilot production plants in Canada and/or Texas, of which there can be no assurances given, we are anticipating revenues in the eighth month after receipt of funding for each respective plant. We can provide no assurances that funding for the proposed pilot plants will be available to us on terms satisfactory to us, if at all.

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

Liquidity and Capital Resources

At March 31, 2012 the Company had a working capital deficit of $3,874,528 with total current assets of $481 and total current liabilities of  $3,875,009. Approximately $ $829,721 of these liabilities are owed to our officers, directors and employees for services rendered and expenses not reimbursed through March 31, 2012.  The Company has been in the development stage since inception.  As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture as well as advances from a director shareholder and employees’ wages being partially or fully accrued but not paid.

As of March 31, 2012, the Company lacks cash or cash equivalent assets and continues to incur losses in its development stage operations.  In the past, the Company has been relying on loans from its Chief Executive Officer resulting from private sale transactions of our common stock he owned.  The Company has also relied on various universities performing work and providing U.S. licensing rights under business agreements in which the Company is in arrears in payments as well as employees and consultants agreeing to defer payment of wages and fees owed to them.   Currently, the Company is seeking additional financing; however, no definitive agreements for additional financing have been received and the Company cannot provide any assurance that additional funding will be available to finance our operations on terms acceptable to us, if at all, in order to support our plan of operations.  If we are unable to achieve the financing necessary to continue our plan of operations, then our stockholders may lose their entire investment in the Company.  See "Notes to Financial Statements."

Cash used in operating activities for the nine months ended March 31, 2012 was $279,617. This is a result of a net loss of $866,637 partially offset by non-cash items including stock issued for debenture interest $110,680, as well as change in accounts payables and accrued liabilities of $51,753, change in accrued liabilities related parties $383,695, change in fair value of warrants and embedded conversion feature of $(592,000), amortization of convertible debenture discount of $591,595 and amortization of deferred finance cost of $36,167.  Cash flows from financing activities during the nine months ended March 31, 2012 were $280,000 which consisted of $280,000 from the proceeds of the sale of common stock.

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2012, the Company had not yet achieved profitable operations, has accumulated losses of  $11,507,492 since its inception; at March 31, 2012, the Company has a working capital deficit of $3,874,528; and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and substantial additional financing during fiscal 2012 to maintain its development stage operations. The Company is exploring all reasonable avenues of financing at this time, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all. In this respect, see “Note 2” in our notes to the consolidated financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

Results of operations – Three and Nine Months Ended March 31, 2012 and 2011

General and administrative expenses

During the nine months ended March 31, 2012 the Company incurred $1,240,284 of general and administrative expenses, a decrease of $1,018,356 from the $2,258,640 recorded for the nine months ended March 31, 2011.  The decrease in general and administrative expenses was primarily due to decreases in stock based compensation of $720,238, other professional fees of $199,004, remuneration of staff of  $97,219, audit and legal expenses of $15,543, and offset by an increase in corporate expenses of $7,485 and travel expense of $6,457 .

Included in the expenses for the current nine months ended March 31, 2012 are remuneration of staff $1,079,751, legal and audit of $57,760, travel expense of $54,032, corporate expense of $21,429, other professional fees of $2,438, and amortization of furniture and equipment of $2,253.  This compares to the nine months ended March 31, 2011 which included other professional fees of $201,442, remuneration of staff $637,352, stock based compensation of $1,259,855, license maintenance costs of $1,323, legal and audit of $73,303, corporate expense of $22,900, office expenses of $34,601, travel expense of $18,021 and amortization of furniture and equipment of $3,616.

During the three months ended March 31, 2012 the Company incurred $760,265 of general and administrative expenses, a decrease of $845,115 from the $1,605,380 recorded for the three months ended March 31, 2011.  The decrease in general and administrative expenses was primarily due to a decrease in remuneration of staff of $155,897,  a decrease in audit and legal of $14,618, a decrease in corporate expenses of 6,423, offset by an increase in travel of $14,439.   For the three months ended March 31, 2012, other (income) expenses were ($85,074) as compared to $47,323.  The decrease in other expenses was related primarily to the change in the fair value of the embedded conversion feature, amortization of convertible debenture discount and amortization of deferred finance costs.

Included in the expenses for the current three months ended March 31, 2012 were remuneration of staff $175,728, legal and audit of $15,500, travel expense of $15,068, corporate expense of $6,395 and amortization of furniture and equipment of $1,163. This compares to the three months ended March 31, 2011 which included remuneration of staff $331,625, legal and audit of $30,118, corporate expense of $12,818, travel expense of $629 and amortization of furniture and equipment of $1,156.

Research and development expenses.

Research and development expenses of $16,650 were incurred in the nine months ended March 31, 2012, compared to $0 in the nine months ended March 31, 2011.  The increase is the result of $6,671 in royalties to Rice University, $4,281 in patent expenses and $5,698 in sample Qdot manufacturing.  Development expenses of $2,706 were recorded in the three months ended March 31, 2012, compared to $0 in the three months ended March 31, 2011.

Amortization of convertible debenture discount

The convertible debenture discount of $1,500,000 was amortized over the 36 month term of the debenture using the effective interest method.  The debenture was issued on November 4, 2008.  Amortization recorded for the nine month period ended March 31, 2012 and 2011 was $586,730 and $383,866, respectively.  The amortized balance of the discount at March 31, 2012 is $0 resulting in the convertible debenture value on the balance sheet net of the discount $1,500,000.   For the three months ended March 31, 2012, the amortization of convertible debenture discount was $0 as compared to $157,778 for the comparable period of the prior year.

Amortization of deferred finance cost

This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized using the effective interest method over the thirty-six month life of the debenture.  Amortization expense for the nine months ended March 31, 2012 and 2011 was $36,167 and $78,750 respectively.  Amortization expense for the three months ended March 31, 2012 and 2011 was $0 and $26,250, respectively.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008.

In March 2012 the Company issued 356,443 shares of common stock to pay accrued interest of $30,333 for the three month period ended March 1, 2012.

Interest expense recorded for the nine months ended March 31, 2012 was $110,680 compared to $134,568 in the nine month period ended March 31, 2011.  Interest expense recorded for the three months ended March 31, 2012 and 2011 was $37,926 and $84,266, respectively.

According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.  In the nine months ended March 31, 2012 the Company issued 831,376 shares of the Company’s restricted Common Stock to pay $90,333 of accrued interest payable.  As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  However the timing of the shares being issued resulted in the share value being less than the interest paid therefore a decrease in interest expense was recorded of $20,347 for the period.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the nine months ended March 31, 2012 and 2011 was a decrease of $592,000 and a decrease of $221,479, respectively, decreasing the fair value of embedded conversion feature liability from $1,223,000 to $631,000.   In the three months ended March 31, 2012 the decrease was $123,000.  In the three months ended December 31, 2011 the decrease was $220,971.

Cash Flow

During the nine months ended March 31, 2012, cash was used in operations of $279,617.  During this period the Company received proceeds from financing activities of $280,000.  These changes resulted in an increase of $383 in the cash position for nine months ended March 31, 2012.  The opening cash at June 30, 2011 was $98 and the closing balance at March 31, 2012 was $481.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short-term money market investments. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Company does not have any credit facilities with variable interest rates.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective at March 31, 2012.  Management bases its’ determination upon the untimely filing of our Form 10-K for the years ended June 30, 2011 and 2010 and our Form 10-Q for the periods ended September 30, 2010, December 31, 2010, March 31, 2011,September 30, 2011 and December 31, 2011.

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

Management did; however, identify a significant deficiency; a significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  This deficiency of not having sufficient qualified staff has resulted in the Company being unable to file our 10-K for the years ending June 30, 2011 and 2010 and our Form 10-Q for the periods ended September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011 and December 31, 2011 in a timely manner.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  To resolve this situation, we are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

We believe that the measures we are taking, if effectively implemented and maintained, will resolve the significant deficiency discussed above.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	From July 1, 2011 to March 31, 2012, we had the following sales of unregistered Common Stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

July 2011	Common Stock	1,250,000	$150,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2011	Common Stock	83,333	$10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2011	Common Stock	220,264	Shares issued in exchange for $30,000 of interest through September 1, 2011	Section 4(2); and/or Rule 506	Not applicable.

October 2011	Common Stock	625,000	$50,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

December 2011	Common Stock	254,669	Shares issued in exchange for $30,000 of interest through December 1, 2011	Section 4(2); and/or Rule 506	Not applicable.

December 2011	Common Stock	125,000	$10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

December 2011	Common Stock	625,000	$50,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

December 2011	Common Stock Warrants	2,000,000	Warrants issued as part of a debenture maturity date extension; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

January 2012	Common Stock	125,000	$10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

March 2012	Common Stock	356,443	Shares issued in exchange for $30,333 of interest through March 1, 2012	Section 4(2); and/or Rule 506	Not applicable.

March 2012	Common Stock	6,500,000	Services rendered of $520,000, no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

March 2012	Common Stock Options	3,500,000	Services rendered, no commissions paid	Section 4(2); and/or Rule 506	5 year term, exercisable at $0.03 per share

(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the nine months ended March 31, 2012, there were no repurchases by the Company of its Common Stock.

Item 3. Defaults Upon Senior Securities. None

Item 4.  Mining Safety Discosures – not applicable.

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

4.1	Form of Securities Purchase Agreement dated as of November 4, 2008.

4.2	Form of Security Agreement dated November 4, 2008.

4.3	Form of Subsidiary Guarantee dated November 4, 2008.

4.4	Form of Stock Pledge Agreement dated November 4, 2008.

4.5	Form of Debenture-- MKM Opportunity Master Fund, Ltd.

4.6	Form of Debenture-- MKM SP1, LLC.

4.7	Form of Debenture-- Steven Posner Irrevocable Trust u/t/a Dated 06/17/65.

4.8	Form of Escrow Agreement.

4.9	Form of Amended Waiver and Consent.

4.10	Form of Registration Rights Agreement.

4.11	Standstill Agreement dated June 1, 2009 (incorporated by reference to the Registrant’s Form 8-K filed on June 9, 2009).

4.12	Amended Standstill Agreement dated June 1, 2009 (incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2009 filed November 12, 2009).

4.13	Extension of Standstill Agreement dated October 29, 2009 (incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2009 filed November 12, 2009).

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

10.5	Consulting Agreement between Steven Posner, Oceanus Capital and the issuer (incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2009 filed November 12, 2009).

10.6	Consulting Agreement between Sound Capital Inc and the issuer dated November 12, 2009 (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2009).

10.7	License Agreement between The University of Arizona and the issuer dated July 2009. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2009).

10.8	Agreement to amend the maturity date of the 8% Senior Secured Convertible Debenture to November 4, 2012.

21.1	Subsidiaries of Registrant listing state of incorporation (incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2009 filed on November 12, 2009).

31(a)	Rule 13a-14(a) Certification – Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification –Principal Financial Officer *

32(a)	Section 1350 Certification –Principal Executive Officer *

32(b)	Section 1350 Certification –Principal Financial Officer *

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *
____________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM MATERIALS CORP.

May 11, 2012	By:	/s/ Stephen Squires
Stephen Squires,
Principal Executive Officer

May 11, 2012	By:	/s/ Chris Benjamin
Chris Benjamin,
Principal Financial Officer