Form 10-K
period 2012-06-30
QUANTUM MATERIALS CORP.
filed 2012-10-11
CIK 1403570

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ____ to ___

Commission File Number:  0-52956

                  QUANTUM MATERIALS CORP.
(Exact name of Registrant as specified in its charter)

Nevada	20-8195578
(State of jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12326 Scott Drive, Kingston, OK	73439
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(214) 701-8779

4724 E. Foothill Drive, Paradise Valley, AZ	85284
(Former address of principal executive offices, if changed since last report)	(Zip Code)

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes  No [X]

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

Indicate by check mark whether the Registrant has submitted electronically and posted on it’s corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X ]   No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company [X].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

As of December 31, 2011, the number of shares of Common Stock held by non-affiliates was approximately 81,000,000 shares with a market value of $10,530,000 based upon a last sale for our Common Stock of $.13 as of the close of business on December 31, 2011.

As of June 30, 2012, the issuer had 124,113,887 shares of common stock, $0.001 par value per share outstanding, after giving effect to the subsequent issuance of 6,156,375 shares of Common Stock, which shares were fully paid as of June 30, 2012.

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

Forward-looking statements reflect only our current expectations. We may not update these forward-looking statements, even though our situation may change in the future. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements due to a number of uncertainties, many of which are unforeseen, including, without limitation:

●	our reliance on our exclusive licensing agreement with William Marsh Rice University;

●	we are a development stage company with no history of profitable operations;

●	we will need substantial additional capital to finance our business;

●	our products may not gain market acceptance;

●
we need to build a manufacturing plant which could have cost overruns and implement plans to hire sales and marketing personal, establish distribution relationships and channels and strategic alliances for market penetration and revenue growth;

●	competition within our industry;

●	reduction or elimination of government subsidiaries and economic incentives for solar technology could cause our anticipated revenues to decline; and

●	the availability of additional capital on terms acceptable to us.

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

               Quantum Materials is a development stage nanotechnology and advanced materials company. We perceive an opportunity to acquire a significant amount of the nanomaterials market by commercializing a low cost high volume tetrapod quantum dot production process based on our exclusive license agreement with William Marsh Rice University and on additional proprietary processes and specialized knowledge that has been developed by the company and through our agreement with Access2Flow, a Netherlands based consortium focused on continuous flow chemistry. Our objective is to commercialize our high volume nanomaterials production processes and to use these materials to enable advanced and disruptive technologies that depend on a ready source of low cost materials in order for these technologies to become commercially viable.

 Solterra Renewable Technologies, Inc.

            Solterra was organized in the State of Delaware on the 19th day of May 2008. The principal executive office of Solterra is located at 12326 Scott Dr. Kingston OK 73439 and its phone number is (480) 466-6939. Solterra, which is a wholly-owned subsidiary of Quantum Materials, is focused on using our materials to commercialize a quantum dot based solar cell technology.

 Business Accomplishments

            The following is an outline of the business accomplishments of the Company since July 2011.

●	Completed proof of concept for producing Tetrapod Quantum Dots (“TQD”) using the micro reactor process.

●	Completed 30 grams per week pilot scale production of TQD’s using continuous flow micro reactor process and now working to scale production.

●	Negotiated Memorandum of Understanding (“MOU”) with Saudi business group to establish TQD & solar cell production in the Kingdom of Saudi Arabia.

●	Negotiated and consummated alliance agreement with Nanoaxis for the joint development of nanobio products with initial focus on in vitro diagnostic kits and drug delivery technologies using TQD’s.

●	Successfully develop production process and shelling techniques that produces extremely high quantum yield TQD’s opening opportunities in nanobio, security ink and led markets.

●	Developed and implemented plan to establish nanobio R&D and production lab in Texas.

●	Negotiated rights to sub-license technologies with Rice University. This was necessary to complete the joint venture agreements that we have been negotiating in the Middle East and will be necessary as we pursue similar JV’s in other regions.

●	Re-negotiated the Rice University license to split the single license agreement into two separate license agreements one with Quantum Materials Corp. for all medical applications and all electronics applications with the exception of solar, and one with Solterra Renewable Technologies Inc. just for solar. This is a significant step in structuring the parent company to be able to focus on developing new platform applications where quantum dots can be the enabling material and then forming wholly owned subsidiaries, like Solterra, to scale up and commercialize those technologies. The license agreements provide for the right to grant sublicenses subject to certain conditions.

●	Developed numerous proprietary processes, and have made significant discoveries that we believe will result in additional intellectual properties for the company.

●	Identified and began negotiations to license additional process and application oriented intellectual properties with recognized Universities for a broad range of nanotechnology related fields.

We can provide no assurances that our accomplishments to date will result in the grant of patents for our proprietary process, future sales and/or profitable operations.  See "Risk Factors."

 Business Development Overview

The following is an overview of the Company and its current operations. All descriptions of ongoing discussions involving potential business opportunities are subject to change and we can provide no assurances that such discussions will lead to the desired end result which is most favorable or beneficial to the Company, if at all, or that the Company will achieve profitable operations.

            QMC is in early stage discussions with a worldwide manufacturer/distributor/retailer of consumer goods concerning participation in the development of quantum dot consumer products that could result in two or more possible product collaborations for retail mass production and distribution. This would provide QMC and Solterra with an experienced partner in design, production, marketing and sale outlets for new consumer products. Further research and discussions are needed and industrial and commercial applications of these products could be developed independently of any alliance.

QMC has a NDA with a Top 10 printing industry manufacturer specializing in security products and printing of bank cards, currency, passports and other documents. Initial discussions centered on Tetrapod quantum dots (“TQD”) uses as an ink. TQD can be used in many ways for security products. Inorganic TQD exhibit photostability, narrow bandwidth and wide spectrum with very unique signature property advantages over dyes and chromophores for identification, tracking and tracing purposes.  QMC quantum dot patented printing capabilities for inkjet and R2R (roll to roll) can also be employed for mass production of secure passports, bank cards (for identification and interaction), money and other financial instruments. TQD’s have singular properties in multiple fields of science including Photonics, Plasmonics, Optoelectronics and Piezoelectric and are now being used in sophisticated security and sensor applications that cannot be duplicated by counterfeiters.

QMC has fielded inquiries from conductive metallic ink makers interested in non-exclusive licensing or co-development of a QD-Polymer ink for various printed electronics applications. These companies are conducting due diligence on quantum dot characteristics for their applications. One possible use is for RFID (radio frequency identification) antenna applications for tracking packages in-transit as part of an active track and trace system with greater range and information holding, replacing passive systems. Active RFID can be read at further distances and can contain more information than passive systems. Conductive metallic inks used in active RFID can experience decreased function due to heat and/or oxidation, and have had recent high price increases in base material costs. In another use, invisible tetrapod quantum dot ink could be painted on valuable property and be used for property identification if stolen and recovered.

QMC has a NDA and is in discussions with a large molecular biology company currently successfully marketing recombinant proteins to researchers to functionalize QMC TQD to their own recombinant proteins, antibodies, aptamers, and peptides as value added product to sell to researchers in the life sciences. QMC is actively pursuing this same biotech market for other companies amenable to non-exclusive licensing of our quantum dots for research purposes or joint venture for development of advanced diagnostic tools delivering instant results at low cost or the use of our TQD as a drug delivery platform.

Quantum dots in biotech offer improved performance at the same or lower cost of current technologies. For diagnostic purposes, TQD’s used in bioluminescent resonance energy transfer diagnostic assays have the major advantages over current state-of-the-art polymerase chain reaction of being near instantaneous and highly accurate besides offering the potential for mass production and much lower end-user costs. Assays, microarrays and point of care devices will also benefit from the high quantum yield, increased sensitivity and photostability of quantum dots over fluorphores and small organic dyes in identification, tracking and analysis of target cells. Polyethylene glycol coated PQD’s can be bioconugated to antibodies, proteins, peptides, aptamers and small molecules. TQD have a high surface area to mass ratio due to their small size, diseases or conditions. TQD’s offer the ability to multiplex by binding to both targeting and drug agents, with the added capability of fluorescing if needed generally under 10nm (Nanometers), as a drug delivery platform for theranostic treatment of cancer and other Nanobio applications.

Quantum Materials has an alliance agreement with Nanoaxis LLC. Nanoaxis specializes in developing leading edge bioimaging, biological diagnostic tools and drug therapies that rely on the unique properties of nanomaterials and more specifically TQD’s. Compared with the conventional organic dyes, quantum dots have several some attractive advantages: long-term photostability, higher fluorescent outcome, narrower fluorescence emission, sensitivity to the electric and magnetic field. These advantages give a broad prospect for quantum dots to be applied in the biophysics field. QMC is working with Nanoaxis for the joint development of these exciting new diagnostic tools and drug therapies. The immediate aim of the alliance is to develop TQD based Cancer diagnostic kits and theranostic applications including Alzheimer’s, Type 1 and Type 2 Diabetes, Breast Cancer and Major Depression.

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

 The immediate goal is to develop a QD microarray device for detection, diagnosis and quantification of early cancers. The QD-MI device will be designed for rapid detection and grading of various multiple cancers using blood assays; easily, with higher accuracy and at less cost than current single ELISA assays. All diagnostic and pharmaceutical products will include QMC quantum dots functionalized by NanoAxis biomedical IP nanotechnology. We anticipate we can achieve production and initiate sales in fiscal 2013 and based on our limited test marketing, we believe this product has the potential to be well received by the nanobio markets. However, no assurances can be given the aforementioned plans will occur or lead to profitable operations.

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

 Solterra is a development stage quantum dot solar cell technology and manufacturing company.  We perceive an opportunity for Solterra to acquire a significant amount of solar photovoltaic market share by commercializing a low cost quantum dot based third/fourth generation photovoltaic technology/solar cell, pursuant to an exclusive license agreement with William Marsh Rice University (“Rice University” or “Rice”).  Our objective is to become the first TQD solar cell manufacturer and the first solar cell manufacture to be able to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, South America, Europe, the Middle East and Asia.

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

QMC/Solterra plans to:

a)   QMC will scale up Quantum Dot Production by applying proprietary technology licensed from Rice University for our quantum dot synthesis process and accomplishing large scale production using proprietary Micro-Reactor technology jointly developed through an agreement with Access2Flow an advanced flow chemistry consortium based in the Netherlands. These proprietary technologies enables QMC/Solterra to produce the highly desirable TQD’s at a cost savings of greater than 75% compared to competing suppliers, and will organically supply QMC/Solterra’s requirements for quantum dots for its solar cells and other quantum dot enabled products. Additionally, QMC intends to market these TQD’s through various existing supply channels into various markets, including but not limited to lighting, security and electronics. The initial pilot scale up will take place at the Access2Flow facilities in the Netherlands and once optimized, equipment will be relocated as required to the  nanobiotechnology or solar cell production facility.

b)   Solterra will fabricate solar cells and optimize the performance of solar cells based on a proprietary blend of TQD’s .  The aim is to invest our best efforts to demonstrate and scale up production of low cost quantum dot solar cells having peak efficiency of greater than 10%. The efficiency of solar cells is the electrical power it puts out as percentage of the power in incident sunlight. Within the photovoltaic market, cell pricing and peak efficiency are key benchmarks for consumers in the decision for system selection and installation. The design and manufacture of Solterra's quantum dot based solar cells is projected to allow for the conversion of sunlight into usable electricity at a combination of efficiencies and cell cost at a very low "cents per kilowatt-hour" rate. The initial work was accomplished on site at the Arizona State University labs but such work was relocated to better accommodate the logistic requirements of our Chief Science Officer, Professor Ghassan Jabbour, who is now located at KAUST University in Saudi Arabia.

c) Identify, license and or develop additional quantum dot enabled applications in the lighting, memory and medical fields.

Objectives:

                      The Current Objectives of the Company upon receipt of additional financing are as follows:

●
Become the first bulk manufacture of high TQD’s and have Solterra become the first solar cell manufacturer to be able to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in the Middle East, Asia, North America, South America, and Europe.

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

●
Initiate scaled manufacturing of tetrapod quantum dots, based in part on technology licensed from William H. Marsh Rice University, and building on continued research.  Planning includes the implementation of one or more TQD pilot lines The design of the pilot line is intended such that the initial target output of the line, at approximately one kilogram per day, can be further scaled at least by an order of magnitude to 100 Kilograms per day in 2012.  The output of the tetrapod quantum dots manufacturing will be used for QMC’s Nanobio products and Solterra’s quantum dot solar cells as well as stand-alone sales to third party developers of quantum dot products such as lighting, battery’s, displays, memory and computer and consumer electronics.

●
Continue to develop and characterize the Quantum Dot Solar Cell product; moving towards pilot proof line for solar cells and leading to high throughput print line ultimately capable of yearly solar cell output near Gigawatt range. Target cell efficiencies are 15% within 1 year and greater than 25% within five years.  Coupled within cell cost per watt decreasing below $.75/Watt, we intend to pursue initial product sales in 2013.

Products:

Nano Materials

Quantum dots

A quantum dot is a semiconductor nanostructure that confines the motion of conduction band electrons, valence band holes, or excitons (bound pairs of conduction band electrons and valence band holes) in all three spatial directions. A Quantum Dot is also a semiconductor whose excitons are confined in all spatial dimensions. As a result, they have properties that are between those of bulk semiconductors and those of discrete molecules.

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

 Current and future applications of quantum dots impact a broad range of industrial markets. These include, for example, biology and biomedicine; computing and memory; electronics and displays; optoelectronic devices such as LEDs, lighting, and lasers; optical components used in telecommunications; and security applications such as covert identification tagging or biowarfare detection sensors.” Quantum dots, are inorganic semi-conductor nanoparticles that fluoresce when excited, and have widely been used by researchers in the biotechnology space. Research has shown that these nanoparticles offer a host of benefits when compared to organic fluorophores such as biological dyes. These benefits include:

●Increased photo-stability
●Longer shelf life
●Resilience to photo bleaching
●Increased sensitivity
●Narrow emission peaks
●Broad excitation profile
●Multiplexing capability

Tetrapod quantum dots are a form of inorganic fluorophores that offer not only the same advantages over organic dyes but also additional benefits over existing inorganic fluorophores.

Tetra-Pod Quantum Dots

 QMC/Solterra have worldwide exclusive licenses with Rice University for the manufacture of low cost, high quality TQD’s using Rice developed intellectual property. QMC/Solterra is planning the scale up the bulk production of quantum dots based on this technology and an advanced continuous flow micro-reactor technology being developed in collaboration with Access2Flow. QMC intends to manufacture and sell these semiconductor materials for a broad range of emerging applications both in the United States and abroad. Solterra intends to manufacture TQD;s for its own use in producing solar cells.

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

 Solterra’s Quantum Dot Solar Cell Architecture

 Although there are many different nanotechnological approaches to developing solar cells, the general idea is the same for all. When light hits an atom in a semiconductor which in our case is the QTD, those photons of light with lots of energy can push an electron out of its nice stable orbital around the atom. The electron is then free to move from atom to atom, like the electrons in a piece of metal when it conducts electricity.

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

The installed base of photovoltaics worldwide is only slightly more than 18 Gigawatts (12.6 GW is the electrical power generated by the Itaipu Dam, the world's largest hydroelectric power plant) out of 18 Terawatts (18 Terawatts =18,000 Gigawatts) that is used worldwide.

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

 Penetrate key markets. We expect to be a fully-integrated solar cell manufacturer. To the extent that our finances will permit in the future, we intend to place production lines in strategic locations over the course of many years across the globe which will enable us to diversify our customer base, gain market share in key solar cell markets and reduce our dependence on any individual country’s subsidy programs.

 Reduce manufacturing costs. We anticipate deploying continuous improvement systems and tools to increase the throughput of all of our production lines and the efficiency of our workforce and to reduce our capital intensity and raw material requirements. In addition, as we expand production, we believe we can absorb fixed costs over higher production volumes, reduce fixed costs by manufacturing in low-cost regions such as Malaysia, negotiate volume-based discounts on certain raw material and equipment purchases and gain production and operational experience that translate into improved process and product performance.

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

GROWTH OPPORTUNITIES

From 1990 to 2008, the average use of energy per person increased 10 % and the world population increased 27%. Regional energy use grew from 1990 to 2008. The following demonstrates a specific location with the percentage of growth indicated beside each location:   Middle East 170%, China 146%, India 91%, Africa 70%, Latin America 66%, USA 20%, EU-27 7 % and world 39%.Source: IEA/OECD, Population OECD/World Bank.

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

 Photovoltaic production has been doubling every 2 years, increasing by an average of 48 percent each year since 2002, making it the world’s fastest-growing energy technology. Still, solar power installations can grow 50% a year for several years  and still represent less than 1% of worldwide power generation capacity.

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

 Additionally, for consumers and manufactures of solar, impressive tax incentives have been established.  A commercial tax credit of 30% of the cost (plus installation and labor) for any installation at the Company’s facilities for the generation of electricity. This tax credit currently expires on December 31, 2016. The tax credit applies to existing homes and new construction. Both principal residences and second homes qualify, but rentals do not qualify. The tax credit applies to the following:

●	Geothermal Heat Pumps,
●	Small Wind Turbines (Residential), and
●	Solar Energy Systems.

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

            There are a large number of companies across the globe that manufacture and sell conventional and thin panel solar systems. According to a recent market survey, Worldwide solar photovoltaic (PV) market installations reached a record high of 27.4 gigawatts (GW) in 2011, up 40% Y/Y, according to the annual PV market report, 2012 Marketbuzz® issued by NPD Solarbuzz.

Global PV cell production grew by 36 percent from 2010 to 2011, according to a March 26, 2012 market survey.

The survey by PHOTON International found that PV cell production rose from 27.4 GW in 2010 to 37.2 GW in 2011. Despite the rising capacity, 2011was actually the smallest year-on-year growth rate since 2003.

The survey also found that Asian manufacturers continue to dominate the market, with six out of the top ten coming from China, and two from Taiwan. This was the first year, since PHOTON began its survey, that no European or Japanese PV cell producers made the top ten.

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

 Worldwide, solar currently provides less than one percent of electricity demand but is projected to supply 26% of the world’s consumption by 2040. This industrial transition is expected to occur as solar generated electricity becomes cost effective throughout the United States and much of the world. Competition for sources of energies and the sale thereof is intense. Most companies have far greater experience and resources than our company. Fortunately, Management believes that the size and more importantly the ever increasing demand for cheap clean energy can provide consistent long term demand for low cost high efficiency solar cells which is the market that we intend to compete.

Solar power, whose output volume increased year-on-year by 56.4%, must take credit as the most outstanding renewable sector in 2010. Worldwide solar power production rose to 33.2 TWh in 2010, which is 12 TWh more than in 2009. The installed capacity figure at the end of 2010 (38.5 GW) augurs well for sailing past 40 TWh in 2011 and the sector should continue grow at a vigorous pace for a number of years. Grid parity should be effective before 2020 in countries, such as Germany and Italy, where the electricity price is very high. China’s recent decision to develop a large-scale solar sector will also contribute to solar power’s growth. The country has set a 50-GW solar capacity target by 2020 as part of its 12th five-year plan. The revival of concentrated solar power production currently witnessed in Spain, the United States, and other regions such as North Africa and Australia, will add to this growth.Source: http://www.energies-renouvelables.org/observ-er/html/inventaire/Eng/conclusion.asp

License Agreement with Rice University

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

Rice is entitled to receive during the term of each License Agreement certain royalties under the License Agreement of adjusted gross sales (as defined) ranging from 2% to 4% for photovoltaic cells and 7.5% of adjusted gross sales for quantum dots sold in electronic and medical applications. Minimum royalties payable under the License Agreement include $129,412 due August 1, 2012, $473,250 due August 1, 2013, $1,746,000 due August 1, 2014 and $3,738,600 due August 1, 2015 and each August 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. We are currently in discussions with Rice to modify these milestones to better coincide with the availability of the capital necessary to accomplish the scale up in the most efficient manner possible. In the event of a Liquidity Event (as defined), Rice is entitled to receive from Licensee a fee of $750,000 within five business days of the Liquidity Event. The term of the License Agreement is to expire on the expiration date of Rice’s rights in its intellectual property and the Licensee’s rights are worldwide. Our Agreement, as amended, with Rice provides for termination of each Agreement in the event that we are determined to be insolvent as defined in the Agreements. The milestones of each License Agreement also require a quantum dot production pilot plant to be established by February 28, 2012, capable of producing 1,000 grams per week, which condition was met by us in the Netherlands and a full scale quantum dot production plant to be established by May 31, 2012, which condition has not been met. No assurances can be given that the University will agree to modify the minimum royalties and certain milestones for the Company on terms satisfactory to us, if at all.

Agreement with Arizona State University

Solterra had an agreement with Arizona State University (“ASU”) pursuant to which ASU at a cost of $835,000 will assist Solterra under the direction of Dr. Ghassan Jabbour in scaling up or optimizing the solar cells so that they can be printed. As of June 30, 2010, $630,000 of these costs in this agreement have been incurred and a further $205,000 were to accrue before the end of the fiscal year ended June 30, 2010.  During February 2010, Dr. Jabbour accepted a Directorship at the King Abdullah University of Science and Technology (KAUST), in Saudi Arabia, as a result of Dr. Jabbour now being located in Saudi Arabia it is no longer logistically feasible for him to conduct the development work at ASU. We have paid ASU $175,000 under our contract with ASU. Dr. Jabbour is continuing his development work at the KAUST facilities and we have attempted to negotiate a substantially reduced fee payable to ASU.  Dr. Jabbour is also our Chief Science Officer and is an employee of QMC/Solterra.

Agreement with University of Arizona

 Solterra has entered into an exclusive Patent License Agreement with the University of Arizona ("UA") to license US Patent # 7,015,052, which was issued on March 21, 2006, entitled Screen Printing Techniques for the Fabrication of Organic Light - Emitting Diodes. Pursuant to the License Agreement, Solterra has an exclusive license to market, sell and distribute licensed products within its field of use which is defined as organic light emitting diodes in printed electronic displays and all other printed electronic components. Solterra has the right to grant sublicenses with respect to the licensed product and the license method (as defined in the agreement). Pursuant to said agreement, as amended. We are obligated to pay the following minimum annual royalties, the first of which was due June 30, 2012 has already been paid.

The Minimum Annual Royalty payment will be creditable against Royalties due in each respective royalty year, July 1st  to June 30th following the due date.

Due Date	Minimum Royalty Due
June 30, 2012	$5,000
December 31, 2013	$25,000
December 31, 2014	$50,000
June 30, 2015	$125,000
Each June 30 of every year thereafter,
subject to adjustment for increases to
the Consumer Price Index	$200,000

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

Employees

 As of June 30, 2012, we have seven full-time staff (including Stephen Squires) and one part-time employee namely, Dr. Ghassan E. Jabbour.  We anticipate that we will hire additional key staff upon receipt of financing in areas of Chief Operating Officer, research and development, administration/accounting, , operations and sales/marketing.

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

Our business plans for the sale of quantum dots may not materialize.

“Business Development” overview in Item 1 of this Form 10-K described various potential business opportunities for the production and sale of quantum dots. We can provide no assurances that these opportunities will have the desired end result which is most favorable or beneficial to the Company, if at all, or that the Company will achieve profitable operations.

Our intended business is based on rights granted to Solterra pursuant to a license agreement with William Marsh Rice University.

 We have entered into exclusive license agreements, as amended (the “License”) with Rice University to use, develop, manufacture, market and exploit certain inventions, patent applications and issued patents of licensor with respect to the manufacture and sale of photovoltaic cells and the manufacture and sale of quantum dots for electronic and medical applications. Our license agreements with Rice University require us to be financially solvent, meet certain milestones and other obligations, conditions and to make certain royalty and other payments during the term of the license agreement.  Any default under the terms of our license agreement, which if not cured or waived by Rice University, could result in the loss of our exclusive license agreements and the right to manufacture and sell our intended products. The loss of our exclusive license agreement with Rice University would have a material adverse effect on our operations and investors could lose their entire investment.

Our intended business is dependent on our patent license agreement with University of Arizona.  Our ability to print electronics, such as solar cells, is based upon our Agreement with the University of Arizona.

 Solterra has entered into an exclusive Patent License Agreement with the University of Arizona ("UA") to license US Patent # 7,015,052, which was issued on March 21, 2006, entitled Screen Printing Techniques for the Fabrication of Organic Light - Emitting Diodes. Pursuant to the License Agreement, Solterra has an exclusive license to market, sell and distribute licensed products within its field of use which is defined as organic light emitting diodes in printed electronic displays and all other printed electronic components. Solterra has the right to grant sublicenses with respect to the licensed product and the license method (as defined in the agreement). Pursuant to said agreement, as amended, we are obligated to pay  minimum annual royalties. We can provide no assurances that we will be able to meet our obligations under our Agreement with UA. Termination of our Agreement with UA could materially adversely affect our operations.

Our recent business accomplishments do not assure the success of the Company.

The following is an outline of the business accomplishments of the Company since July 2010.

●	Completed proof of concept for producing Tetrapod Quantum Dots (TQD) using the micro reactor process.

●	Completed 30 grams per week pilot scale production of TQD’s using continuous flow micro reactor process and next step is now large scale production.

●	Negotiated Memorandum of Understanding (“MOU”) with Saudi business group to establish TQD & solar cell production in the Kingdom of Saudi Arabia.

●	Negotiated and consummated alliance agreement with Nanoaxis for the joint development of nanobio products with initial focus on in vitro diagnostic kits and drug delivery technologies using TQD’s.

●	Established focused R&D effort to develop production process and shelling techniques to produce extremely high quantum yield TQD’s.

●	Developed and implemented plan to establish nanobio R&D and production lab in Texas.

●
Negotiated rights to sub-license technologies with Rice University. This was necessary to complete the joint venture agreements that we have been negotiating in the middle east and will be necessary as we pursue similar JV’s in other regions.

●
Re-negotiated the Rice University license to split the single license agreement into two separate license agreements one with Quantum Materials Corp. for all medical applications and all electronics applications with the exception of solar, and one with Solterra Renewable Technologies, Inc. just for solar. This is a significant step in structuring the parent company to be able to focus on developing new platform applications where quantum dots can be the enabling material and then forming wholly owned subsidiaries, like Solterra, to scale up and commercialize those technologies.

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

 Quantum Materials is developing specialized quantum dots for Nanobio applications, including those for Nanoaxis. NanoAxis intends to functionalize with their proprietary biomedical nanomaterials for a multiplexing drug delivery platform for drug/gene therapy and diagnostic medical devices technologies. The technology alliance allows these technologies to be developed rapidly due to Quantum Materials’ ability to create the highest quality quantum dots in quantities necessary to support multiple projects with timely deliveries.

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

We will need additional funds to meet our obligations under our Secured Debentures which become due and payable upon the earlier of November13, 2012 or a default under the Transaction Documents.

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

We will need to raise significant additional capital in order to continue to grow our business and fund our operations which subject us to the risk that we may be unable to grow our business and fund our operations as planned.

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

The solar power market is rapidly evolving and is experiencing technological advances and new market entrants. Our future success will require us to scale our manufacturing capacity significantly; even though our business model, technologies and processes are unproven at significant scale. We are in the early stages of final product development, and we have limited experience upon which to predict whether it will be successful. As a result, you should consider our business and prospects in light of the risks, expenses and challenges that we will face as a development stage company seeking to develop and manufacture new products in a growing and rapidly evolving market.  We expect to continue to make significant capital expenditures and anticipate that our expenses will increase as we seek to:

●	establish our manufacturing operations, initially domestically or potentially internationally at a future date;
●	develop our distribution network;
●	continue to research and develop our products and manufacturing technologies;
●	implement internal systems and infrastructure to support our growth; and
●	hire additional personnel.

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

●
We will need to raise significant additional capital in order to finance the costs of constructing and equipping of large scale manufacturing facilities, which we may be unable to do so on reasonable terms or at all, and which could be dilutive to our existing stockholders;

●
The build-out of any facilities will be subject to the risks inherent in the development of a manufacturing facility, including risks of delays and cost overruns as a result of a number of factors, many of which may be out of our control, such as delays in government approvals, burdensome permit conditions and delays in the delivery of manufacturing equipment from numerous suppliers; and

●
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

●	difficult and expensive compliance with the commercial and legal requirements;

●
encountering trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could affect the competitive pricing of our solar power products and reduce our market share in some countries;

●	unavailability of government grants from foreign sources, or for government grants that have been approved, risk of forfeiture or repayment in whole or in part:

●	fluctuations in currency exchange rates relative to the U.S. dollar;

●	limitations on dividends or restrictions against repatriation of earnings;

●	difficulty in recruiting and retaining individuals skilled in international business operations; and

●	increased costs associated with maintaining international marketing efforts.

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

 Our ability to compete effectively against competing solar power technologies will depend, in part, on our ability to protect our current and future licensed and other proprietary technology, product designs and manufacturing processes by obtaining, maintaining, and enforcing our intellectual property rights through a combination of licenses, patents, copyrights, trademarks, and trade secrets and also through unfair competition laws. We may not be able to obtain, maintain or enforce adequately our intellectual property and may need to defend our products against infringement or misappropriation claims, either of which could result in the loss of our competitive advantage in the solar power market and materially harm our business and profitability. We face the following risks in protecting our intellectual property and in developing, manufacturing, marketing and selling our products:

●	possible loss of our exclusive licenses with William Marsh Rice University and the University of Arizona;

●
we cannot be certain that Rice University’s pending patent applications will result in issued patents or that the claims in any issued patents are or will be sufficiently broad to prevent others from developing or using technology similar to ours or in developing, using, manufacturing, marketing or selling products similar to ours;

●
given the costs of obtaining patent protection, we may choose not to file patent applications for or not to maintain issued patents for certain innovations that later turn out to be important, or we may choose not to obtain foreign patent protection at all or to obtain patent protection in only some of the foreign countries, which later turn out to be important markets for us;

●
although we intend to have a number of foreign patents and applications as well as the two held by Rice University, the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as laws in the United States, and we may encounter difficulties in protecting and defending our rights in such foreign jurisdictions;

●
third parties may design around our licensed technologies, and there is no assurance that any licensed patents and other intellectual property rights will be sufficient to deter infringement or misappropriation of our intellectual property rights by others;

●	third parties may seek to challenge or invalidate any licensed patents, which can result in a narrowing of or invalidating our patents, or rendering our licensed patents unenforceable;

●
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

●	although we are not currently involved in any litigation involving intellectual property rights, we may need to enforce our intellectual property rights against third parties for infringement or misappropriation or defend our intellectual property rights through lawsuits, which can result in significant costs and diversion of management resources, and we may not be successful in those lawsuits;

●	we rely on trade secret protections to protect our interests in proprietary know-how and processes for which patents are difficult to obtain or enforce; however, we may not be able to protect our trade secrets adequately; and

●	the contractual provisions on which we rely to protect our trade secrets and proprietary information, such as our confidentiality and non-disclosure agreements with our employees, consultants and other third parties, may be breached, and our trade secrets and proprietary information may be disclosed to competitors, strategic partners and the public, or others may independently develop technology equivalent to our trade secrets and proprietary information.

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

 Our means of protecting our proprietary rights may not be adequate, and our competitors may:

●	independently develop substantially equivalent proprietary information, products and techniques;
●	otherwise gain access to our proprietary information; or
●	design around our licensed patents (if any) or other intellectual property.

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

 We expect to collaborate closely with a relatively small number of resellers both domestically and in the future internationally. We are actively working to recruit our distribution partners by very careful selection of a few accounts and channel partners. We intend to selectively pursue additional strategic relationships with other companies worldwide for the joint marketing, distribution and manufacturing of our products. These resellers are expected to range from large, multinational corporations to small, development-stage companies, each chosen for their particular expertise. We believe that these relationships will enable us to leverage the marketing, manufacturing and distribution capabilities of other companies, explore opportunities for additional product development and more easily enter new geographic markets in a cost effective manner, attract new distribution partners and develop advanced solar power applications.  Our sales, marketing and distribution plans may substantially rely on the efforts and abilities of third parties and such plans may not be successful. Moreover, we face risks associated with the marketing, distribution and sale of our solar power products internationally

Our sales, marketing and distribution plans may substantially rely on the efforts and abilities of third parties and such plans may not be successful.

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

RISKS RELATED TO OUR COMMON STOCK

Our common stock trades in the OTCQB and there can be no assurance that an established trading market will develop.

Our common stock trades in the pink sheets and has in the past traded on the OTCQB until our common stock was deleted due to failure to meet the broker-dealer requirements of Rule 15c2-11 of the Exchange Act of 1934, as amended. Such Rule includes a requirement that at least one broker-dealer quotes our common stock each trading day and the removal from the system if this requirement is failed for a specific number of consecutive trading days. Our common stock does not have an established trading market.

In order to be listed on the OTC Electronic Bulletin Board, at least one broker-dealer member of FINRA must file a Form 15c2-11 application and become a market maker on the system and remain on the system quoting a market for our common stock. Also, in order to maintain the quotation of our shares of common stock on the OTC Bulletin Board, we must remain a reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”). This requires us to comply with the periodic reporting and proxy statement requirements of the Exchange Act. It is possible that our common stock could be listed on the OTC Bulletin Board and again removed from the Bulletin Board and then be traded on the potentially less desirous OTCQB. In either venue, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

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

Our operating results will be subject to quarterly fluctuations which could lead to uncertainty in the marketplace.

Our revenue may fluctuate significantly from quarter to quarter in the future due to a variety of factors, including, without limitation:

●	the size and timing of orders and shipments of our intended products;

●
the rate and cost at which we are able to expand our manufacturing capacity to meet product demand, including the rate and cost at which we are able to implement advances in our quantum dot, thin film technology;

●	our ability to establish and expand key distribution partners and supplier relationships;

●	our ability and the terms upon which we are able to raise capital sufficient to finance the expansion of our manufacturing capacity and our sales and marketing efforts;

●	our ability to establish strategic relationships with third parties to accelerate our growth plans;

●	the amount and timing of expenses associated with our research and development programs and our ability to develop enhancements to our manufacturing processes and our products;

●	delays associated with the supply of specialized materials necessary for the manufacture of our solar power products;

●	our ability to execute our cost reduction programs;

●
charges resulting from replacing existing equipment or technology with new or improved equipment or technology as part of our strategy to expand our manufacturing capacity and to decrease our per unit manufacturing cost;

●	developments in the competitive environment, including the introduction of new products or technological advancements by our competitors; and

●	the timing of adding the personnel necessary to execute our growth plan.

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

THE FOREGOING RISK FACTORS DO NOT PURPORT TO BE A COMPLETE EXPLANATION OF THE RISKS INHERENT IN AN INVESTMENT IN THE COMPANY.

Item 1B.                   Unresolved Staff Comments

Not applicable.

Item 2.                     Description of Property

Since inception of Solterra, Solterra utilizes the home of Stephen Squires in Arizona as an executive office.  During the years ended June 30, 2009, 2010, 2011 and 2012, the Company has reimbursed Stephen Squires $11,040, $11,520, $11,520 and $11,520, respectively, for the use of his premises.   The Company also had leased about 200 square feet of laboratory office space from Arizona State University ("ASU") at a cost of $410 per month. This lease arrangement terminated in June, 2010. The principal executive office of the Company will be moved in fiscal 2013 to a new research facility to be opened in Austin, Texas. All mail sent to our principal executive office mentioned on the cover page of this Form 10-K is being sent to Mr. Squire's home until we move into our new facility in Austin, Texas.

Item 3.                     Legal Proceedings

We are not a party to any pending legal proceedings. Our property is not the subject of any pending legal proceedings. To our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party.

Item 4.                     Mine Safety Disclosures

Not applicable.

PART II

Item 5.                     Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal United States market for our common equity is the Over-the-Counter Market, which includes the pink sheets and the OTC Electronic Bulletin Board. Since February 27, 2008, our common stock has been available for quotation and trading under the former symbol “HGUE” and later under the symbol "QTMM."  Our common stock was traded on the OTC Bulletin Board and in the pink sheets until our common stock was removed from trading on the OTC Bulletin Board due to failure to comply with Rule 15c2-11. Under this rule, at least one market maker must quote our common stock at the close of trading and if this requirement is failed for a specific number of consecutive trading days, then our common stock can be delisted, which event happened during the trading session on October 13, 2010. Our common stock continues to be available for quotation and trading in the Over-the-Counter Market in the OTCQB.

The table below sets out the range of high and low sales information for our common stock for each quarterly period from July 1, 2010 through June 30, 2012.

Quarter Ended	High	Low

June 30, 2012	.12	.04
March 31, 2012	.13	.09
December 31, 2011	.19	.12
September 30, 2011	.24	.14
June 30, 2011	.22	.09
March 31, 2011	.20	.11
December 31, 2010	.15	.11
September 30, 2010	.07	.07

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of September 19, 2012, there were 91 record holders accounting to the Company’s transfer agent. However, Management believes that there are over 900 beneficial holders of our common stock.

Dividends

We have not paid dividends on our common stock, and do not anticipate paying dividends on our common stock in the foreseeable future.

Issuer Repurchases of Equity Securities

During fiscal 2012, there were no repurchases of our equity securities.

Recent Sales of Unregistered Securities

(a)	From July 1, 2011 to June 30, 2012, we had the following sales of unregistered Common Stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

July 2011	Common Stock	1,250,000	$150,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.
September 2011	Common Stock	83,333	$10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.
September 2011	Common Stock	220,264	Shares issued in exchange for $35,242 of interest through September 1, 2011	Section 4(2); and/or Rule 506	Not applicable.
October 2011	Common Stock	625,000	$50,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

December 2011	Common Stock Options	254,669	Shares issued in exchange for $37,513 of interest through December 1, 2011	Section 4(2); and/or Rule 506	Not applicable.

December 2011	Common Stock	125,000	$10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

December 2011	Common Stock	625,000	$50,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

December 2011	Common Stock Warrants	2,000,000	Warrants issued as part of a debenture maturity date extension; no commissions paid	Section 4(2); and/or Rule 506	2,000,000 Warrants are exercisable at $0.08 per share through December 18, 2014.
January 2012	Common Stock	125,000	$10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.
March 2012	Common Stock	356,443	Shares issued in exchange for $37,925 of interest through March 1, 2012	Section 4(2); and/or Rule 506	Not applicable.
March 2012	Common Stock	6,500,000	Services rendered, valued at $780,000, no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

March 2012/ April 2012	Common Stock Options	3,500,000	Services rendered, no commissions paid	Section 4(2); and/or Rule 506	5 year term, exercisable at $0.03 per share

April 2012	Common Stock	300,000	$24,000 cash received, no commissions paid	Section 4(2); and/or Rule 506	Not applicable.
May 2012	Common Stock	1,512,000	$121,000 cash received, no commissions paid	Section 4(2); and/or Rule 506	Not applicable.
June 2012	Common Stock	250,000	$20,000 cash received, no commissions paid	Section 4(2); and/or Rule 506	Not applicable.
June 2012	Common Stock	485,232	Shares issued in exchange for $50,864 of interest through June 1, 2012	Section 4(2); and/or Rule 506	Not applicable.

June 2012	Common Stock Options	250,000	Services rendered, no commissions paid	Section 4(2); and/or Rule 506	5 year term, exercisable at $0.04 per share

June 2012	Common Stock	750,000	Services rendered, valued at $90,000, no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the year ended June 30, 2012, there were no repurchases by the Company of its Common Stock.

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

Outstanding Debentures

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of the Company (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture had a term of three years maturing on November 4, 2012, bearing interest at the rate of 8% per annum and is prepayable by the Company at anytime without penalty, subject to the Debenture holders’ conversion rights. Each Debenture is convertible at the option of each Lender into the Company’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”), currently at a conversion price of $.12 per share (the “Conversion Price”).  The Registration Rights Agreement requires the Company to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event the Company fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale. The Debentures are secured by the assets of the Company and are guaranteed by Solterra as the Company’s subsidiary. In the event the Debentures are converted in their entirety, the Company would be required to issue an aggregate of 12,500,000 shares of the Company’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company’s Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction.   As of the filing date of this Form 10-K, the Debenture Holders have taken no action under a Registration Rights Agreement or other transaction documents to notify the Company that it is in default under any of such agreements even though an event of default may be deemed to exist. See "Risk Factors."

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

Research and development costs
Research and development costs are expensed as they are incurred.  Research and development expense was $15,000 and $16,649 for the years ended June 30, 2011 and June 30, 2012, respectively.

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

●
Continue to develop and characterize the Quantum Dot Solar Cell product; moving towards pilot proof line for solar cells and leading to high throughput print line ultimately capable of yearly solar cell output near gigawatt range. Target cell efficiencies are 15% within 1 year and greater than 25% within five years.  Coupled within cell cost per watt decreasing below $.75/Watt, we intend to pursue initial product sales in fiscal 2013.

Liquidity and Capital Resources

At June 30, 2012 the Company had a working capital deficit of approximately $3,074,656 with total liabilities of approximately $3,089,917. Approximately $1,018,945 of these liabilities is owed to our officers, directors and employees for services rendered and accrued through June 30, 2012.  The Company has been in the development stage since inception.  As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture as well as advances from a director, shareholder and employees’ wages being partially or fully accrued but not paid.

As of June 30, 2012, the Company lacks cash or cash equivalent assets and continues to incur losses in its development stage operations.   In fiscal 2012, the Company relied on sales of its Common Stock to support its operations. The Company has also relied on various universities performing work and providing U.S. licensing rights under business agreements in which the Company is in arrears in payments as well as employees and consultants agreeing to defer payment of wages and fees owed to them.   Currently, the Company is seeking additional financing in excess of $3,000,000; however, no definitive agreements for additional financing have been received and the Company cannot provide any assurance that additional funding will be available to finance our operations on terms acceptable to us, if at all, in order to support our plan of operations.  If we are unable to achieve the financing necessary to continue our plan of operations, then our stockholders may lose their entire investment in the Company.  See "Notes to Financial Statements."

Cash was used in operating activities of $429,837 for fiscal 2012. This is a result of a net loss of $1,365,690 partially offset by stock issued for services of $870,000, option and warrant expenses recognized in the amount of $215,530, stock issued for debenture interest of $161,544, consideration of convertible debenture discount of $586,729 and amortization of deferred finance cost of $36,167. There were no cash flows used in investing activities in 2012. Cash flows from financing activities during 2012 were $445,000 which consisted of proceeds of the sale of common stock.   In 2010, our board approved granting Mr. Squires the right to convert loans made by him of up to $200,000 into a maximum 5% interest in the common stock of Solterra. This is a two-year option. As of June 30, 2012, Mr. Squires does not have any unreimbursed cash advances due to him, and has accrued payroll and expenses totaling $68,933 owed to him and accrued payroll of $122,577 owed to his wife in her role as a bookkeeper for the Company.

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $11,467,027 since its inception, at June 30, 2012, has a working capital deficit of $3,074,656 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and substantial additional financing during fiscal 2013 to maintain its development stage operations. The Company is exploring all reasonable avenues of financing at this time, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all. In this respect, see “Note 2” in our notes to the consolidated financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

Results of Operations – June 30, 2012 versus June 30, 2011

Balance Sheet

Cash

At June 30, 2012, the Company’s balance sheet included cash of $15,261 compared to cash of $98 at June 30, 2011, representing an increase in cash of $15,163 for the year.   An amount of $445,000 was raised through the sale of common stock in the current year as compared to $297,500 in the prior year, however operating costs have consumed the majority of the amount leaving the current cash balance of $15,261.

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

Patent license costs have been expensed as professional fees in general and administrative expenses and amounted to $6,671 and $4,331 respectively in the year ended June 30, 2012 and June 30, 2011.

Furniture and equipment

During the years ended June 30, 2012 and June 30, 2011, the company did not have any acquisitions or disposals of office equipment and furniture. The company is amortizing the office equipment and furniture on a straight line basis over 3 and 7 years, respectively, and has charged operations with $2,660 of amortization for this year and $4,048 in the prior year.

Deferred financing costs

Deferred finance cost, net were $0 at June 30, 2012.  This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized using the effective interest method over the thirty-six month life of the debenture.  The balance at June 30, 2011 was $36,167.

Accounts payable and accrued liabilities

The balance at June 30, 2012 was $151,573.  Included in accounts payable is legal fees of $125,432, accounting fees of $19,000, and other operating expenses of $7,141.  The balance at June 30, 2011 was $861,635 which included accrued interest on the convertible debenture of $10,000, development expenses of $516,893, patent maintenance fees associated with the licenses of $27,405, legal and auditor expenses of $92,375, and other operating expenses of $214,962.  During the year ended June 30, 2012 the Company wrote off $652,505 of accounts payable, previously recorded, upon confirmations with certain vendors related to the concluded license agreements, that there is no expectation of payments and matters have been closed.

Accounts payable related party

At June 30, 2012 there was $1,018,945 due to related parties.  This represents unpaid wages to officers and executive directors of the Company.  At June 30, 2011 the balance was $446,027.

Advances related party

At June 30, 2012 there were no advances due to related party.  On December 30, 2010, the Board of Directors authorized Mr. Squires to receive 10,000,000 restricted shares of Quantum Material Corp. in recognition of his support of the Company and in cancellation of all outstanding cash loans and advanced expenses totaling $270,144.  At June 30, 2011 the balance was $0.

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

As part of implementing ASC 815-40-14 the Company adjusted accumulated deficit by $162,643 and additional paid in capital by $212,184.  The fair value of the derivatives as of June 30, 2012 was estimated by management to be $346,000 as compared to the estimated fair value at June 30, 2011 of $1,223,000. The decrease of $877,000 has been charged to operations in the current year.

Convertible debenture

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents to obtain $1,500,000 in gross proceeds from three non-affiliated parties in exchange for 3,525,000 restricted shares of Common Stock of Hague Corp and Debentures in the principal amount aggregating $1,500,000. Each Debenture currently matures on November 4, 2012 bearing interest at the rate of 8% per annum and is pre payable by the Company at anytime without penalty, subject to the Debenture holders’ conversion rights.  The Company recorded a discount of $1,155,826 associated with the 3,525,000 shares issued.  The discount was amortized over the original three year life of the debenture. Each Debenture is currently convertible at the option of each Lender into Hague Corp’s Common Stock, at a conversion price of $.12 per share.  The Debentures are secured by the assets of Hague Corp and are guaranteed by Solterra as Hague Corp’s subsidiary and through a pledge of 20,000,000 shares by Stephen Squires, the Company’s Chief Executive Officer. In the event the Debentures are converted in their entirety, the Company would be required to issue and aggregate of 12,500,000 shares of Quantum Material Corp’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company’s Common Stock at a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company or other material event could cause an event of default under the Transaction Documents.  The balance of the convertible debenture net of the discount at June 30, 2012 was $1,500,000 and at June 30, 2011 the balance was $908,405.  The discount was amortized resulting in the convertible debenture balance being $1,500,000 at November 4, 2011. In partial consideration of such a loan extension, the Company agreed to issue to the Debenture holders warrants to purchase an aggregate of 2,000,000 shares of Common Stock exercisable at $.08 per share. See “Item 11” and “Item 1A – Risk Factors.”

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

During the fiscal year ended June 30, 2012 according to the provisions of the Convertible Debenture agreement, the Company elected to issue 1,316,608 shares of the Company’s Common Stock to pay accrued interest on the debentures.  The Company also issued 11,395,833 shares of common stock at between $0.08 per share and $0.12 per share for a total of $965,000. Common stock increased from 110,651,446 shares at June 30, 2011 to 123,544,034 shares at June 30, 2012.

Statement of operations – June 30, 2012

General and administrative expenses

During the twelve months ended June 30, 2012 the Company incurred $1,898,839 of general and administrative expenses compared to the $2,420,262 recorded for the twelve months ended June 30, 2011.  The decrease of $521,423 can be attributed to a decrease in travel expense of $102,208 and a decrease in executive compensation of $299,147.

Included in the expenses for the current twelve months were wages of $619,936, bonus expense of $499,618 (compensation includes: stock issued, valued at $870,000; and $20,264 of ratably recognized option grant costs), legal and audit of $80,448, travel expense of $62,948 and amortization of furniture and equipment of $2,661.

General and administrative expenses for the twelve months ended June 30, 2011 included stock based compensation of $16,556, other professional fees of $1,246,441, wages of $833,355, license maintenance costs of $4,331, legal and audit of $90,003, corporate expense of $18,647, office expenses of $28,280, travel expense of $165,156 and amortization of furniture and equipment of $4,048. .

Research and development expenses.

The Company incurred research and development expenses of $16,649 in the twelve months ended June 30, 2012, as compared to $15,000 in the twelve months ended June 30, 2011.  The Company has two development agreements in place with major universities.  One development agreement is to optimize the printing process of solar cells and the other development agreement is to optimize the manufacturing process for quantum dots.

Amortization of convertible debenture discount

The convertible debenture discount of $1,500,000 is being amortized over the 36 month term of the debenture using the effective interest method.  The debenture was issued on November 4, 2008.  Amortization recorded for the twelve month period ended June 30, 2012 was $586,730.  The amortized balance of the discount at June 30, 2011 is $0 resulting in the convertible debenture value on the balance sheet net of the discount $1,500,000. At June 30, 2011 the amortization for the twelve months was $586,322.

Amortization of deferred finance cost

This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized using the effective interest method over the thirty-six month life of the debenture.  Amortization expense recorded for the twelve month period ended June 30, 2012 and 2011 was $36,167 and $105,000, respectively.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008.  Interest expense recorded for the period ended June 30, 2012 was $161,544 compared to $177,693 in the prior year ended June 30, 2011.

According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.   In the year ended June 30, 2012, the Company issued 1,316,608 shares of the Company’s restricted Common Stock to pay $161,544 of accrued interest.   As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  The effect of this extra interest expense for the twelve months ended June, 30 2012 is $40,877.  During the year ended June 30, 2011, the company issued 1,629,239 shares of the Company’s restricted Common Stock to pay $207,693 of accrued interest.  The effect of the extra interest expense for the year ended June 30, 2011 is $57,693.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the year ended June 30, 2012 was ($877,000) as compared to the change in value recorded in the year ended June 30, 2011 of $388,943.

Option and Warrant expense

The Company issued 2,000,000 common stock warrants and has attributed $190,400 to the warrant value using the Black Scholes price model during the year ended June 30, 2012. The Company issued 1,777,110 common stock warrants and attributed a value of $122,808 using the Black Scholes price model for the year ended June 30, 2011.

During the year ended June 30, 2012, the Company issued 3,750,000 options to two individuals for services.  Options were valued using the Black Sholes Model, resulting in a valuation of $403,425 to be ratably recognized over the vesting period of the grants.  Expense, in the amount of $20,264 was recognized in the current year and included in operating expense.

Significant Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

Item 8.                      Consolidated Financial Statements

Consolidated Financial Statements

The report of the Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Schedules are set forth beginning on the next page of this Annual Report on Form 10-K following this page.

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Quantum Materials Corp.:

I have audited the consolidated balance sheets of Quantum Materials Corp., a development stage company, as of June 30, 2012 and  2011 and the related consolidated statements of operations, consolidated changes in stockholders’ deficit, and consolidated cash flows for the years then ended and for the period May 19, 2008 (date of inception) through June 30, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of Quantum Materials Corp. as of June 30, 2012 and 2011, and the results of its consolidated operations and its consolidated cash flows for the years then ended and for the period May 19, 2008 (date of inception) through June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has had no revenues, has incurred recurring losses resulting in an accumulated deficit, has negative cash flows from operations and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Peter Messineo, CPA
Palm Harbor, Florida
October 8, 2012

Quantum Materials Corp.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30	June 30
	2012	2011

ASSETS
Current
Cash	$15,261	$98

Total current assets	15,261	98

Licenses	55,000	55,000
Furniture and equipment, net of deprecation of $11,912 and $9,251	1,160	3,821
Deferred financing cost, net of amortization of $315,000 and $278,833	-	36,167

Total other assets	56,160	94,988

Total assets	$71,421	$95,086

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued Liabilities	$151,573	$861,635
Accrued liabilities - related party	1,018,945	446,027
Accrued expenses	72,500	-
Deferred revenue	899	899
Fair value of derivative liabilities	346,000	1,223,000
Convertible debenture, net of discount	1,500,000	908,405

Total current liabilities	3,089,917	3,439,966

Total liabilities	3,089,917	3,439,966

Stockholders' deficit
Common stock, $0.001 par value,
200,000,000 shares authorized,
Issued and outstanding 124,113,887 and 110,651,446, respectively	124,114	110,651
Additional paid-in capital	8,324,417	6,645,806
Deficit accumulated during the development stage	(11,467,027)	(10,101,337)

Total stockholders' deficit	(3,018,496)	(3,344,880)

Total liabilities and stockholders' deficit	$71,421	$95,086

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ending June 30, 2012 and June 30, 2011
and period from May 19, 2008 (inception) through June 30, 2012

			Inception
	Year Ended		through
	June 30,		June 30,
	2012	2011	2012

Operating expenses:
General and administrative	$1,898,839	$2,420,262	$8,590,000
Research and development	16,649	15,000	783,542

Total operating expenses	1,915,488	2,435,262	9,373,542

Loss from operations	(1,915,488)	(2,435,262)	(9,373,542)

Other expenses (income):
Amortization of convertible debenture discount	586,730	586,322	1,468,837
Amortization of deferred finance cost	36,167	105,000	315,000
Change in fair value of derivative liabilities	(877,000)	388,943	(149,912)
Gain on accounts payable writedowns	(652,505)	-	(652,505)
Interest expense	161,544	177,693	614,078
Warrant expense	195,266	122,808	497,987

Total other expenses (income)	(549,798)	1,380,766	2,093,485

Net loss	$(1,365,690)	$(3,816,028)	$(11,467,027)

Basic and diluted loss per common share	$(0.01)	$(0.04)

Weighted average number of common
shares outstanding	115,627,670	93,062,524

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
For the period from May 19,2008 (inception) to June 30, 2012

				Deficit
				accumulated
			Additional	during the	Total
	Common Stock		paid in	development	Stockholders
	Shares	Amount	capital	stage	Equity

Inception, May 19, 2008	-	$-	$-	$-	$-
Issuance of common stock	37,000,000	37,000	(33,300)	-	3,700
Net loss to June 30, 2008				(3,700)	(3,700)

Balance June 30, 2008	37,000,000	37,000	(33,300)	(3,700)	-

Common stock sold at $0.01 per share	4,250,000	4,250	38,250	-	42,500
Issuance of common stock in connection
with recapitalization	24,600,000	24,600	(26,802)	-	(2,202)
Common stock issued with debenture	3,525,000	3,525	574,388	-	577,913
Beneficial conversion feature of shares
issued with debenture	-	-	577,913	-	577,913
Common stock issued for debenture interest payable	506,493	506	38,494	-	39,000
Warrant issued with standstill agreement			34,148	-	34,148
Net loss year ended June 30, 2009				(2,020,485)	(2,020,485)

Balance June 30, 2009	69,881,493	69,881	1,203,091	(2,024,185)	(751,213)

Cummulative effect of derivative valuation	-	-	(212,184)	162,643	(49,541)
Common stock issued for debenture interest payable	1,511,937	1,512	194,329	-	195,841
Stock based compensation	2,250,000	2,250	1,229,567	-	1,231,817
Common stock issued for services	7,100,000	7,100	796,900	-	804,000
Warrant issued with standstill agreement	-	-	179,913	-	179,913
Common stock sold at $0.08 per share	3,125,000	3,125	246,875	-	250,000
Net loss year ended June 30, 2010	-	-	-	(4,423,767)	(4,423,767)

Balance June 30, 2010	83,868,430	$83,868	$3,638,491	$(6,285,309)	$(2,562,950)

Stock based compensation	8,499,034	8,499	21,501	-	30,000
Common stock issued for cash	3,141,277	3,141	294,359	-	297,500
Stock warrants issued with common stock	-	-	122,808	-	122,808
Common stock issued for services	11,525,000	11,525	1,202,475	-	1,214,000
Common stock issued for debenture interest payable	1,629,239	1,630	206,063	-	207,693
Common stock issued for settlement of liabilities	1,988,466	1,989	283,156	-	285,145
Stock warrants issued for forgiveness of accrued wages	-	-	876,952	-	876,952
Net loss to June 30, 2011	-	-	-	(3,816,028)	(3,816,028)

Balance June 30 2011	110,651,446	$110,652	$6,645,805	(10,101,337)	(3,344,880)

Stock based compensation	-	-	-	-	-
Common stock issued for cash	4,895,833	4,896	440,104	-	445,000
Stock warrants issued with common stock	-	-	4,866	-	4,866
Common stock issued for services	7,250,000	7,250	862,750	-	870,000
Stock options issued for services	-	-	20,264	-	20,264
Stock options issued for extension of debenture terms	-	-	190,400	-	190,400
Common stock issued for debenture interest payable	1,316,608	1,316	160,228	-	161,544
Net loss to June 30, 2012	-	-	-	(1,365,690)	(1,365,690)

Balance June 30 2012	124,113,887	$124,114	$8,324,417	(11,467,027)	(3,018,496)

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ending June 30, 2012 and June 30, 2011
and period from May 19, 2008 (inception) through June 30, 2011

	Year	Year	Inception
	ended	ended	through
	June 30	June 30	June 30
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,365,690)	$(3,816,028)	$(11,467,027)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	870,000	1,244,000	5,383,372
Options issued for services	-	-	-
Stock issued for debenture interest	161,544	207,693	604,078
Depreciation of furniture and office equipment	2,661	4,048	14,379
Amortization of convertible debenture discount	586,729	586,322	1,468,837
Amortization of deferred finance cost	36,167	105,000	315,000
Warrant expense	215,530	122,808	518,251
Change in fair value of warrants and embedded
conversion feature	(877,000)	388,943	(149,912)
Net change in:
Deferred revenue	-	899	899
Accounts payable and accrued liabilities	(632,696)	302,382	458,104
Accrued liabilities - related party	572,918	626,879	723,520

Cash flows used by operating activities	(429,837)	(227,054)	(2,130,499)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	-	-	(55,000)
Proceeds from disposal of furniture and equipment		-	5,343
Purchase of furniture & equipment	-	-	(20,883)

Cash flows provided by investing activities	-	-	(70,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	445,000	297,500	1,031,300
Proceeds from related party advances	-	(70,367)	-
Proceeds from convertible debenture issued	-	-	1,500,000
Payment of deferred finance cost	-	-	(315,000)

Cash flows provided by financing activities	445,000	227,133	2,216,300

NET INCREASE (DECREASE) IN CASH	15,163	79	15,261

Cash, beginning of the period	98	19	-

Cash, end of the period	$15,261	$98	$15,261

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Non cash transactions
Issuance of common stock in connection
with recapitalization	$-	$-	$2,202
Cumulative effect of change in accounting
principle on convertible notes	$-	$(49,541)	$(49,541)
Accounts payable write down	$652,505	$-	$652,505

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company, formerly Hague Corp.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2012 and 2011
and for the period May 19, 2008 (inception) to June 30, 2012

Note 1. Basis of Presentation

The consolidated balance sheets and the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended June 30, 2012 and 2011 and the period from May 19, 2008 (inception) through June 30, 2012 of Quantum Materials Corp ("Quantum Materials" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC").

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $11,467,027 since its inception, has a working capital deficit of $3,074,656, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and substantial additional financing during fiscal 2013 to maintain its development stage operations. The Company is exploring all financing options at this time, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all.

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

Long-lived assets
We review our long-lived assets, which include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as “the asset”) may not be recoverable.  Such circumstances include, but are not limited to:

●a significant decrease in the market price of the asset:
●a significant change in the extent or manner in which the asset is being used:
●a significant change in the business climate that could affect the value of the asset:
●a current period loss combined with projection of continuing loss associated with use of the asset: and
●a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

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

Research and development costs
Research and development costs are expensed as they are incurred.  Research and development expense was $16,649, $15,000 and $783,542 for the years ended June 30, 2012 and 2011 and from May 19, 2008 (inception) to June 30, 2012, respectively.

Stock compensation awards
The Company follows ASC 718 when accounting for stock compensation awards to employees. Compensation cost is based on the stock’s fair value at grant date by the board of directors.  Compensation cost was $890,264 (stock issued valued at $870,000 and ratably recognized option expense in the amount of $20,264)  in the year ended June 30, 2012 and $1,244,000 in the year ended June 30, 2011.

Basic and diluted loss per share
The Company reports basic loss per share in accordance with the ASC 260, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided as it would anti-dilutive.  Dilution is computed by applying the treasury stock method.

Recently Adopted Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's consolidated financial position, consolidated results of operations or consolidated cash flow.

Note 4. Furniture and equipment

Components of furniture and equipment consist of the following items as of June 30, 2012 and 2011:

	2012	2011

Office equipment	$11,448	$11,448
Office furniture	1,624	1,624
	13,072	13,072
Accumulated amortization	11,912	9,251
	$1,160	$3,821

Note 5.  Related party transactions

The Company expensed management fees to the CEO / major shareholder as well as other related party executives of $843,405 and $612,500 respectively in the years ended June 30, 2012 and 2011, respectively.  The Company was not able to pay the majority of these fees with cash; however, in November 2010 and May 2011 the Company’s executive officers and directors converted accrued salaries of $726,500 and bonuses of $181,625 totaling $908,125 into warrants to purchase 9,374,999 shares, exercisable at $0.075 per share over a period of five years expiring November 4, 2015 and warrants to purchase 1,863,635 shares, exercisable at $0.11 per share over a period of five years expiring May 18, 2016.

As a result the accrued liabilities related party was $1,108,945 and $446,027 as of June 30, 2012 and 2011, respectively.

During the twelve months ended June 30, 2012 the Company recorded $11,520 of rent expense for the use of executive office space in the home of the CEO / major shareholder, all of which was included in the accrued liabilities for related parties.

In January 2011 the Company issued 10,000,000 restricted shares to Stephen Squires the CEO in recognition of his support of the Company and in cancellation of all outstanding cash loans and payments made on behalf of the Company totaling $270,145.

Note 6.  Convertible debentures

Balance of convertible debentures consist of the following as of June 30, 2012 and 2011:

	2012	2011

Convertible debenture	$1,500,000	$1,500,000
Debenture discount amortized	-	(586,729)
Debenture warrant value amortized	-	(4,866)

	$1,500,000	$908,405

On November 4, 2008, Quantum Materials Corp entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of Quantum Materials Corp (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture originally had a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is prepayable by Quantum Materials Corp at any time without penalty, subject to the Debenture holders’ conversion rights.  In 2011, the Company obtained a one year extension of the maturity date of the Debentures through November 4, 2012. In partial consideration of such a loan extension, the Company agreed to issue to the Debenture holders warrants to purchase an aggregate of 2,000,000 shares of Common Stock exercisable at $.08 per share, valued using the Black Scholes Model for options in the amount of $190,400.

In recognition of the 3,525,000 shares issued at originaltion, the Company recorded a discount of $1,155,826.  The discount is made up of two components: $577,913 related to the discount for the relative fair value of the shares issued; and $577,913 related to a beneficial conversion feature. The discount will be amortized over the 3 year life of the debenture and recorded as interest expense. Each Debenture is convertible at the option of each Lender into Quantum Materials Corp’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”) at a conversion price of $.2667 per share (the “Conversion Price”).   In October 2010, the conversion price was decreased to $0.12 per share.

The Registration Rights Agreement requires Quantum Materials Corp to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event Quantum Materials Corp fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale.  The Debentures are secured by the assets of Quantum Materials Corp and are guaranteed by Solterra as Quantum Materials Corp’s subsidiary. To date, no registration statement has been filed by the Company.

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

The deferred financing costs related to the issuance of the debenture are recorded as deferred charges and are being amortized over 36 months using the effective interest method.  Amortization expense was $36,167 and $105,000 respectively for the years ended June 30, 2012 and June 30, 2011.

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

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value:  Level 1  – Quoted prices in active markets for identical assets or liabilities;  Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and  Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the November 4, 2008 note.  At June 30, 2012, all of the Company’s derivative liabilities were categorized as Level 3 fair value assets. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

	As of June 30, 2012
	Fair Value Measuring Using
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$346,000	-	-	$346,000	$346,000
Total Derivative Liabilities	$346,000	-	-	$346,000	$346,000

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twelve months of fiscal year 2012:

	Fair Value
	Measurements
	Using Level 3
	Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of July 1, 2011	$1,223,000	$1,223,000
Total (Gains) or Losses (realized/unrealized) Included in Net Loss	(1,569,000)	(1,569,000)
Purchases, issuances and Settlements	-	-
Transfers in and/or out of Level 3	-	-
Ending Balance at June 30, 2012	$346,000	$346,000

Note 8. Equity Transactions:

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

In October 2009, the Company issued 3,000,000 restricted shares of Common Stock in accordance with the terms of a consulting agreement entered into with Steven Posner and Oasianceanus Capital LLC in exchange for certain introductions made by them to the Company and various other related services.  The shares were valued at the closing price on the date of the transaction resulting in a $300,000 professional fee expense and $297,000 recorded as additional paid in capital.

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

In January 2011 the Board  approved the issue of 10,000,000 restricted shares to Stephen Squires the CEO in cancellation of all outstanding cash loans and payments made on behalf of the Company totaling $270,145, at a price of $.027 per share.

During the year ended June 30, 2011, the Company issued 300,000 of restricted common shares as stock based compensation.  In accordance to the terms of employment contracts approved by the board of directors, the Company issued 300,000 common shares with a fair value of $30,000 to two new employees.

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

In September 2011, January 2012, March 2012 and June 2012 the Company issued 1,316,608 of restricted common shares to pay accrued interest on the convertible debentures of $161,544, which included provisional interest in the amount of $40,877, for the 12 months from June 1, 2011 to June 1, 2012.

During the year ended June 30, 2012 the Company issued 4,895,833 common shares for total cash proceeds of $445,000.  The selling price per share ranged from $0.08 to $0.12 per share or an average price of $0.091 per share.

During the year ended June 30, 2012 the Company issued 7,250,000 shares of common stock in exchange for services, valued at the fair market value of the stock at the date of grant, valued at $870,000.

Stock Options and Warrants

In December 2011, the Company issued 2,000,000 warrants, for the extension of the debenture maturity date  the warrants are exercisable at $.08 per share, expiring December 18, 2014.   The Company valued these options using the Black Sholes Model, recognizing warrant expense in the amount of $190,400 for the year ended June 30, 2012.

In the quarter ended March 31, 2012 the Company issued stock options to employees for the purchase of 3,500,000 shares of common stock.  The options are exercisable at a price per share of $0.03, for a five (5) year term.  The Company will ratably recognize $392,500 of expense over the period.  The Company recognized $19,718 of compensation expense (included in general and administrative expense) for the year ended June 30, 2012.

In the quarter ended June 30, 2012 the Company issued stock options to employees for the purchase of 250,000 shares of common stock.  The options are exercisable at a price per share of $0.04, for a five (5) year term.  The Company will ratably recognize $10,925 of expense over the period.  The Company recognized $546 of compensation expense (included in general and administrative expense) for the year ended June 30, 2012.

The following assumptions were used in the calculation of warrant and option expense:
Weighted Average:
Stock Price	$0.12
Strike Price	$0.048
Dividend rate	0.00%
Risk-free interest rate	1.08%
Expected lives (years)	3.375
Expected price volatility	130.00%
Forfeiture Rate	0.00%

Note 9.  Commitments and Contingencies

Contingency

Certain default clauses related to the various agreements discussed in Note 6 would result in a change of control of the board of directors.  Certain debt holders would have the option to appoint independent members to the board under such default.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

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

Rice is entitled to receive during the term of each License Agreement certain royalties under the License Agreement of adjusted gross sales (as defined) ranging from 2% to 4% for photovoltaic cells and 7.5% of adjusted gross sales for quantum dots sold in electronic and medical applications. Minimum royalties payable under the License Agreement include $129,412 due August 1, 2012, $473,250 due August 1, 2013, $1,746,000 due August 1, 2014 and $3,738,600 due August 1, 2015 and each August 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. In the event of a Liquidity Event (as defined), Rice is entitled to receive from Licensee a fee of $750,000 within five business days of the Liquidity Event. The term of the License Agreement is to expire on the expiration date of Rice’s rights in its intellectual property and the Licensee’s rights are worldwide. Our Agreement, as amended, with Rice provides for termination of each Agreement in the event that we are determined to be insolvent as defined in the Agreements. The milestones of each License Agreement also require a quantum dot production pilot plant to be established by February 28, 2012, capable of producing 1,000 grams per week and a full scale quantum dot production plant be established by May 31, 2012.  The Company was unable to meet the August 2012 minimum royalty and the aforesaid milestones and is in discussions with Rice regarding the License Agreement.

Agreement with Arizona State University

Solterra had an agreement with Arizona State University (“ASU”) pursuant to which ASU at a cost of $835,000 will assist Solterra under the direction of Dr. Ghassan Jabbour in scaling up or optimizing the solar cells so that they can be printed. As of June 30, 2010, $630,000 of these costs in this agreement have been incurred and a further $205,000 were to accrue before the end of the fiscal year ended June 30, 2010.  During February 2010, Dr. Jabbour accepted a Directorship at the King Abdullah University of Science and Technology (KAUST), in Saudi Arabia, as a result of Dr. Jabbour now being located in Saudi Arabia it is no longer logistically feasible for him to conduct the development work at ASU. We have paid ASU $175,000 under our contract with ASU. Dr. Jabbour is continuing his development work at the KAUST facilities and we have attempted to negotiate a substantially reduced fee payable to ASU.  Dr. Jabbour is also our Chief Science Officer and is an employee of QMC/Solterra.

Agreement with University of Arizona

Solterra has entered into an exclusive Patent License Agreement with the University of Arizona ("UA") to license US Patent # 7,015,052, which was issued on March 21, 2006, entitled “Screen Printing Techniques for the Fabrication of Organic Light - Emitting Diodes”. Pursuant to the License Agreement, Solterra has an exclusive license to market, sell and distribute licensed products within its field of use which is defined as organic light emitting diodes in printed electronic displays and all other printed electronic components. Solterra has the right to grant sublicenses with respect to the licensed product and the license method (as defined in the agreement). Pursuant to said agreement, as amended, we are obligated to pay minimum annual royalties of $5,000 by June 30, 2012, $25,000 by December 31, 2013, $50,000 by December 31, 2014, $125,000 by June 30, 2015 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the Consumer Price Index.  Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. Our Agreement with UA may be terminated by UA in the event that we are in breach of any provision of this Agreement and said breach continues for 60 days after receiving written notice. Our Agreement with UA will also automatically terminate if Solterra becomes insolvent or unable to pay its debts as they become due. We can provide no assurances that we will be able to meet our obligations under our Agreement with UA. Termination of our Agreement with UA could materially adversely affect our operations.

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

The Company is currently in arrears for payment of obligations due to ASU totaling $455,000 as of June 30, 2012.

In addition, the Company had one other service agreement with a major university for a twelve month period starting in November 2009.  These services were not completed as the Professor responsible for exercising the agreement has moved out of the country.  The Company is negotiating final settlement for this agreement.
ghts owned by the University pertaining to "Screen-Printing Techniques for the Fabrication for Organic Light-Emitting Diodes."

Employment agreements

The Company has two employment agreements in effect.  The CEO has a three year agreement which started in January 2010 and the Chief Technology Officer has a one year agreement which was renewed in October 2011.

Summary

Fiscal	Services	Employment	License
Year	agreements	agreements	agreements	Total
2013	$	$100,000	317,000	$417,000
2014			492,500	492,500
2015			785,000	785,000
2016			785,000	785,000
2017			785,000	785,000
Thereafter			-	-

Total	$-	$100,000	$3,164,500	$3,264,500

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

The provision for refundable Federal income tax consists of the following for the period ending June 30:

	June 30	June 30
	2012	2011
Federal income tax benefit attributed to:
Current operations	$393,000	$1,297,450
Less, Change in valuation allowance	(393,000)	(1,297,450)

	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30	June 30
	2012	2011
Deferred tax asset attributed to:
Net operating loss carrover	3,443,450	3,050,450
Less, Change in valuation allowance	(3,443,450)	(3,050,450)

	$0	$0

At June 30, 2012, Quantum Materials Corp. had an unused net operating loss carryover approximating $3,291,450 that is available to offset future taxable income; expiring beginning in 2028. United States tax regulations impose limitations on the use of NOL carry forwards following certain changes in ownership.  If such a change were to occur with respect to the Company, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change, the subsequent merger result in limitation on the use of NOL carry forwards.

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

During the year ended June 30, 2012 the Company issued 2,000,000 warrants to purchase the Company’s common stock.  These warrants were issued to debenture holders related to the extension of the debenture expiration date to November 4, 2012.  The warrants are exercisable at a price of $0.08 per share over a 36 month term.  The Company has attributed $233,367 to the warrant value using the Black Scholes price model.

The following table summarizes warrants that are issued, outstanding and exercisable.

		Warrants Issued & Outstanding
Exercise	Expiration	June 30	June 30
Price	Date	2012	2011
$0.25	Dec 1, 2010	-	-
$0.10	Oct 31, 2014	-	2,000,000
$0.08	Sep 23, 2015	-	625,000
$0.075	Nov 4, 2015	-	10,508,331
$0.15	Apr 5, 2013	-	100,000
$0.15	Apr 26, 2013	-	100,000
$0.13	Apr 28, 2013	-	250,000
$0.08	May 10, 2014	-	312,500
$0.11	May 18, 2016	-	2,909,089
$0.16	May 24, 2013	-	227,273
$0.20	Jun 7, 2013	-	90,909
$0.25	Jun 10, 2013	-	71,428
$0.08	Dec 18, 2014	2,000,000
		2,000,000	17,194,530

Note 12. Stock options

In October 2009 the Board of Directors authorized the approval of a stock option plan covering 7,500,000 shares of common stock, which was later increased to 10,000,000 shares on December 2, 2009 and approved by stockholders on January 25, 2010.  The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options.  The Company issued 9,200,000 options and valued the options at $955,242 using the Black Scholes pricing model.  The Company recorded the entire $944,317 value of 2010 options as stock based compensation for the year ended June 30, 2010.  The Company will recognize the value of the 2012 options over the five year exercise period, resulting in $546 in stock based compensation related to these options for the year ended June 30, 2012.

Option activity was as follows for the twelve months ended June 30, 2012 and the twelve months ended June 30, 2011.

	2012		2011
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Shares reserved	10,000,000		10,000,000
Outstanding at beginning of year	8,950,000	$0.0638	8,950,000	$
Granted	-		-	0.0638
Exercised	-		-
Forfeited/cancelled	-		-

Outstanding at end of period	8,950,000	$0.0638	8,950,000	$0.0638

Remaining options available to be issued	1,050,000		1,050,000

In the quarter ended March 31, 2012, the Company issued 3,500,000 options with an exercise price of $0.03 per share of common stock with a five year expiration date to the company CEO Stephen Squires.  These options were issued outside of the stock option plan with the approval of the Board of Directors.  The Company valued the options at $392,500 using the Black Scholes pricing model.  The Company will recognize the expense over the five year exercise period, recording $19,718 in stock based compensation related to these options for the year ending June 30, 2012.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

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

Among other matters, the Evaluation was to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether the Evaluators identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications require that the CEO and CFO disclose that information to our Board (audit committee), and our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. The Evaluators also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, they considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Company’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2012, Quantum Materials Corp. maintained effective internal control over financial reporting, although we did recognize a significant deficiency.  This deficiency of not having sufficient qualified staff has resulted in the Company being unable to file our 10-K for the year ending June 30, 2012 in a timely manner.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

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

Name	Age	Position with the Company (1)
Stephen Squires	53	President and Chief Executive Officer and Director
Christopher Benjamin	38	Acting Chief Financial Officer
Dr.Ghassan E. Jabbour	50	Chief Science Officer, Director
Dr. Michael S. Wong	39	Director
David Doderer	41	Vice President of Research and Development
Robert Glass	65	Chief Technology Officer, Director
____________
(1)	Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

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

Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, we believe that Stephen Squires, David Doderer, Dr. Ghassan E. Jabbour and Robert Glass each had one or more forms 3,4 or 5 filed late for the fiscal year ended June 30, 2012.

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

The Board of Directors, acting as the nominating committee on December 2, 2009, by unanimous written consent, approved our five directors for election by the Consenting Stockholders in Lieu of an actual meeting, which occurred in January 2010.  (Note: No other meeting of the Board acting as the nominating committee has been held since December 2009.) Based upon the size of the Company and the Board’s familiarity with the Company since its inception, the Board also has determined that each of the Directors is qualified to suggest nominees for consideration to the nominating committee. The Board of Directors, when acting as the nominating committee, is generally responsible for:

●	Developing a nomination process for candidates to the Board of Directors;

●	Establishing criteria and qualifications for membership to the Board of Directors;

●	Identifying and evaluating potential Director nominees;

●	Filling vacancies on the Board of Directors; and

●	Recommending nominees for election or re-election.

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

Code of Ethics

The Securities & Exchange Commission requires registrants like the Company to either adopt a code of ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer or explain why the Company has not adopted such a code of ethics. For purposes of item 406 of Regulation S-K, the term “code of ethics” means written standards that are reasonably designed to deter wrongdoing and to promote:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
●
Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities & Exchange Commission and in other public communications made by the Company;

●	Compliance with applicable governmental law, rules and regulations;
●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
●	Accountability for adherence to the code.

The Code of Ethics was previously filed as an exhibit to our report on Form 10-K for the fiscal year ended June 30, 2008. Management intends to review the Code of Ethics and will consider appropriate amendments and revisions thereto.

Item 11.                           Compensation of Directors and Executive Officers.

The following table sets forth the overall compensation earned over the fiscal years ended June 30, 2011 and 2012 by (1) each person who served as the chief executive officer or chief financial officer of the Company or its subsidiary during fiscal year 2012; and (2) our most highly compensated executive officers as of June 30, 2012 with compensation during fiscal year ended 2012 of $100,000 or more.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants Or Options Awards ($)(1)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (2) (3)	Total ($) (3)

Stephen Squires Chief Executive Officer (4)(5)(6)	2011 2012	$ 180,000 $ 180,000	$ -0- $ -0-	$ -0- $ -0-	$ -0- $ 105,000	$ -0- $-0-	$ -0- $ -0-	$ 11,520 $ 11,520	$ 191,520 $ 296,520

Chris Benjamin Chief Financial Officer (5)	2011 2012	$ -0- $ 60,000	$ -0- $ -0-	$ -0- $ -0-	$ -0- $ -0-	$ -0- $ -0-	$-0- $ -0-	$ -0- $ -0-	$ -0- $ 60,000

David Doderer Vice President (5)	2011 2012	$ 120,000 $ 120,000	$ -0- $ -0-	$ -0- $160,000	$ -0- $ -0-	$-0- $-0-	$-0- $ -0-	$ -0- $	$ 120,000 $ 280,000

Dr. Ghassan Jabbour Chief Science Officer (5)	2011 2012	$ 120,000 $ 120,000	$ -0- $ -0-	$ -0- $ 20,000	$ -0- $ -0-	$ -0- $ -0-	$-0- $-0-	$ -0- $ -0-	$ 120,000 $ 140,000

Dr. Robert Glass Chief Technology Officer (5)	2011 2012	$ 85,000 $ 85,000	$ -0- $ -0-	$ -0- $ 60,000	$ -0- $ -0-	$-0- $-0-	$-0- $-0-	$ -0- $ -0-	$ 85,000 $ 145,000

(1)	The options and restricted stock awards presented in this table for 2012 and 2011 reflect the entire fair value of such awards in the year of grant. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

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

(3)	Since inception of Solterra, Solterra utilizes the home of Stephen Squires in Scottsdale, Arizona as an executive office. Total compensation includes the amount accrued or reimbursed to Mr. Squires as it pertains to his home office.

(4)	Mr. Squire's compensation includes compensation paid to his wife, Robin Squires.

(5)	See “Salary Accruals” below for a description of accrued salaries of certain officers and directors, some of which were converted into warrants to purchase Common Stock of the Company.

(6)	In January 2011, the Board of Directors issued 10,000,000 restricted shares of Common Stock to Mr. Squires in exchange for loans owed to Mr. Squires in the amount of $270,145. No stock compensation has been attributed to this transaction or is reflected in the table above. Management believes that the price of $.027 per share was fair value for the number of shares issued at the time of issuance and approval by the Board of Directors.

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

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2012 or 2011 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding, exercisable and/or vested as of June 30, 2012.

	Option Awards (1) (4)					Stock Awards (2)
Name(1)(2)	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Stephen Squires (3)	1,600,000 5,000,000 1,666,666 3,500,000	0 0 0 0	0 0 0 0	$.05 $.05 $.075 $.05	10/19/19 01/20/20 11/04/15 03/02/17	0 0 0 0	0 0 0 0	N/A N/A N/A N/A	N/A N/A N/A N/A

David Doderer	500,000 62,500 81,250	0 0 0	0 0 0	$.05 $.075 $.11	10/19/19 11/04/15 05/18/16	0 0 0	0 0 0	N/A N/A N/A	N/A N/A N/A

Ghassan Jabbour	300,000 243,750 62,500	0 0 0	0 0 0	$.05 $.075 $.11	10/19/19 11/04/15 05/18/16	0 0 0	0 0 0	N/A N/A N/A	N/A N/A N/A

Robert Glass	166,666 37,500 61,250	83,336 37,500 61,250	0 0 0	$.11 $.075 $.11	05/24/20 11/04/15 05/18/16	0 0 0	0 0 0	N/A N/A N/A	N/A N/A N/A
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

Name	Position	Annual Salary		Bonus

Stephen Squires	Chief Executive Officer	$180,000	(1)(3)	(2)

Robert Glass	Chief Technology Officer	$120,000	(3)	(2)

_____________

(1)	Includes $5,000 per month paid to his wife, Robin Squires.

(2)	Discretionary bonus as determined by the Compensation Committee based upon company and individual performance or $120,000 per annum.

(3)	Fiscal 2012 includes accrued salary of $60,000 for Mr. Squires and $120,000 for Mr. Glass.

Salary Accruals

As of November 4, 2010, the Company's executive officers, directors and employees converted accrued salaries of $630,500 and bonuses of $157,625 totaling $788,125 into warrants to purchase 10,508,331 shares, exercisable at $.075 per share over a period of five years. The following table lists the names of such persons, the dollar amount converted and the total number of warrants received.

Name	Dollar Amount Converted	Number of Warrants Issued

Stephen Squires	$125,000	1,666,666
Brian Lukian	234,375	3,125,000
David Doderer	62,500	833,333
Robert Glass	37,500	500,000
Ghassan Jabbour	243,750	3,250,000
Andrew Robinson	50,000	666,666
Toshinori Ando	35,000	466,666
Total	$788,125	10,508,331

As of May 18, 2011, the Company's executive officers, directors and employees converted accrued salaries of $256,000 and bonuses of $64,000 totaling $320,000 into warrants to purchase 2,909,089 shares, exercisable at $.11 per share over a period of five years. The following table lists the names of such persons, the dollar amount converted and the total number of warrants received.

Name	Dollar Amount Converted	Number of Warrants Issued

David Doderer	$81,250	738,636
Robert Glass	61,250	556,818
Ghassan Jabbour	62,500	568,181
Andrew Robinson	50,000	454,545
Toshinori Ando	65,000	590,909
Total	$320,000	2,909,089

As of June 30, 2011 the Company has accrued salaries and expense reimbursements to our executive officers in the amounts set forth below.

Name	Salary Accrued	Expense Reimbursements Accrued

Stephen Squires	$120,000	$-0-
Brian Lukian	$-0-	$-0-
David Doderer	$80,000	$-0-
Robert Glass	$80,000	$-0-
Ghassan Jabbour	$80,000	$-0-
Andrew Robinson	$10,000	$-0-
Toshinori Ando	$15,000	$-0-
	$385,000	$-0-

As of June 30, 2012, the Company has accrued salaries and expense reimbursements to our executive officers in the amounts set forth below.

Name	Salary Accrued	Expense Reimbursements Accrued

Stephen Squires	$182,577	$13,933
Christopher Benjamin	$39,825	$-0-
David Doderer	$120,000	$-0-
Robert Glass	$196,629	$-0-
Ghassan Jabbour	$150,000	$-0-
Andrew Robinson	$133,713	$-0-
Toshinori Ando	$125,000	$3,870
Total	$947,744	$17,803

Employment Agreement - Stephen Squires

Pursuant to an employment agreement dated January 25, 2010, the Company entered into a three-year employment contract to retain the services of Stephen Squires as Chief Executive Officer of the Company. The agreement is subject to automatic successive renewal terms of one year, unless either party provides written notice to the other party terminating the initial term of any extension thereof at least 60 days prior to the scheduled termination date of the contract. Mr. Squires is to receive an annual salary of $120,000, paid in monthly installments at the rate of $10,000 per month. Mr. Squires also received a signing bonus of 2,000,000 restricted shares of Common Stock, effective with the filing of a certificate of amendment to the articles of incorporation to increase the authorized number of common shares to 200,000,000. Upon such filing being accomplished, Mr. Squires also received options to purchase 5,000,000 shares of the Company's Common Stock at an exercise price of $.05 per share fully vested and exercisable at any time and from time to time through January 20, 2020. In the event Mr. Squires' services as a director are terminated for any reason, including, termination by his own choice, within six months of a change in control event as defined in said agreement, he shall receive one year's fees of $120,000 payable in one lump sum no later than 30 days after the termination of his services as a director and, in such event, any options that are not fully vested shall become immediately vested and the options shall be extended for an additional one year following the final exercise date of said option agreement. Mr. Squires' employment agreement may be terminated for cause as defined in the agreement. In such event, he shall receive his unpaid portion of his base salary computed up to the date of termination, plus certain other benefits. In the event of death, his estate shall receive compensation of the unpaid portion of his base salary up to the date of his death, plus certain benefits. The agreement contains certain prohibitions against soliciting employees and clients of the Company for his own personal benefit during the term of the agreement and for a period of one year thereafter. Mr. Squires’ employment agreement does not reflect the following approved by the Company’s Board:

●	Compensation of $5,000 per month paid to Mr. Squires’ spouse for administrative services;
●
Prior to entering into his employment agreement, Mr. Squires and his spouse received in October 2009 options to purchase a total of 1,600,000 shares of the Company in 2009 at $.05 per share through October 2019;

●	The November 2010 issuance of five year warrants to purchase 1,666,666 shares exercisable at $.005 per share in exchange for the cancellation of $125,000 of accrued salary;
●	The issuance of 10,000,000 shares of Common Stock in January 2011 in exchange for the cancellation of indebtedness to Mr. Squires of $270,145 or $.027 per share.

Employment Agreement - Dr. Robert Glass

Pursuant to an employment agreement dated October 9, 2009, which was later ratified, adopted and approved by the board of directors on January 25, 2010, the Company entered into a one-year employment contract to retain the services of Dr. Robert Glass as Chief Technology Officer of the Company. The agreement is subject to automatic successive renewal terms of one year, unless either party provides written notice to the other party terminating the initial term of any extension thereof at least 60 days prior to the scheduled termination date of the contract. Dr. Glass is to receive an annual salary of $120,000, paid in monthly installments at the rate of $10,000 per month.  Dr. Glass also received a signing bonus of 250,000 restricted shares of Common Stock, effective with the filing of a certificate of amendment to the articles of incorporation to increase the authorized number of common shares to 200,000,000. After such filing was accomplished, Dr. Glass also received options to purchase 250,000 shares of the Company's Common Stock at an exercise price of $.11 per share, vesting at the rate of 20,833.33 options for each full month of service and exercisable at any time and from time to time through May 24, 2020. Dr. Glass also received 2,500,000 shares of Common Stock as additional compensation for services rendered during fiscal 2012. In the event Dr. Glass' services as a director are terminated for any reason, including, termination by his own choice, within six months of a change in control event as defined in said agreement, he shall receive one year's fees of $120,000 payable in one lump sum no later than 30 days after the termination of his services as a director and, in such event, any options that are not fully vested shall become immediately vested and the options shall be extended for an additional one year following the final exercise date of said option agreement. Dr. Glass' employment agreement may be terminated for cause as defined in the agreement. In such event, he shall receive his unpaid portion of his base salary computed up to the date of termination, plus certain other benefits. In the event of death, his estate shall receive compensation of the unpaid portion of his base salary up to the date of his death, plus certain benefits. The agreement contains certain prohibitions against soliciting employees and clients of the Company for his own personal benefit during the term of the agreement and for a period of one year thereafter.

Employment Arrangements

Dr. Ghassan E. Jabbour and David Doderer are each receiving monthly salaries of $10,000. Christopher Benjamin is receiving a monthly salary of $5,000 since June 2011. Robin Squires, the wife of Stephen Squires, is receiving a monthly salary of $5,000 in recognition of her administrative services. The Company has the right to terminate the services of Dr. Jabbour, Messrs. Doderer and Benjamin and Mrs. Squires at any time. The Board of Directors granted Mr. Jabbour 250,000 shares of restricted Common Stock in exchange for services rendered during fiscal 2012. In fiscal 2011, Dr. Jabbour received Warrants to purchase 3,818,181 shares of Common Stock at exercise prices ranging from $.075 per share to $.11 per share over a period of five years. These Warrants were granted in exchange for the forgiveness of accrued salaries described elsewhere under “Salary Accruals.” In fiscal 2010, Dr. Jabbour also received Warrants to purchase 300,000 shares exercisable over a term of ten years at $.05 per share. In fiscal 2012, Mr. Doderer received 2,000,000 shares of restricted Common Stock in exchange for services rendered.
In fiscal 2011, Mr. Doderer received Warrants to purchase 1,571,969 shares of Common Stock at exercise prices ranging from $.075 per share to $.11 per share over a period of five years. These Warrants were granted in exchange for the forgiveness of accrued salaries described elsewhere under “Salary Accruals.” In fiscal 2010, Mr. Doderer also received Warrants to purchase 500,000 shares exercisable over a term of ten years at $.05 per share. In fiscal 2010, Mrs. Squires received options to purchase 600,000 shares of the Company’s Common Stock exercisable over a ten year period at $.05 per share.

Loans from Stephen Squires

In November 2008, Mr. Squires received 35,500,000 shares of the Company's Common Stock as part of a plan of reorganization, 20,000,000 of which he pledged to secure certain company indebtedness. Between December 2008 and December 2010, Mr. Squires privately sold an aggregate of approximately 13,431,000 shares of the Company's Common Stock for an aggregate of $595,000. Mr. Squires advanced to the Company cash loans and made payment of Company expenses utilizing $270,145 of the net proceeds of these private sales. On December 30, 2010, the Board of Directors authorized Mr. Squires to receive 10,000,000 restricted shares in cancellation of all outstanding cash loans and advanced expenses totaling $270,145. Not reflected in the foregoing, were additional cash loans that have been made by Mr. Squires to the Company and repaid to him.

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

Restricted Stock and Options

Dr. Michael Wong received in October 2009 and in June 2012, options to purchase 300,000 shares and 250,000 shares, respectively, under the Company’s 2009 Plan as defined herein under “2009 Stock Option Plan.” These options were granted over a term of ten years and five years, respectively, at exercise prices ranging from $.04 per share to $.05 per share.

The Company’s other directors, namely, Stephen Squires, David Doderer, Ghassan Jabbour and Robert Glass are each directors and executive officers of the Company. Their employment contracts and employment arrangements have included the receipt of restricted shares of Common Stock and options granted in connection with services rendered as employees of the Company. See the contents of this “Item 11” for a description of their compensation.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

2012 Compensation

The following table shows the overall compensation earned for the 2012 fiscal year with respect to each non-employee -director of the Company as of June 30, 2012.

	DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Warrant/ Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Dr. Michael S. Wong, Director (4)	-0-	-0-	10,925	-0-	-0-	-0-		$

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

(4)	In fiscal 2012, the Board of Directors granted Dr. Wong five year stock options to purchase 250,000 shares of the Company’s Common Stock at an exercise price of $.04 per share.

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

Awards

As of June 30, 2012, options to purchase 9,200,000 shares at an exercise have been granted under the Plan.  These include the following persons:

	Amount of Shares	Exercise Price	Net Realizable Value (1)

Stephen Squires	6,000,000	$.05	$120,000
Robin Squires	600,000	.05	12,000
Brian Lukian	500,000	.05	10,000
David Doderer	500,000	.05	10,000
Dr. Michael S. Wong	550,000	.04 - .05	13,500
Ghassan Jabbour	300,000	.05	6,000
Robert Glass	250,000	.11	-0-
Steven Morse	500,000	.12	-0-

__________________

(1)	Based upon the closing last sale of $0.07 per share as of June 29, 2012, after deducting the applicable exercise price.

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

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2012, shares of Common Stock beneficially owned by (1) each person (including any group) of more than five percent of our Common Stock, based solely on Schedule 13D and 13G filings with the Securities and Exchange Commission, and (2) the Company’s directors and officers.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)(2)	Percent of Class (3)
Stephen Squires (4) (5)	33,014,342	24.4%
Christopher Benjamin	-0-	--
Ghassan E. Jabbour (6)	4,368,181	3.4%
Michael S. Wong (7)	550,000	*
David Doderer (8)	4,071,969	3.2%
Robert Glass (9)	1,306,818	1.0%
Directors and executive officers as a group (6) persons) (10)	43,311,310	30.2%

MKM Opportunity Master Fund, Ltd(11)	11,198,591	8.9%
____________
* Less than 1%
(1)	Unless otherwise indicated, ownership represents sole voting and investment power.

(2)	The address for each beneficial owner named above is c/o the Company at 12326 Scott Drive, Kingston, OK 73439.

(3)	Based upon 124,113,887 common shares outstanding.

(4)	Includes 20,000,000 shares pledged to our Debenture Holders. See “Item 10.”

(5)	Includes options to purchase 10,100,000 shares owned by Mr. Squires and his wife and warrants to purchase 1,666,666 shares owned by Mr. Squires.

(6)	Includes options to purchase 300,000 shares and warrants to purchase 3,818,181 shares.

(7)	Includes options to purchase 550,000 shares.

(8)	Includes options to purchase 500,000 shares and warrants to purchase 1,571,969 shares.

(9)	Includes options to purchase 250,000 shares and warrants to purchase 1,056,818 shares.

(10)     Includes options to purchase 11,470,000 shares and warrants to purchase 8,113,634 shares.

(11)     Includes warrants to purchase 2,000,000 shares. Excludes shares issuable upon conversion of outstanding notes, which is convertible into 8,333,333 shares of a Company’s Common Stock. In the event that the note is converted beyond its maximum permitted percentage, which percentage is stated in the contract, MKM would own 19,531,924 shares or 14.6% of the outstanding shares of the Company’s Common Stock,

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of the Record Date and relates to our 2009 Plan described elsewhere herein pursuant to which we have granted options to purchase our Common Stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise Of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity Compensation Plans	9,200,000	(1)	1,800,000

 (1) Options exercisable at prices ranging from $.04 per share to $.12 per share.

Item 13.                      Certain Relationships and Related Transactions and Director Independence.

Certain Related Party Transactions

For a description of certain transactions between the Company and its affiliated parties, reference is made to Item 13 of the Company’s Form 10-K for the Company’s fiscal year ended June 30, 2011, which information is incorporated herein by reference.

For a description of transactions during fiscal 2012 between the Company and its executive officers and directors, reference is made to Item 11 of this Form 10-K.

For a description of transactions between the Company and its debenture holders, reference is made to Item 7 of this Form 10-K which describes a one year extension of the due date of the debentures through November 4, 2012 and the issuance of warrants to purchase 2,000,000 shares to the debenture holders as additional consideration.  For additional information, also see the “Notes to Financial Statements.”

Director Independence

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

Item 14.                        Principal Accountant Fees and Services.

Services of LBB & Associates Ltd.

Audit Fees

During fiscal 2012 and 2011, the aggregate fees billed for professional services rendered by Peter Messineo, CPA (the “Independent Auditors”) for the annual audits of the Company's consolidated financial statements totaled $10,000 and $10,000, respectively.

Financial Information Systems Design and Implementation Fees

During 2011 and 2010, there were $-0-in fees billed for professional services by rendered by Peter Messineo, CPA rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

During 2012 and 2011, there were $0 and $20,000 in fees billed for professional services rendered by LBB & Associates LTD., LLP (our prior auditor) and $2,500 and $7,500 in fees billed for professional services rendered by Peter Messineo, CPA (our current auditor), respectively, for review of the Company’s quarterly filings and 8-K filings with the Securities and Exchange Commission. The foregoing fees exclude expense reimbursements.

Services of Peter Messineo CPA

Peter Messineo, CPA was hired as the independent registered public accountant on September 29, 2011 to audit the Company’s financial statements commencing for the year ended June 30, 2011 and subsequently the year ended June 30, 2012.

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data” and are included as part of this Form 10-K as the consolidated financial statements of the Company for the years ended June 30, 2012 and 2011:

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

10.9	Amendment to Exclusive Patent License Agreement between University of Arizona and Solterra Renewable Technologies (i.e. amendment to exhibit 10.7). (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010 filed on February 14, 2011.)

10.10	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 10-K for fiscal year ended June 30, 2011)

10.11	License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 10-K for fiscal year ended June 30, 2011)

10.12	Second Amendment to Issuer’s Agreement with University of Arizona*

21.1	Subsidiaries of Registrant listing state of incorporation (Incorporated by reference to Form 10-K for fiscal year ended June 30, 2011)

31(a)	Rule 13a-14(a) Certification – Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification – Principal Financial Officer *

32(a)	Section 1350 Certification – Principal Executive Officer *

32(b)	Section 1350 Certification – Principal Financial Officer *

101.SCH	Document, XBRL Taxonomy Extension (1)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (1)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (1)

101.LAB	Linkbase, XBRL Taxonomy Extension (1)

101.PRE	Presentation Linkbase (1)
____________
*  Filed herewith.

(1)	To be filed by amendment.

(c)	Financial Statement Schedules

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

QUANTUM MATERIALS CORP.

Date: October 10, 2012	By:	/s/ Stephen Squires
Name: Stephen Squires
Title: President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen Squires	Title: President and Principal Financial Officer	Date: October 10, 2012
Stephen Squires

/s/ Christopher Benjamin	Title: Principal Financial Officer	Date: October 10, 2012
Christopher Benjamin

/s/ Michael S. Wong	Title: Director	Date: October 10, 2012
Michael S. Wong

/s/ Dr. Ghassan E. Jabbour	Title: Director	Date: October 10, 2012
Dr. Ghassan E. Jabbour

/s/ David Doderer	Title: Director	Date: October 10, 2012
David Doderer

/s/ Robert Glass	Title: Director	Date: October 10, 2012
Robert Glass

Stephen Squires, Michael S. Wong, Dr. Ghassan E. Jabbour, David Doderer and Robert Glass represent all the current members of the Board of Directors.