Form 10-Q
period 2012-09-30
QUANTUM MATERIALS CORP.
filed 2012-11-19
CIK 1403570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number: 0-52953

QUANTUM MATERIALS
 CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8195578	20-8195578
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)	(IRS Employer Identification No.)

12326 Scott Drive
Kingston, OK 73439
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

As of October 31, 2012, the issuer had 124,574,513 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

FINANCIAL INFORMATION
Item 1. Financial Statements

INDEX

PART 1 – FINANCIAL INFORMATION	Page

Item 1. Financial Statements	3

Consolidated balance sheets as of September 30, 2012 (unaudited) and June 30, 2012	3

Consolidated statements of operations, for the three months ended September 30, 2012 and 2011 and for the period from inception (May 19, 2008) through September 30, 2012 (unaudited)	4

Consolidated statements of cash flows for the three months ended September 30, 2012 and 2011 and for the period from inception (May 19, 2008) through September 30, 2012 (unaudited)	5

Notes to consolidated financial statements (unaudited)	6

Item 2. Management’s Plan of Operation.	11

Item 3. Quantitative and Qualitative Disclosures and Market Risk	18

Item 4. Controls and Procedures	19

PART 2 – OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults upon Senior Securities	20

Item 4. Mine Safety Disclosures	20

Item 5. Other Information	20

Item 6. Exhibits	21

Signatures	22

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30	June 30
	2012	2012
	(Unaudited)
ASSETS
Current
Cash	$4,654	$15,261

Total current assets	4,654	15,261

Licenses	55,000	55,000
Furniture and equipment, net of deprecation	751	1,160
Deferred financing cost, net of amortization of $315,000 and $278,833	-	-

Total other assets	55,751	56,160

Total assets	$60,405	$71,421

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued Liabilities	$166,075	$151,573
Accrued liabilities - related party	1,327,574	1,018,945
Accrued expenses	72,500	72,500
Deferred revenue	899	899
Fair value of derivative liabilities	179,000	346,000
Convertible debenture, net of discount	1,500,000	1,500,000

Total current liabilities	3,246,048	3,089,917

Total liabilities	3,246,048	3,089,917

Stockholders' deficit
Common stock, $0.001 par value,
200,000,000 shares authorized,
Issued and outstanding 125,144,366 and 124,113,887, respectively	125,145	124,114
Additional paid-in capital	8,580,345	8,324,417
Deficit accumulated during the development stage	(11,891,133)	(11,467,027)

Total stockholders' deficit	(3,185,643)	(3,018,496)

Total liabilities and stockholders' deficit	$60,405	$71,421

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ending September 30, 2012 and September 30, 2011 and period from May 19, 2008 (inception) through September 30, 2012
(unaudited)

			Inception
	Three months ended		through
	September 30,		September 30,
	2012	2011	2012

Operating expenses:
General and administrative	$549,190	$219,120	$9,139,190
Research and development	4,000	7,272	787,542

Total operating expenses	553,190	226,392	9,926,732

Loss from operations	(553,190)	(226,392)	(9,926,732)

Other expenses (income):
Amortization of convertible debenture discount	-	257,144	1,468,837
Amortization of deferred finance cost	-	26,250	315,000
Change in fair value of derivative liabilities	(167,000)	(522,000)	(316,912)
Gain on accounts payable writedowns	-	-	(652,505)
Interest expense	37,916	35,244	651,994
Warrant expense	-	3,513	497,987

Total other expenses / (income)	129,084	199,849	(1,964,401)

Net loss	$(424,106)	$(26,543)	$(11,891,133)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	123,545,062	111,713,307

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ending September 30, 2012 and September 30, 2011 and period from May 19, 2008 (inception) through September 30, 2012

	Three months	Three months	Inception
	ended	ended	through
	September 30	September 30	September 30
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(424,106)	$(26,543)	$(11,891,133)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	-	-	5,383,372
Options issued for services	181,542	-	181,542
Stock issued for debenture interest	37,917	35,242	641,995
Depreciation of furniture and office equipment	409	545	14,788
Amortization of convertible debenture discount	-	257,144	1,468,837
Amortization of deferred finance cost	-	26,250	315,000
Warrant expense	-	3,513	518,251
Change in fair value of warrants and embedded
conversion feature	(167,000)	(522,000)	(316,912)
Net change in:
Deferred revenue	-	-	899
Accounts payable and accrued liabilities	14,500	(20,500)	472,605
Accrued liabilities - related party	308,630	86,252	1,032,150

Cash flows used by operating activities	(48,108)	(160,097)	(2,178,606)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	-	-	(55,000)
Proceeds from disposal of furniture and equipment		-	5,343
Purchase of furniture & equipment	-	-	(20,883)

Cash flows provided by investing activities	-	-	(70,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	37,500	160,000	1,068,800
Proceeds from related party advances	-	-	-
Proceeds from convertible debenture issued	-	-	1,500,000
Payment of deferred finance cost	-	-	(315,000)

Cash flows provided by financing activities	37,500	160,000	2,253,800

NET INCREASE (DECREASE) IN CASH	(10,608)	(97)	4,654

Cash, beginning of the period	15,262	98	-

Cash, end of the period	$4,654	$1	$4,654

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Non cash transactions
Issuance of common stock in connection
with recapitalization	$-	$-	$-
Cumulative effect of change in accounting
principle on convertible notes	$-	$-	$-
Accounts payable write down	$-	$-	$652,505

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIAL CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2012. The results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2013.

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

	As of September 30, 2012
	Fair Value Measuring Using

	Carrying Value	Level 1	Level 2	Level 3	Total
Derivatives Liability	$179,000	-	-	179,000	$179,000

Total Derivatives Liability	$179,000	-	-	179,000	$179,000

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first three months of fiscal year 2012:

	Fair Value
	Measurements
	Using Level 3
	Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of July 1, 2011	$1,223,000	$1,223,000
Total Gains or Losses (realized/unrealized) Included in Net Loss	(1,044,000)	(1,044,000)
Purchases, issuances and settelements	-	-
Transfers in and/or out of Level 3	-	-

Ending Balance at September 30, 2012	$179,000	$179,000

Note 3. Related party transactions

The Company expensed management fees to the CEO / major shareholder as well as other related party executives of $351,179 and $843,405 respectively in the three months ended September 30, 2012 and the year ended June 30, 2012.  The Company was not able to pay the some of these fees, as a result the accrued liabilities related party was $1,324,694 and $1,108,945 respectively as of September 30, 2012 and June 30, 2012.

During the three  months ended September 30, 2012 the Company recorded $2,880 of rent expense for the use of executive office space in the home of the CEO / major shareholder, $nil was paid and $2,880 was accrued.

Note 4.  Common stock

In July 2012 the Company issued 343,750 shares of common stock in exchange for cash at a price of $0.08 per share.

In September 2012 the Company issued 125,000 shares of common stock in exchange for cash at a price of $0.08 per share.

In September 2012 the Company issued 561,729 shares of common stock to pay accrued interest of $30,333 for the three month period ended September 1, 2012.

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

Rice is entitled to receive during the term of each License Agreement certain royalties under the License Agreement of adjusted gross sales (as defined) ranging from 2% to 4% for photovoltaic cells and 7.5% of adjusted gross sales for quantum dots sold in electronic and medical applications. Minimum royalties payable under the License Agreement include $129,412 due August 1, 2012, $473,250 due August 1, 2013, $1,746,000 due August 1, 2014 and $3,738,600 due August 1, 2015 and each August 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. We are currently in discussions with Rice to modify these milestones to better coincide with the availability of capital necessary to accomplish the scale up in the most efficient manner possible. In the event of a Liquidity Event (as defined), Rice is entitled to receive from Licensee a fee of $750,000 within five business days of the Liquidity Event. The term of the License Agreement is to expire on the expiration date of Rice’s rights in its intellectual property and the Licensee’s rights are worldwide. Our Agreement, as amended, with Rice provides for termination of each Agreement in the event that we are determined to be insolvent as defined in the Agreements. The milestones of each License Agreement also require a quantum dot production pilot plant to be established by February 28, 2012, capable of producing 1,000 grams per week and a full scale quantum dot production plant be established by May 31, 2012.  The Company was unable to meet the August 2012 minimum royalty and the aforesaid milestones and is in discussions with Rice regarding the License Agreement.

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

Employment agreements

As of September 30, 2012, we have seven full-time staff (including Stephen Squires) and one part-time employee namely, Dr. Ghassan E. Jabbour.  We anticipate that we will hire additional key staff upon receipt of financing in areas of Chief Operating Officer, research and development, administration/accounting, operations and sales/marketing.

Note 6.  Warrants

No warrants were issued in the three month period ending September 30, 2012.

Note 7.  Subsequent events

Stockholder Matters

On October 12, 2012 the Company executed an agreement with the debenture holders to extend the maturity date of the convertible debenture to November 4, 2013.  All other terms in the original agreement remain unchanged.  In addition, the debenture holders were granted 2,000,000 three-year common stock warrants with a strike price of $0.08.

In October 2012, the Company entered into new employment agreements with the Company’s Chief Executive Office, Chief Technology Officer and Vice President of Research and Development. Each of the new employment agreements become effective on January 1, 2013 and have a term of five years. In the case of Mr. Squires, he will receive an annual salary of $225,000 and a signing bonus of 5,000,000 shares of restricted Common Stock on or before January 15, 2013. Mr. Squires will also be granted an option to purchase an additional 5,000,000 shares exercisable at $.03 per share and the options being fully vested and exercisable through January 20, 2025.  In the event of termination of his services as a director, he is entitled to receive payment of $225,000 in one lump sum no later than 30 days after termination of his services as a director. Mr. Squires would also be eligible to receive a one year extension of the expiration date of his option. Messrs. Glass, Chief Technology Officer, and Doderer, Vice President of Research, have employment agreements with terms similar to those of Mr. Squires, except as follows: (i) Messrs. Glass and Doderer each receive an annual salary of $150,000 and potential termination pay from their services as a director, also in the amount of $150,000; and (ii) Messrs. Glass and Doderer will receive signing bonuses on or before January 15, 2013 of 3,000,000 shares and 5,000,000 shares, respectively, and 3,000,000 warrants and 5,000,000 warrants, respectively.

Other Material Contracts

On October 26, 2012, the Board of Directors approved a September 27, 2012 agreement with Bespoke Growth Partners to assist the Company in general and financial public relations. Bespoke received 3,000,000 shares of restricted Common Stock and warrants to purchase up to 2,000,000 shares of Common Stock containing cashless exercise provisions over a term of three years. The exercise price of these warrants was established on October 26, 2012 at $.05 per share. On the same date, the Board of Directors also approved an investment relation contract with Sheridan Global Advisors pursuant to which 2,000,000 shares of restricted Common Stock were issued in consideration thereof.

Warrant Exchange for Accrued Salary

On October 26, 2012, the Board of Directors approved a plan to offer officers, employees and consultants the opportunity to exchange their accrued wages and consulting fees into either five year warrants and/or restricted shares of Common Stock. Any person desiring to exchange cash owed to them for warrants would receive a 25% bonus on the amount exchanged and would receive warrants exercisable at $.05 per share over a period of five years. Any person agreeing to receive restricted Common Stock in lieu of cash would receive a 35% bonus and would receive restricted shares based at $.05 per share, which price approximates the current 10 day average trading price. The foregoing plan was based upon wages and/or fees owed as of June 30, 2012. As of the filing date of this Form 10-Q, no officers, employee or consultants have accepted this offer.

Charter Amendment

On October 26, 2012, the Board of Directors approved a resolution to increase the number of shares of Common Stock from 200,000,000 shares of Common Stock to 300,000,000 shares, subject to stockholder approval.

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

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q and our Form 10-K filed October 11, 2012 for the fiscal year ended June 30, 2012.  Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions.  The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein.  The Company's actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2012 have been included.

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

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of the Company (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000.  Each Debenture has a term of three years maturing on November 4, 2011, which was recently extended to November 4, 2013, bears interest at the rate of 8% per annum and is prepayable by the Company at anytime without penalty, subject to the Debenture holders’ conversion rights. Each Debenture is convertible at the option of each Lender into the Company’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”), currently at a conversion price of $.12 per share (the “Conversion Price”).  The Registration Rights Agreement requires the Company to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event the Company fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale. The Debentures are secured by the assets of the Company and are guaranteed by Solterra as the Company’s subsidiary. In the event the Debentures are converted in their entirety, the Company would be required to issue an aggregate of 12,500,000 shares of the Company’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company’s Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction.   We also entered into a Standstill Agreement with the Debenture Holders effective June 1, 2009 which was amended and expired on December 1, 2009.   At the time the Standstill Agreement expired, the Company did not have an effective registration statement, registering the resale of all Registrable Securities as required by the Registration Rights Agreement. Nevertheless, management believes that no such registration statement was then or is currently required to be filed with the Securities and Exchange Commission as management believes that all securities of the Company held by the Debenture Holders are saleable pursuant to Rule 144 without volume restriction or other limitations on sale, so long as the Debenture Holders are not affiliated parties of the Company.  As of the filing date of this Form 10-Q, the Debenture Holders have taken no action under the Registration Rights Agreement or other transaction documents to notify the Company that it is in default under any of such agreements even though an event of default may be deemed to exist for several reasons; including, without limitation, those enumerated above and the Company's failure to obtain director and officer liability insurance, failure to make a payment of interest on a timely basis and failure to be current from time-to-time with all obligations and responsibilities owed to Rice under our license agreement.

On December 18, 2011 the Company executed an agreement with the debenture holders to extend the maturity date of the convertible debenture to November 4, 2012.  All other terms in the original agreement remain unchanged.  In addition, the debenture holders were granted 2,000,000 three-year common stock warrants with a strike price of $0.08.

On October 12, 2012 the Company executed an agreement with the debenture holders to extend the maturity date of the convertible debenture to November 4, 2013.  All other terms in the original agreement remain unchanged.  In addition, the debenture holders were granted 2,000,000 three-year common stock warrants with a strike price of $0.08.

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

Liquidity and Capital Resources

At September 30, 2012 the Company had a working capital deficit of $3,241,394 with total current assets of $4,654 and liabilities of $3,246,048.  Approximately $1,327,574 of these liabilities are owed to our officers, directors and employees for services rendered and expenses not reimbursed through September 30, 2012.  The Company has been in the development stage since inception.  As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture as well as advances from a director shareholder and employees’ wages being partially or fully accrued but not paid.

As of September 30, 2012, the Company lacks cash or cash equivalent assets and continues to incur losses in its development stage operations.  In the past, the Company has been relying on loans from its Chief Executive Officer resulting from private sale transactions in our common stock owned by him.  The Company has also relied on various universities performing work and providing U.S. licensing rights under business agreements in which the Company is in arrears in payments as well as employees and consultants agreeing to defer payment of wages and fees owed to them.   Currently, the Company is seeking additional financing; however, no definitive agreements for additional financing have been received and the Company cannot provide any assurance that additional funding will be available to finance our operations on terms acceptable to us, if at all, in order to support our plan of operations.  If we are unable to achieve the financing necessary to continue our plan of operations, then our stockholders may lose their entire investment in the Company.  See "Notes to Financial Statements."

Cash was used in operating activities of $48,108 for the three months ended September 30, 2012.  This is a result of a net loss of $424,106 partially offset by non-cash items including stock issued for debenture interest $37,917, as well as change in accounts payables and accrued liabilities of $14,500, change in accrued liabilities related parties $308,630, change in fair value of warrants and embedded conversion feature of $(167,000), and stock options issued for services of $181,542.  Cash flows from financing activities during the three months ended September 30, 2012 were $37,500 which consisted of $37,500 from the proceeds of the sale of common stock. This resulted in a decrease in cash for the period of $10,608 and cash on hand at the end of the period of $4,654.

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $2,062,744 since its inception, at September 30, 2012, has a working capital deficit of $3,241,394 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and substantial additional financing during fiscal 2013 to maintain its development stage operations. The Company is exploring all reasonable avenues of financing at this time, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all. In this respect, see “Note 2” in our notes to the consolidated financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

Results of operations – Three Months Ended September 30, 2012 and 2011

General and administrative expenses

During the three months ended September 30, 2012 the Company incurred $549,190 of general and administrative expenses a increase of $330,070 from the $219,120 recorded for the three months ended September 30, 2011.  The increase in general and administrative expenses was primarily due to an increase in remuneration of staff of $329,801, which included expense for warrants issued in lieu of bonuses.

Included in the expenses for the current three months ended September 30, 2012 were remuneration of staff $502,626, legal and audit of $19,500, travel expense of $16,302, corporate expense of $1,978, and amortization of furniture and equipment of $409.  This compares to the three months ended September 30, 2011 which included remuneration of staff $172,825, legal and audit of $14,500, travel expense of $11,010, office expenses of $6,477, corporate expense of $2,264, other professional fees of $1,500, and amortization of furniture and equipment of $545.

 Research and development expenses.

Research and development expenses of $4,000 were incurred in the three months ended September 30, 2012, compared to $7,272 in the three months ended September 30, 2011.  The decrease is the result of a decrease in patent expense of $4,281, a decrease in manufacturing of $2,992, and an increase in royalties of $4,000.

Amortization of convertible debenture discount

The convertible debenture discount of $1,500,000 is being amortized over the 36 month term of the debenture using the effective interest method.  The debenture was issued on November 4, 2008.  Amortization recorded for the three month period ended September 30, 2012 and 2011 was $nil and $257,144, respectively.  The amortized balance of the discount at September 30, 2012 is $nil resulting in the convertible debenture value on the balance sheet net of the discount $1,500,000.

Amortization of deferred finance cost

This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized using the effective interest method over the thirty-six month life of the debenture.  Amortization expense for the three months ended September 30, 2012 and 2011 was $nil and $26,250, respectively.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008.

In September 2012 the Company issued 561,729 shares of common stock to pay accrued interest of $30,333 for the three month period ended September 1, 2012.

Interest expense recorded for the three months ended September 30, 2012 was $37,917 compared to $35,242 in the three month period ended September 30, 2011.

According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.  In the three months ended September 30, 2012 the Company issued 561,729 shares of the Company’s restricted Common Stock to pay $30,333 of accrued interest payable.  As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  However the timing of the shares being issued resulted in the share value being less than the interest paid therefore a decrease in interest expense was recorded of $7,583 for the period.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the three months ended September 30, 2012 and 2011 was a decrease of $167,000 and a decrease of $522,000, respectively, decreasing the fair value of embedded conversion feature liability from $346,000 to $179,000.

Cash Flow

During the three months ended September 30, 2012, cash was used in operations of $48,108.  During this period the Company received proceeds from financing activities of $37,500.  These changes resulted in a decrease of $10,608 in the cash position for three months ended September 30, 2012.  The opening cash at June 30, 2012 was $15,262 and the closing balance at September 30, 2012 was $4,654.

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective at September 30, 2012.  Management basis its determination upon the untimely filing of our Form 10-K for the years ended June 30, 2011 and 2010 and our Form 10-Q for the periods ended September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011 and December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

In our Management’s Report on Internal Control Over Financial Reporting included in the Company’s Form 10-K for the year ended June 30, 2012, management concluded that our internal control over financial reporting was effective as of September 30, 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	From July 1, 2012 to September 30, 2012, we had the following sales of unregistered Common Stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

July 2012	Common Stock	343,750	$27,500 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2012	Common Stock	125,000	$10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2012	Common Stock	561,729	Shares issued in exchange for $30,333 of interest through September 1, 2012	Section 4(2); and/or Rule 506	Not applicable.

(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the three months ended September 30, 2012, there were no repurchases by the Company of its Common Stock.

Item 3. Defaults Upon Senior Securities. None

Item 4.  Mine Safety Disclosures – not applicable.

Item 5. Other Information.

See "Note 3 to the Financial Statements" for description of Various Related Party and Other Transactions

.Item 6. Exhibits

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

10.5	Consulting Agreement between Steven Posner, Oceanus Capital and the issuer (incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2009 filed November 12, 2009).

10.6	Consulting Agreement between Sound Capital Inc and the issuer dated November 12, 2009 (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2009).

10.7	License Agreement between The University of Arizona and the issuer dated July 2009. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2009)

10.8	Agreement to amend the maturity date of the 8% Senior Secured Convertible Debenture to November 4, 2012.

21.1	Subsidiaries of Registrant listing state of incorporation (incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2009 filed on November 12, 2009).

31(a)	Rule 13a-14(a) Certification – Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification – Principal Financial Officer *

32(a)	Section 1350 Certification – Principal Executive Officer *

32(b)	Section 1350 Certification – Principal Financial Officer *

101.SCH	Document, XBRL Taxonomy Extension **

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition **

101.DEF	Linkbase, XBRL Taxonomy Extension Labels **

101.LAB	Linkbase, XBRL Taxonomy Extension **

101.PRE	Presentation Linkbase **
____________
*  Filed herewith.
** To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM MATERIALS CORP.

November 16, 2012	By:	/s/ Stephen Squires
Stephen Squires,
Principal Executive Officer

November 16, 2012	By:	/s/ Chris Benjamin
Chris Benjamin,
Principal Financial Officer