Form 10-K/A
period 2012-06-30
QUANTUM MATERIALS CORP.
filed 2012-11-28
CIK 1403570

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ___

Commission File Number:  0-52956

                  QUANTUM MATERIALS CORP.
(Exact name of Registrant as specified in its charter)

Nevada	20-8195578
(State of jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12326 Scott Drive, Kingston, OK	73439
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(214) 701-8779

4724 E. Foothill Drive, Paradise Valley, AZ	85284
(Former address of principal executive offices, if changed since last report)	(Zip Code)

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

Explanatory Note

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the period ended June 30, 2012 (the “10-K”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

ITEM 6.                      EXHIBITS:

31.1	Rule 13a-14(a) Certification – Principal Executive Officer *
31.2	Rule 13a-14(a) Certification – Principal Financial Officer *
32.1	Section 1350 Certification – Principal Executive Officer *
32.2	Section 1350 Certification – Principal Financial Officer *
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema (1)
101.SCH	Document, XBRL Taxonomy Extension (1)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (1)
101.DEF	Linkbase,XBRL Taxonomy Extension Labels (1)
101.LAB	Linkbase, XBRL Taxonomy Extension (1)
101.PRE	Presentation Linkbase (1)
___________________
* Previously Filed.

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM MATERIALS CORP.

Date: November 28, 2012	By:	/s/ Stephen Squires
Name: Stephen Squires
Title: President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen Squires	Title: President and Principal Financial Officer	Date: November 28, 2012
Stephen Squires

/s/ Christopher Benjamin	Title: Principal Financial Officer,	Date: November 28, 2012
Christopher Benjamin	Director

/s/ Michael S. Wong	Title: Director	Date: November 28, 2012
Michael S. Wong

/s/ Dr. Ghassan E. Jabbour	Title: Director	Date: November 28, 2012
Dr. Ghassan E. Jabbour

/s/ David Doderer	Title: Director	Date: November 28, 2012
David Doderer

/s/ Robert Glass	Title: Director	Date: November 28, 2012
Robert Glass

Stephen Squires, Michael S. Wong, Dr. Ghassan E. Jabbour, David Doderer, Robert Glass and Christopher Benjamin represent all the current members of the Board of Directors.

4