Form 10-Q/A
period 2012-09-30
QUANTUM MATERIALS CORP.
filed 2012-11-30
CIK 1403570

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

Explanatory Note

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2012 (the “10-Q/A”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K and to correct one number in the Cash Flow Statements. No other changes have been made to the 10-Q/A, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q/A.

INDEX

PART 1 – FINANCIAL INFORMATION	Page

Item 1. Financial Statements	4

Consolidated balance sheets as of September 30, 2012 (unaudited) and June 30, 2012	4

Consolidated statements of operations, for the three months ended September 30, 2012 and 2011 and for the period from inception (May 19, 2008) through September 30, 2012 (unaudited)	5

Consolidated statements of cash flows for the three months ended September 30, 2012 and 2011 and for the period from inception (May 19, 2008) through September 30, 2012 (unaudited)	6

Notes to consolidated financial statements (unaudited)	7

Item 2. Management’s Plan of Operation.	12

Item 3. Quantitative and Qualitative Disclosures and Market Risk	19

Item 4. Controls and Procedures	20

PART 2 – OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults upon Senior Securities	21

Item 4. Mine Safety Disclosures	21

Item 5. Other Information	21

Item 6. Exhibits	22

Signatures	23

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

	Three months	Three months	Inception
	ended	ended	through
	September 30	September 30	September 30
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(424,106)	$(26,543)	$(11,891,133)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	-	-	5,383,372
Options issued for services	181,542	-	181,542
Stock issued for debenture interest	37,917	35,242	641,995
Depreciation of furniture and office equipment	409	545	14,788
Amortization of convertible debenture discount	-	257,144	1,468,837
Amortization of deferred finance cost	-	26,250	315,000
Warrant expense	-	3,513	518,251
Change in fair value of warrants and embedded
conversion feature	(167,000)	(522,000)	(316,912)
Net change in:
Deferred revenue	-	-	899
Accounts payable and accrued liabilities	14,500	(20,500)	472,605
Accrued liabilities - related party	308,630	86,252	1,032,150

Cash flows used by operating activities	(48,108)	(160,097)	(2,178,606)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	-	-	(55,000)
Proceeds from disposal of furniture and equipment		-	5,343
Purchase of furniture & equipment	-	-	(20,883)

Cash flows provided by investing activities	-	-	(70,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	37,500	160,000	1,068,800
Proceeds from related party advances	-	-	-
Proceeds from convertible debenture issued	-	-	1,500,000
Payment of deferred finance cost	-	-	(315,000)

Cash flows provided by financing activities	37,500	160,000	2,253,800

NET INCREASE (DECREASE) IN CASH	(10,608)	(97)	4,654

Cash, beginning of the period	15,261	98	-

Cash, end of the period	$4,654	$1	$4,654

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Non cash transactions
Issuance of common stock in connection
with recapitalization	$-	$-	$-
Cumulative effect of change in accounting
principle on convertible notes	$-	$-	$-
Accounts payable write down	$-	$-	$652,505

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

Warrant Exchange for Accrued Salary

On October 26, 2012, the Board of Directors approved a plan to offer officers, employees and consultants the opportunity to exchange their accrued wages and consulting fees into either five year warrants and/or restricted shares of Common Stock. Any person desiring to exchange cash owed to them for warrants would receive a 25% bonus on the amount exchanged and would receive warrants exercisable at $.05 per share over a period of five years. Any person agreeing to receive restricted Common Stock in lieu of cash would receive a 35% bonus and would receive restricted shares based at $.05 per share, which price approximates the current 10 day average trading price. The foregoing plan was based upon wages and/or fees owed as of June 30, 2012. As of the filing date of this Form 10-Q/A , no officers, employee or consultants have accepted this offer.

Charter Amendment

On October 26, 2012, the Board of Directors approved a resolution to increase the number of shares of Common Stock from 200,000,000 shares of Common Stock to 300,000,000 shares, subject to stockholder approval.

Item 2.  Management’s Plan of Operation

This Form 10-Q/A contains "forward-looking statements" relating to us which represent our current expectations or beliefs, including statements concerning our operations, performance, financial condition and growth.  For this purpose, any statement contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.

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

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q/A and our Form 10-K filed October 11, 2012 for the fiscal year ended June 30, 2012.  Except for the historical information contained herein, the discussion in this Form 10-Q/A contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions.  The cautionary statements made in this Form 10-Q/A should be read as being applicable to all related forward-looking statements wherever they appear herein.  The Company's actual results could differ materially from those discussed here.

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

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of the Company (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000.  Each Debenture has a term of three years maturing on November 4, 2011, which was recently extended to November 4, 2013, bears interest at the rate of 8% per annum and is prepayable by the Company at anytime without penalty, subject to the Debenture holders’ conversion rights. Each Debenture is convertible at the option of each Lender into the Company’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”), currently at a conversion price of $.12 per share (the “Conversion Price”).  The Registration Rights Agreement requires the Company to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event the Company fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale. The Debentures are secured by the assets of the Company and are guaranteed by Solterra as the Company’s subsidiary. In the event the Debentures are converted in their entirety, the Company would be required to issue an aggregate of 12,500,000 shares of the Company’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company’s Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction.   We also entered into a Standstill Agreement with the Debenture Holders effective June 1, 2009 which was amended and expired on December 1, 2009.   At the time the Standstill Agreement expired, the Company did not have an effective registration statement, registering the resale of all Registrable Securities as required by the Registration Rights Agreement. Nevertheless, management believes that no such registration statement was then or is currently required to be filed with the Securities and Exchange Commission as management believes that all securities of the Company held by the Debenture Holders are saleable pursuant to Rule 144 without volume restriction or other limitations on sale, so long as the Debenture Holders are not affiliated parties of the Company.  As of the filing date of this Form 10-Q/A , the Debenture Holders have taken no action under the Registration Rights Agreement or other transaction documents to notify the Company that it is in default under any of such agreements even though an event of default may be deemed to exist for several reasons; including, without limitation, those enumerated above and the Company's failure to obtain director and officer liability insurance, failure to make a payment of interest on a timely basis and failure to be current from time-to-time with all obligations and responsibilities owed to Rice under our license agreement.

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective at September 30, 2012.  Management basis its determination upon the untimely filing of our Form 10-K for the years ended June 30, 2011 and 2010 and our Form 10-Q/A for the periods ended September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011 and December 31, 2011.

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

Management did however identify a significant deficiency; a significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  This deficiency of not having sufficient qualified staff has resulted in the Company being unable to file our 10-K for the years ending June 30, 2011 and 2010 and our Form 10-Q/A for the periods ended September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011 and December 31, 2011 in a timely manner.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  To remediate this situation, we are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

We believe that the remediation measures we are taking, if effectively implemented and maintained, will remediate the significant deficiency discussed above.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q/A relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities. None

Item 4.  Mine Safety Disclosures – not applicable.

Item 5. Other Information.

See "Note 3 to the Financial Statements" for description of Various Related Party and Other Transactions

ITEM 6.                      EXHIBITS:

31.1	Rule 13a-14(a) Certification – Principal Executive Officer (1)
31.2	Rule 13a-14(a) Certification – Principal Financial Officer (1)
32.1	Section 1350 Certification – Principal Executive Officer (1)
32.2	Section 1350 Certification – Principal Financial Officer (1)
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema (1)
101.SCH	Document, XBRL Taxonomy Extension (1)
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (1)
101.DEF	Linkbase,XBRL Taxonomy Extension Labels (1)
101.LAB	Linkbase, XBRL Taxonomy Extension (1)
101.PRE	Presentation Linkbase (1)
___________________
(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM MATERIALS CORP.

November 30, 2012	By:	/s/ Stephen Squires
Stephen Squires,
Principal Executive Officer

November 30, 2012	By:	/s/ Chris Benjamin
Chris Benjamin,
Principal Financial Officer