Form 10-Q
period 2012-12-31
QUANTUM MATERIALS CORP.
filed 2013-02-28
CIK 1403570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 28, 2013, the issuer had 157,771,280 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

FINANCIAL INFORMATION
Item 1. Financial Statements

INDEX

PART 1 – FINANCIAL INFORMATION	Page

Item 1. Financial Statements	3

Consolidated balance sheets as of December 31, 2012 (unaudited) and June 30, 2012	3

Consolidated statements of operations, for the three and six months ended December 31, 2012 and 2011 and for the period from inception (May 19, 2008) through December 31, 2012 (unaudited)	4

Consolidated statements of cash flows for the six months ended December 31, 2012 and 2011 and for the period from inception (May 19, 2008) through December 31, 2012 (unaudited)	5

Notes to consolidated financial statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3. Quantitative and Qualitative Disclosures and Market Risk	19

Item 4. Controls and Procedures	19

PART 2 – OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults upon Senior Securities	21

Item 4. Mine Safety Disclosures.	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	22

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2012	2012
	(Unaudited)
ASSETS
Current
Cash	$29,724	$15,261

Total current assets	29,724	15,261

Licenses	55,000	55,000
Furniture and equipment, net of deprecation	342	1,160
Deferred financing cost, net of amortization of $315,000 and $315,000	-	-

Total other assets	55,342	56,160

Total assets	$85,066	$71,421

Commitments and Contingencies

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued Liabilities	$190,893	$151,573
Accrued liabilities - related party	1,546,018	1,018,945
Accrued expenses	72,500	72,500
Deferred revenue	899	899
Fair value of derivative liabilities	446,000	346,000
Convertible debenture, net of discount	1,500,000	1,500,000

Total current liabilities	3,756,310	3,089,917

Total liabilities	3,756,310	3,089,917

Commitments and Contingencies (Note 6)

Stockholders' deficit
Common stock, $0.001 par value,
200,000,000 shares authorized,
Issued and outstanding 140,849,952 and 124,113,887, respectively	140,850	124,114
Additional paid-in capital	9,448,382	8,324,417
Unearned Compensation	(438,000)	-
Deficit accumulated during the development stage	(12,822,476)	(11,467,027)

Total stockholders' deficit	(3,671,244)	(3,018,496)

Total liabilities and stockholders' deficit	$85,066	$71,421

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ending December 31, 2012 and December 31, 2011 and period from May 19, 2008 (inception) through December 31, 2012
(unaudited)

	Three months ended		Six months ended		through
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012

Operating expenses:
General and administrative	$411,997	$260,898	$961,187	$480,020	$9,551,187
Research and development	2,000	6,671	6,000	13,943	789,542

Total operating expenses	413,997	267,569	967,187	493,963	10,340,729

Loss from operations	(413,997)	(267,569)	(967,187)	(493,963)	(10,340,729)

Other expenses (income):
Amortization of convertible debenture discount	-	329,585	-	586,729	1,468,837
Amortization of deferred finance cost	-	9,917	-	36,167	315,000
Change in fair value of derivative liabilities	267,000	53,000	100,000	(469,000)	(49,912)
Gain on accounts payable writedowns	-	-	-	-	(652,505)
Interest expense	37,946	37,513	75,862	72,755	689,940
Warrant expense	212,400	4,131	212,400	7,644	710,387

Total other income / (expenses)	(517,346)	(434,146)	(388,262)	(234,295)	(2,481,747)

Net loss	$(931,343)	$(701,715)	$(1,355,449)	$(728,258)	$(12,822,476)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	131,829,342	112,773,193	127,687,202	112,243,250

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ending December 31, 2012 and December 31, 2011 and period from May 19, 2008 (inception) through December 31, 2012

	Six months	Six months	Inception
	ended	ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,355,449)	$(728,258)	$(12,822,476)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	-	-	5,383,372
Options issued for services	181,542	-	181,542
Stock issued for debenture interest	75,862	72,755	679,940
Depreciation of furniture and office equipment	818	1,089	15,197
Amortization of convertible debenture discount	-	586,729	1,468,837
Amortization of deferred finance cost	-	36,167	315,000
Warrant expense	212,400	7,644	730,651
Change in fair value of warrants and embedded
conversion feature	100,000	(469,000)	(49,912)
Net change in:
Deferred revenue	-	-	899
Accounts payable and accrued liabilities	39,320	36,253	497,424
Accrued liabilities - related party	527,073	254,770	1,250,593

Cash flows used by operating activities	(218,434)	(201,851)	(2,348,933)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	-	-	(55,000)
Proceeds from disposal of furniture and equipment		-	5,343
Purchase of furniture & equipment	-	-	(20,883)

Cash flows provided by investing activities	-	-	(70,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	232,897	270,000	1,264,197
Proceeds from related party advances	-	-	-
Proceeds from convertible debenture issued	-	-	1,500,000
Payment of deferred finance cost	-	-	(315,000)

Cash flows provided by financing activities	232,897	270,000	2,449,197

NET INCREASE (DECREASE) IN CASH	14,463	68,149	29,724

Cash, beginning of the period	15,261	98	-

Cash, end of the period	$29,724	$68,247	$29,724

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Non cash transactions
Issuance of common stock in connection
with recapitalization	$-	$-	$2,202
Cumulative effect of change in accounting
principle on convertible notes	$-	$-	$(49,541)
Accounts payable write down	$-	$-	$652,505

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIAL CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Business Overview

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

Basis of Presentation

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended April 30, 2012 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the six month period ended December 31, 2012 are not necessarily indicative of the results for the full fiscal year ending June 30, 2013.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Principles of Consolidation

The consolidated financial statements include the accounts of Quantum Materials Corp. and its wholly-owned subsidiary, Solterra, Inc.  All material intercompany accounts and transactions are eliminated in consolidation. The financial statements have retroactively included the activity of Solterra, Inc. in the consolidated statements.  The year end for the Company and its subsidiary is June 30.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.    Cash and cash equivalents were $29,725 and $15,261 as of December 31 and June 30, 2012.

Long-lived assets and intangible property

The company follows ASC 350 Intangibles – Goodwill and Other and ASC 360, Property Plant and Equipment.  Long-lived assets are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  The company did not recognize any impairment losses for the periods presented.

Advertising Costs

No advertising costs were incurred for the three months ending December 31, 2012 and 2011.

Research and Development

The Company follows ASC Topic 730, “Accounting for Research and Development Costs” and expenses research and development costs as incurred.  Research and development costs were $2,000 and $6,671 for December 31, 2012 and 2011, respectively.

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

Share-based Expenses.
ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the periods ending December 31, 2012 and 2011.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2012 and June 30, 2012, respectively.

Earnings Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of December 31, 2012 and June 30, 2012, there were no common stock equivalents or options outstanding.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, “Fair Value Measurements and Disclosures”,  defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of December 31 and September 30, 2012.

Recently Implemented Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Note 2. Going Concern

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

Note 3. Derivatives and Fair Value

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

 Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  We have valued the convertible note that contains down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of July 1, 2009 and December 31, 2012.   The fair value of the derivatives as of July 1, 2009 upon implementation of ASC 815-40-15 was estimated by management to be $495,912.  As part of implementing ASC 815-40-14 the Company decreased the accumulated deficit by $162,643 and decreased additional paid in capital by $212,184 and increased the discount on the convertible debenture by $446,371.  The adjustment to the accumulated deficit was a result of the interest expense recorded in connection with the original derivative liability and the reversal of prior amortization expense, and the change in fair value of the derivative liability as of July 1, 2009.

	As of December 31, 2012
	Fair Value Measuring Using

	Carrying Value	Level 1	Level 2	Level 3	Total
Derivatives Liability	$446,000	-	-	446,000	$446,000

Total Derivatives Liability	$446,000	-	-	446,000	$446,000

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first six months of fiscal year 2012:

	Fair Value
	Measurements
	Using Level 3
	Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of July 1, 2011	$1,223,000	$1,223,000
Total Gains or Losses (realized/unrealized) Included in Net Loss	(777,000)	(777,000)
Purchases, issuances and settelements	-	-
Transfers in and/or out of Level 3	-	-

Ending Balance at December 31, 2012	$446,000	$446,000

Note 4. Related party transactions

The Company expensed management fees to the CEO / major shareholder as well as other related party executives of $569,623 and $843,405 respectively in the six months ended December 31, 2012 and the year ended June 30, 2012.  The Company was not able to pay the some of these fees, as a result the accrued liabilities related party was $1,546,018 and $1,108,945 respectively as of December 31, 2012 and June 30, 2012.

During the six months ended December 31, 2012 the Company recorded $5,760 of rent expense for the use of executive office space in the home of the CEO / major shareholder, $nil was paid and $5,760 was accrued.

Note 5.  Common stock

In July 2012 the Company issued 343,750 shares of common stock in exchange for cash at a price of $0.08 per share.

In September 2012 the Company issued 125,000 shares of common stock in exchange for cash at a price of $0.08 per share.

In September 2012 the Company issued 561,729 shares of common stock to pay accrued interest of $30,333 for the three month period ended September 1, 2012.

In the period from October 2012 to December 2012, the Company issued 7,820,000 shares of common stock in exchange for cash at a price of $0.025 per share.

In November 2012, the Company issued 3,000,000 shares of common stock for investor relations services which began in January 2013 and are for a duration of 6 months.

In November 2012, the Company issued 4,300,000 shares of common stock for marketing and growth strategy consulting services will begin in March 2013 for a duration of 8 months.

In December 2012 the Company issued 585,586 shares of common stock to pay accrued interest of $30,333 for the three month period ended December 1, 2012.

Note 6.  Commitments and Contingencies

Contingencies

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

Employment agreements

As of December 31, 2012, we have seven full-time staff (including Stephen Squires) and one part-time employee namely, Dr. Ghassan E. Jabbour.  We anticipate that we will hire additional key staff upon receipt of financing in areas of Chief Operating Officer, research and development, administration/accounting, operations and sales/marketing.

In October, 2012 the Company renewed employment agreements with the Companys’ CEO, CTO and Vice President of R&D.  The employment agreements are effective January 1, 2013 and have a duration of 5 years.

Note 7.  Warrants

On October 12, 2012 the Company executed an agreement with the debenture holders to extend the maturity date of the convertible debenture to November 4, 2013.  All other terms in the original agreement remain unchanged.  In addition, the debenture holders were granted 2,000,000 three-year common stock warrants with a strike price of $0.08.

Note 8.  Subsequent events

Stockholder Matters

In October 2012, the board of directors approved a resolution to allow employees to convert accrued salaries owed as of June 30, 2012 into shares of common stock or common stock warrants at the employees’ discretion.

In January 2013, Chris Benjamin ($39,825), Art Lamstein ($101,139), Toshinon Ando ($125,000), Robin Squires ($122,577), and Ghassan Jabbour ($150,000) converted the amount of monies set forth beside their names into 1,075,275 common shares, 2,730,744 common shares, 3,375,000 common shares, 3,309,570 common shares and 4,050,000 common shares, respectively,

In January 2013, David Doderer ($120,000), and Robert Glass ($96,629) converted the amount of monies set forth beside their names into five-year warrants to purchase 3,000,000 common shares and 2,415,725 common shares respectively.

In summary, employees of the company converted accrued salaries totaling $538,541 into 14,540,589 shares of common stock and $216,629 into 5,415,725 warrants with an exercise price of $0.05 per share through the expiration date of January 21, 2018 .

Material Agreements

In October 2012, the Company entered into new employment agreements with the Company’s Chief Executive Office, Chief Technology Officer and Vice President of Research and Development. Each of the new employment agreements become effective on January 1, 2013 and have a term of five years. In the case of Mr. Squires, he will receive an annual salary of $225,000 and a signing bonus of 5,000,000 shares of restricted Common Stock to be granted on March 29, 2013. On the same date, Mr. Squires will also be granted an option to purchase an additional 5,000,000 shares exercisable at $.03 per share and the options being fully vested and exercisable through March 29, 2023. In the event of termination of his services as a director, he is entitled to receive payment of $225,000 in one lump sum no later than 30 days after termination of his services as a director. Mr. Squires would also be eligible to receive a one year extension of the expiration date of his option. Messrs. Glass, Chief Technology Officer, and Doderer, Vice President of Research, have employment agreements with terms similar to those of Mr. Squires, except that Messrs. Glass and Doderer each receive an annual salary of $150,000 and potential termination pay from their services as a director, also in the amount of $150,000.

Unregistered Sales of Equity Securities

As described under “Stockholder Matters” above, the Company’s executive officers, directors and employees agreed to convert, effective January 11, 2013, an aggregate of $755,169 into 14,450,589 shares of restricted Common Stock and five year warrants to purchase 5,415,725 shares exercisable at $.05 per share over a period of five years. Each employee, officer and/or director who converted their salaries into Common Stock also received a 35% bonus on the amount converted which was also converted into Common Stock. Such persons who decided to convert their salaries into five year warrants exercisable at $.05 per share received a 25% bonus on the amount converted, which bonus was also converted into additional warrants.

On March 29, 2013, the Company is required to issue 15,000,000 shares of Common Stock and options to purchase an additional 15,000,000 shares of Common Stock in each case in the aggregate to three of the Company’s executive officers identified under “Material Agreements” above.

 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

On January 10, 2013, Robin Squires was elected Vice President – Administration. Mrs. Squires has served the Company in administration and finance since November 2008. She receives a monthly fee of $5,000. In 2009, she received options to purchase 600,000 shares, exercisable at $.05 per share through October 2019. Effective January 11, 2013, Mrs. Squires converted accrued salary and bonuses into 3,309,570 shares of the Company’s Common Stock.

Other Events

The board of directors approved an increase in the number of authorized shares of its Common Stock from 200,000,000 shares to 300,000,000 shares, which is expected to be increased to  400,000,000 shares, subject to stockholder approval of an amendment to the Company’s Articles of Incorporation. In January 2013, the board of directors established March 18, 2013 as the date to hold a special meeting of its stockholders at the Hyatt Hotel located at the DFW Airport in Dallas, Texas. Stockholders of record at the close of business on February 5, 2013 are eligible to vote in person or by proxy at the special meeting. Each stockholder is expected to be mailed on or after February 11, 2013 a copy of the Company’s Proxy Statement, Proxy Card and return envelope.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended December 31, 2012 have been included.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

Business Overview

Quantum Materials Corp. is a start-up solar technology and quantum dot manufacturing firm.  We perceive an opportunity to acquire a significant amount of both quantum dot and solar photovoltaic market share by commercializing a low cost quantum dot processing technology and a low cost quantum dot based third generation photovoltaic technology/solar cell, pursuant to an exclusive license agreement with William Marsh Rice University (“Rice University” or “Rice”).  Our objective is for Quantum to become the first bulk manufacturer of high quality tetrapod quantum dots and for Solterra to be the first solar cell manufacturer to be able to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, Europe, the Middle East and Asia.

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

·
Continue to develop and characterize the Quantum Dot Solar Cell product; moving towards pilot proof line for solar cells and leading to high throughput print line ultimately capable of yearly solar cell output near gigawatt range. Target cell efficiencies are 6% within one year, 15% within 2 years and greater than 25% within five years.  Coupled within cell cost per watt decreasing below $.75/Watt, we intend to pursue initial product sales in early 2013 with significant increases later in 2013.

Liquidity and Capital Resources

At December 31, 2012 the Company had a working capital deficit of $3,726,586 with total current assets of $29,724 and liabilities of $3,756,310.  Approximately $1,546,018 of these liabilities are owed to our officers, directors and employees for services rendered and expenses not reimbursed through December 31, 2012.  The Company has been in the development stage since inception.  As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture as well as advances from a director shareholder and employees’ wages being partially or fully accrued but not paid.

As of December 31, 2012, the Company lacks sufficient cash and  cash equivalent assets and continues to incur losses in its development stage operations.  In the past, the Company has been relying on loans from its Chief Executive Officer resulting from private sale transactions in our common stock owned by him.  The Company has also relied on various universities to perform work and to provide U.S. licensing rights under business agreements.   The Company is in arrears in payments related to these business agreements.  The company also owes $1,546,000 in back wages and salaries; employees and consultants have agreed to defer payment of the wages and fees owed to them.   Currently, the Company is seeking additional financing; however, no definitive agreements for additional financing have been received and the Company cannot provide any assurance that additional funding will be available to finance our operations on terms acceptable to us, if at all, in order to support our plan of operations.  If we are unable to achieve the financing necessary to continue our plan of operations, then our stockholders may lose their entire investment in the Company.  See "Notes to Financial Statements."

Cash was used in operating activities of $218,434 for the six months ended December 31, 2012.  This is a result of a net loss of $1,355,449 partially offset by non-cash items including stock issued for debenture interest $75,862, options issued for services of $181,542, as well as change in accounts payables and accrued liabilities of $39,320, change in accrued liabilities related parties $527,073, and a change in fair value of warrants and embedded conversion feature of $100,000.  Cash flows from financing activities during the six months ended December 31, 2012 were $232,897 which consisted of $232,897 from the proceeds of the sale of common stock. This resulted in a increase in cash for the period of $14,463 and cash on hand at the end of the period of $29,724.

Cash was used in operating activities of $201,851 for the six months ended December 31, 2011. This is a result of a net loss of $728,258 partially offset by non-cash items including stock issued for debenture interest $72,755, as well as change in accounts payables and accrued liabilities of $36,253, change in accrued liabilities related parties $254,770, change in fair value of warrants and embedded conversion feature of ($469,000), amortization of convertible debenture discount of $586,729 and amortization of deferred finance cost of $36,167 and non-cash warrant expense of $7,644.  Cash flows from financing activities during the six months ended December 31, 2011 were $270,000 which consisted of $270,000 from the proceeds of the sale of common stock. This resulted in an increase in cash for the period of $68,247 and cash on hand at the end of the period of $68,149.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2012, the Company had not yet achieved profitable operations, had accumulated losses of $12,822,476 (since its inception), hand had a working capital deficit of $3,726,586 .  The company  expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and substantial additional financing during fiscal 2013 to maintain its development stage operations. The Company is exploring all reasonable avenues of financing at this time, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all. In this respect, see “Note 1” in our notes to the consolidated financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

Results of operations – Three Months Ended December 31, 2012 and 2011

General and administrative expenses

During the three months ended December 31, 2012 the Company incurred $411,997 of general and administrative expenses a increase of $151,099 from the $260,898 recorded for the three months ended December 31, 2011.  The increase in general and administrative expenses was primarily due to an increase in remuneration of staff of $131,484.

Included in the expenses for the current three months ended December 31, 2012 were remuneration of staff $323,064, legal and audit of $23,310, travel expense of $34,595, corporate expense of $24,743, and amortization of furniture and equipment of $409.  This compares to the three months ended December 31, 2011 which included remuneration of staff $191,580, legal and audit of $18,698, travel expense of $27,954, office expenses of $936, corporate expense of $12,770, other professional fees of $938, and amortization of furniture and equipment of $544.

 Research and development expenses.

Research and development expenses of $2,000 were incurred in the three months ended December 31, 2012, compared to $6,671 in the three months ended December 31, 2011.  The decrease is the result of a decrease in royalties of $6,671, offset by an increase in patent expense of $2,000.

Amortization of convertible debenture discount

The convertible debenture discount of $1,500,000 is being amortized over the 36 month term of the debenture using the effective interest method.  The debenture was issued on November 4, 2008.  Amortization recorded for the three month period ended December 31, 2012 and 2011 was $nil and $329,585, respectively.  The amortized balance of the discount at December 31, 2012 is $nil resulting in the convertible debenture value on the balance sheet net of the discount $1,500,000.

Amortization of deferred finance cost

This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized using the effective interest method over the thirty-six month life of the debenture.  Amortization expense for the three months ended December 31, 2012 and 2011 was $nil and $9,917, respectively.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008.

In December 2012 the Company issued 585,586 shares of common stock to pay accrued interest of $30,333 for the three month period ended December 1, 2012.

Interest expense recorded for the three months ended December 31, 2012 was $37,946 compared to $37,513 in the three month period ended December 31, 2011.

According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.  In the three months ended December 31, 2012 the Company issued 585,586 shares of the Company’s restricted Common Stock to pay $30,333 of accrued interest payable.  As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  However the timing of the shares being issued resulted in the share value being less than the interest paid therefore a decrease in interest expense was recorded of $7,613 for the period.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the three months ended December 31, 2012 and 2011 was an increase of $267,000 and an increase of $53,000, respectively, increasing the fair value of embedded conversion feature liability from $346,000 to $446,000.

Cash Flow

During the three months ended December 31, 2012, cash was used in operations of $170,326.  During this period the Company received proceeds from financing activities of $195,397.  These changes resulted in an increase of $25,072 in the cash position for three months ended December 31, 2012.  The opening cash at October 1, 2012 was $4,654 and the closing balance at December 31, 2012 was $29,724.

Results of operations – Six Months Ended December 31, 2012 and 2011

General and administrative expenses

During the six months ended December 31, 2012 the Company incurred $961,187 of general and administrative expenses an increase of $481,167 from the $480,020 recorded for the six months ended December 31, 2011.  The increase in general and administrative expenses was primarily due to an increase in remuneration of staff of $461,284, which included expense for warrants issued in lieu of bonuses.

Included in the expenses for the current six months ended December 31, 2012 were remuneration of staff $825,689, legal and audit of $42,810, travel expense of $50,897, corporate expense of $26,721, and amortization of furniture and equipment of $818.  This compares to the six months ended December 31, 2011 which included remuneration of staff $364,405, legal and audit of $44,698, travel expense of $38,964, office expenses of $1,361, corporate expense of $15,034, other professional fees of $2,438, and amortization of furniture and equipment of $1,088.

 Research and development expenses.

Research and development expenses of $6,000 were incurred in the six months ended December 31, 2012, compared to $13,943 in the six months ended December 31, 2011.  The decrease is the result of a decrease in patent expense of $2,281, a decrease in manufacturing of $2,992, and a decrease in royalties of $2,671.

Amortization of convertible debenture discount

The convertible debenture discount of $1,500,000 is being amortized over the 36 month term of the debenture using the effective interest method.  The debenture was issued on November 4, 2008.  Amortization recorded for the six month period ended December 31, 2012 and 2011 was $nil and $586,729, respectively.  The amortized balance of the discount at December 31, 2012 is $nil resulting in the convertible debenture value on the balance sheet net of the discount $1,500,000.

Amortization of deferred finance cost

This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized using the effective interest method over the thirty-six month life of the debenture.  Amortization expense for the six months ended December 31, 2012 and 2011 was $nil and $36,167, respectively.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008.

In September 2012 the Company issued 561,729 shares of common stock to pay accrued interest of $30,333 for the three month period ended September 1, 2012.

In the six months ended December 31, 2012 the Company issued 1,147,315 shares of common stock to pay accrued interest of $60,667 for the six month period ended December 1, 2012.

Interest expense recorded for the six months ended December 31, 2012 was $75,862 compared to $72,755 in the six month period ended December 31, 2011.

According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.  In the six months ended December 31, 2012 the Company issued 561,729 shares of the Company’s restricted Common Stock to pay $30,333 of accrued interest payable.  As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  However, the timing of the shares being issued, resulted in the share value being less than the interest paid; therefore, a decrease in interest expense was recorded of $7,583 for the period.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the six months ended December 31, 2012 and 2011 was an increase of $100,000 and a decrease of $469,000, respectively, decreasing the fair value of embedded conversion feature liability from $346,000 to $446,000.

Cash Flow

During the six months ended December 31, 2012, cash was used in operations of $612,378.  During this period the Company received proceeds from financing activities of $626,840.  These changes resulted in an increase of $14,462 in the cash position for six months ended December 31 2012.  The opening cash at June 30, 2012 was $15,261 and the closing balance at December 31, 2012 was $29,724.

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective at December 31, 2012.  Management basis its determination upon the untimely filing of our Form 10-K for the years ended June 30, 2011 and 2010 and our Form 10-Q for the periods ended September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011, December 31, 2011 and December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

In our Management’s Report on Internal Control Over Financial Reporting included in the Company’s Form 10-K for the year ended June 30, 2012, management concluded that our internal control over financial reporting was effective as of June 30, 2012. Management believes that our internal control over financial reporting was ineffective as of December 31, 2012 based on numerous failures to timely file quarterly and annual reports.
Management did however identify a significant deficiency; a significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  This deficiency of not having sufficient qualified staff has resulted in the Company being unable to file our 10-K for the years ending June 30, 2011 and 2010 and our Form 10-Q for the periods ended September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011, December 31, 2011 and December 31, 2012 in a timely manner.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  To remediate this situation, we are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	From July 1, 2012 to December 31, 2012, we had the following sales of unregistered Common Stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

July 2012	Common Stock	343,750	$27,500 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2012	Common Stock	125,000	$10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2012	Common Stock	561,729	Shares issued in exchange for $30,333 of interest through September 1, 2012	Section 4(2); and/or Rule 506	Not applicable.

October 2012	Common Stock	3,320,000	$83,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

November 2012	Common Stock	1,000,000	$25,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

November 2012	Common Stock	3,000,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

November 2012	Common Stock	4,300,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

December 2012	Common Stock	3,500,000	$87,500 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

December 2012	Common Stock	585,586	Shares issued in exchange for $30,333 of interest through December 1, 2012	Section 4(2); and/or Rule 506	Not applicable.

(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the six months ended December 31, 2012, there were no repurchases by the Company of its Common Stock.

Item 3. Defaults Upon Senior Securities.

None

Item 4.  Mining Safety Disclosures – not applicable.

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

__________________
*  Filed herewith.
** To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM MATERIALS CORP.

February 28, 2013	By:	/s/ Stephen Squires
Stephen Squires,
Principal Executive Officer

February 28, 2013	By:	/s/ Chris Benjamin
Chris Benjamin,
Principal Financial Officer