Form 10-Q/A
period 2012-12-31
QUANTUM MATERIALS CORP.
filed 2013-03-07
CIK 1403570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10- Q/A

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

Explanatory Note

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2012 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K and to correct a line item titled “Total other income/(expenses) of the consolidated statement of operations. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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
(unaudited)

	Three months ended		Six months ended		through
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012

Operating expenses:
General and administrative	$411,997	$260,898	$961,187	$480,020	$9,551,187
Research and development	2,000	6,671	6,000	13,943	789,542

Total operating expenses	413,997	267,569	967,187	493,963	10,340,729

Loss from operations	413,997	267,569	967,187	493,963	10,340,729

Other expenses (income):
Amortization of convertible debenture discount	-	329,585	-	586,729	1,468,837
Amortization of deferred finance cost	-	9,917	-	36,167	315,000
Change in fair value of derivative liabilities	267,000	53,000	100,000	(469,000)	(49,912)
Gain on accounts payable writedowns	-	-	-	-	(652,505)
Interest expense	37,946	37,513	75,862	72,755	689,940
Warrant expense	212,400	4,131	212,400	7,644	710,387

Total Other (Income) / Expenses	517,346	434,146	388,262	234,295	2,481,747

Net loss	$931,343	$701,715	$1,355,449	$728,258	$12,822,476

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	131,829,342	112,773,193	127,687,202	112,243,250

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

__________________
*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM MATERIALS CORP.

March 7, 2013	By:	/s/ Stephen Squires
Stephen Squires,
Principal Executive Officer

March 7, 2013	By:	/s/ Chris Benjamin
Chris Benjamin,
Principal Financial Officer