Form 10-Q
period 2013-03-31
QUANTUM MATERIALS CORP.
filed 2013-05-15
CIK 1403570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 13, 2013, the issuer had  176,161,905 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

FINANCIAL INFORMATION
Item 1. Financial Statements

INDEX

PART 1 – FINANCIAL INFORMATION	Page

Item 1. Financial Statements	3

Consolidated balance sheets as of March 31, 2013 (unaudited) and June 30, 2012	3

Consolidated statements of operations, for the three and nine months ended March 31, 2013 and 2012 and for the period from inception (May 19, 2008) through March 31, 2013 (unaudited)	4

Consolidated statements of cash flows for the nine months ended March 31, 2013 and 2012 and for the period from inception (May 19, 2008) through March 31, 2013 (unaudited)	5

Notes to consolidated financial statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3. Quantitative and Qualitative Disclosures and Market Risk	20

Item 4. Controls and Procedures	20

PART 2 – OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults upon Senior Securities	24

Item 4. Mine Safety Disclosures.	24

Item 5. Other Information	24

Item 6. Exhibits	24

Signatures	26

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2013	2012
	(Unaudited)
ASSETS
Current
Cash	$1,625	$15,261

Total current assets	1,625	15,261

Licenses	55,000	55,000
Furniture and equipment, net of deprecation	-	1,160

Total other assets	55,000	56,160

Total assets	$56,625	$71,421

Commitments and Contingencies (Note 6)

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$205,393	$151,573
Accrued liabilities - related party	1,784,122	1,018,945
Accrued expenses	72,500	72,500
Deferred revenue	899	899
Fair value of derivative liabilities	261,000	346,000
Convertible debenture, net of discount	1,500,000	1,500,000

Total current liabilities	3,823,914	3,089,917

Total liabilities	3,823,914	3,089,917

Stockholders' deficit
Common stock, $0.001 par value,
400,000,000 shares authorized,
Issued and outstanding 163,614,395 and 124,113,887, respectively	163,614	124,114
Additional paid-in capital	10,135,993	8,324,417
Unearned Compensation	(438,000)	-
Deficit accumulated during the development stage	(13,628,896)	(11,467,027)

Total stockholders' deficit	(3,767,289)	(3,018,496)

Total liabilities and stockholders' deficit	$56,625	$71,421

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ending March 31, 2013 and March 31, 2012 and period from May 19, 2008 (inception) through March 31, 2013
(unaudited)

					Inception
	Three months ended		Nine months ended		through
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013

Operating expenses:
General and administrative	$1,379,103	$760,265	$2,340,292	$1,240,284	$10,930,292
Research and development	12,804	2,706	18,804	16,650	802,346

Total operating expenses	1,391,907	762,971	2,359,096	1,256,934	11,732,638

Loss from operations	1,391,907	762,971	2,359,096	1,256,934	11,732,638

Other expenses (income):
Amortization of convertible debenture discount	-	-	-	586,730	1,468,837
Amortization of deferred finance cost	-	-	-	36,167	315,000
Change in fair value of derivative liabilities	(185,000)	(123,000)	(85,000)	(592,000)	(234,912)
Gain on accounts payable writedowns	-	-	-	-	(652,505)
Interest expense	37,511	37,926	113,373	110,680	727,451
Warrant expense	-	-	212,400	7,644	710,387

Total other (income) / expenses	(147,489)	(85,074)	240,773	149,221	2,334,258

Net loss	$1,244,418	$677,897	$2,599,869	$1,406,155	$14,066,896

Basic and diluted loss per common share	$0.01	$0.01	$0.02	$0.01

Weighted average number of common
shares outstanding	153,458,796	116,185,204	136,152,324	113,547,678

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ending March 31, 2013 and March 31, 2012 and period from May 19, 2008 (inception) through March 31, 2013

	Nine months	Nine months	Inception
	ended	ended	through
	March 31,	March 31,	March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,599,869)	$(1,406,155)	$(14,066,896)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	292,000	520,000	5,675,372
Options issued for services	181,542	19,618	181,542
Stock issued for accrued liabilities-related party	538,540	-	538,540
Stock issued for debenture interest	111,774	110,680	715,852
Depreciation of furniture and office equipment	1,160	2,252	15,539
Amortization of convertible debenture discount	-	591,595	1,468,837
Amortization of deferred finance cost	-	36,167	315,000
Interest expense	90,666	-	90,666
Warrant expense	212,400	7,644	828,990
Changes in Assets and Liabilities
Increase/(Decrease) in fair value of warrants and embedded
conversion feature	(85,000)	(592,000)	(234,912)
Deferred revenue	-	-	899
Increase/(Decrease) Accounts payable and accrued liabilities	53,820	51,753	511,924
Increase/(Decrease) Accrued liabilities - related party	736,331	378,829	1,361,512

Cash flows used by operating activities	(466,636)	(279,617)	(2,597,135)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	-	-	(55,000)
Proceeds from disposal of furniture and equipment		-	5,343
Purchase of furniture & equipment	-	-	(20,883)

Cash flows provided by investing activities	-	-	(70,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	453,000	280,000	1,484,300
Proceeds from convertible debenture issued	-	-	1,500,000
Payment of deferred finance cost	-	-	(315,000)

Cash flows provided by financing activities	453,000	280,000	2,669,300

NET INCREASE (DECREASE) IN CASH	(13,636)	383	1,625

Cash, beginning of the period	15,261	98	-

Cash, end of the period	$1,625	$481	$1,625

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Non cash transactions
Issuance of common stock in connection
with recapitalization	$-	$-	$2,202
Cumulative effect of change in accounting
principle on convertible notes	$-	$-	$(49,541)
Accounts payable write down	$-	$-	$652,505

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIAL CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

Basis of Presentation

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended June 30, 2012 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the nine month period ended March 31, 2013 are not necessarily indicative of the results for the full fiscal year ending June 30, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.    Cash and cash equivalents were $1,625 and $15,261 as of March 31, 2013 and June 30, 2012.

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

Advertising Costs

No advertising costs were incurred for the three months ending March 31, 2013 and 2012.

Research and Development

The Company follows ASC Topic 730, “Accounting for Research and Development Costs” and expenses research and development costs as incurred.  Research and development costs were $12,804 and $2,706 for the three months ended March 31, 2013 and 2012, respectively.

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

For the three months ended March 31, 2013, $624,707 was recognized in additional compensation expense related to the issuance of 14,540,588 shares to employees who elected to convert accrued salaries into common stock.  $538,540 of compensation expense had previously been recognized as services were performed and expense accrued.

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

For the three months ended March 31, 2013, $50,000 was recognized as expense for public relations consulting which was paid by issuing 4,500,000 shares of common stock.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of March 31, 2013 and June 30, 2012, respectively.

Earnings Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of March 31, 2013 and June 30, 2012, there were no common stock equivalents or options outstanding.

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

ASC 820, “Fair Value Measurements and Disclosures”,  defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
●
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

●	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of March 31, 2013.

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

 Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  We have valued the convertible note that contains down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of July 1, 2009 and March 31, 2013.   The fair value of the derivatives as of July 1, 2009 upon implementation of ASC 815-40-15 was estimated by management to be $495,912.  As part of implementing ASC 815-40-14 the Company decreased the accumulated deficit by $162,643 and decreased additional paid in capital by $212,184 and increased the discount on the convertible debenture by $446,371.  The adjustment to the accumulated deficit was a result of the interest expense recorded in connection with the original derivative liability and the reversal of prior amortization expense, and the change in fair value of the derivative liability as of July 1, 2009.

As of March 31, 2013
Fair Value Measuring Using

	Carrying Value	Level 1	Level 2	Level 3	Total
Derivatives Liability	$261,000	-	-	261,000	$261,000

Total Derivatives Liability	$261,000	-	-	261,000	$261,000

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first nine months of fiscal year 2013:

	Fair Value
	Measurements
	Using Level 3
	Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of July 1, 2011	$1,223,000	$1,223,000
Total Gains or Losses (realized/unrealized) Included in Net Loss	(962,000)	(962,000)
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-

Balance as of June 30, 2012

Ending Balance at March 31, 2013	$261,000	$261,000

Note 4. Related party transactions

The Company expensed management fees to the CEO / major shareholder as well as other related party executives of $807,727 and $843,405 respectively in the nine months ended March 31, 2013 and the year ended June 30, 2012.  The Company was not able to pay the some of these fees, as a result the accrued liabilities related party was $1,784,122 and $1,108,945 respectively as of March 31, 2013 and June 30, 2012.

During the nine months ended March 31, 2013 the Company recorded $8,640 of rent expense for the use of executive office space in the home of the CEO / major shareholder, $nil was paid and $8,640 was accrued.

Note 5.  Equity

Common Stock

The Company has 400,000,000 authorized shares of common stock, $0.001 par value per share outstanding ("Common Stock").  As of March 31, 2013, 163,614,395 shares were issued and outstanding.

In July 2012 the Company issued 343,750 shares of common stock at a price of $0.08 per share in exchange for cash totaling $27,500.

In September 2012 the Company issued 125,000 shares of common stock, at a price of $0.08 per share, in exchange for cash totaling $10,000.

In September 2012 the Company issued 561,729 shares of common stock to pay accrued interest of $30,333 for the three month period ended September 1, 2012.

In the period from October 2012 to December 2012, the Company issued 7,820,000 shares of common stock, at a price of $0.025 per share, in exchange for cash totaling $195,000.

In November 2012, the Company issued 3,000,000 shares of common stock at $0.04 for investor relations services totaling $120,000 which will be provided for a 6-month period starting January 2013.

In November 2012, the Company issued 4,300,000 shares of common stock in exchange for marketing and growth strategy consulting services totaling $172,000.  The services will begin in March 2013 for a duration of 8 months.

In December 2012 the Company issued 585,586 shares of common stock to pay accrued interest of $30,333 for the three month period ended December 1, 2012.

In the period from January 2013 to March 2013, the Company issued 7,190,625 shares of common stock at prices between $0.025 and $0.06 per share for cash totaling $220,000.

In January 2013 the Company issued 14,540,589 shares of common stock to pay accrued salaries of $538,540 which were earned in the fiscal year ended June 30, 2012.

In March 2013 the Company issued 452,490 shares of common stock to pay accrued interest of $30,000 for the three month period ended March 1, 2012.

Note 6.  Commitments and Contingencies

Contingencies

Certain default clauses related to the various agreements discussed in Item 2 (Management’s Plan of Operation) would result in a change of control of the board of directors.  Certain debt holders would have the option to appoint independent members to the board under such default.

Note 7. License Agreement - Work-Study Arrangements

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

Note 8. Employment agreements

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

Note 9.  Warrants

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

Note 10.  Convertible Debt

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of the Company (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000.  Each Debenture has a term of three years maturing on November 4, 2011, which was recently extended to November 4, 2013, bears interest at the rate of 8% per annum and is prepayable by the Company at any time without penalty, subject to the Debenture holders’ conversion rights. Each Debenture is convertible at the option of each Lender into the Company’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”), currently at a conversion price of $.12 per share (the “Conversion Price”).  The Registration Rights Agreement requires the Company to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event the Company fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale. The Debentures are secured by the assets of the Company and are guaranteed by Solterra as the Company’s subsidiary. In the event the Debentures are converted in their entirety, the Company would be required to issue an aggregate of 12,500,000 shares of the Company’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company’s Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction.   We also entered into a Standstill Agreement with the Debenture Holders effective June 1, 2009 which was amended and expired on December 1, 2009.   At the time the Standstill Agreement expired, the Company did not have an effective registration statement, registering the resale of all Registrable Securities as required by the Registration Rights Agreement. Nevertheless, management believes that no such registration statement was then or is currently required to be filed with the Securities and Exchange Commission as management believes that all securities of the Company held by the Debenture Holders are saleable pursuant to Rule 144 without volume restriction or other limitations on sale, so long as the Debenture Holders are not affiliated parties of the Company.

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

Note 11. Subsequent events

In May 2013, the Company offered a private placement with a maximum offering amount of $275,000. The funds from the private placement are to be used exclusively to build a wet lab, suitable for development and sample production of tetrapod quantum dots. The subscription was offered at a price of $0.12 per share with matching warrants exercisable at $.12 per share through April 30, 2015. Certain executive officers of the Company at no additional cost to investors agreed to transfer from their personal holdings, additional shares of Common Stock to each investor to bring down the effective purchase price to $.06 per share and in the event of conversion of said warrants, to bring down the effective warrant exercise price to $.06 per share.

The subscription agreement also states that once $100,000 had been successfully raised by the offering, the funds would be released to the company to begin development of the wet lab. As of the date of the filing of this Form 10-Q, the aggregate amount raised is approximately $181,000. Production of the wet lab has started and is being built in San Marcos, Texas.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended March 31, 2013 have been included.

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

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of the Company (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000.  Each Debenture has a term of three years maturing on November 4, 2011, which was recently extended to November 4, 2013, bears interest at the rate of 8% per annum and is prepayable by the Company at any time without penalty, subject to the Debenture holders’ conversion rights. Each Debenture is convertible at the option of each Lender into the Company’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”), currently at a conversion price of $.12 per share (the “Conversion Price”).  The Registration Rights Agreement requires the Company to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event the Company fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale. The Debentures are secured by the assets of the Company and are guaranteed by Solterra as the Company’s subsidiary. In the event the Debentures are converted in their entirety, the Company would be required to issue an aggregate of 12,500,000 shares of the Company’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company’s Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction.   We also entered into a Standstill Agreement with the Debenture Holders effective June 1, 2009 which was amended and expired on December 1, 2009.   At the time the Standstill Agreement expired, the Company did not have an effective registration statement, registering the resale of all Registrable Securities as required by the Registration Rights Agreement. Nevertheless, management believes that no such registration statement was then or is currently required to be filed with the Securities and Exchange Commission as management believes that all securities of the Company held by the Debenture Holders are saleable pursuant to Rule 144 without volume restriction or other limitations on sale, so long as the Debenture Holders are not affiliated parties of the Company.

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

-
Become the first bulk manufacture of high quality tetrapod quantum dots and the first solar cell manufacturer to be able to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, South America, Europe the Middle East and Asia.

-
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

-
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

-
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

Liquidity and Capital Resources

At March 31, 2013 the Company had a working capital deficit of $3,822,289 with total current assets of $1,625 and liabilities of $3,823,914.  Approximately $1,784,122 of these liabilities are owed to our officers, directors and employees for services rendered and expenses not reimbursed through March 31, 2013.  The Company has been in the development stage since inception.  As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture as well as advances from a director shareholder and employees’ wages being partially or fully accrued but not paid.

As of March 31, 2013, the Company lacks sufficient cash continues to incur losses in its development stage operations.  In the past, the Company has been relying on loans from its Chief Executive Officer resulting from private sale transactions of our common stock that is owned by him.  The Company has also relied on various universities to perform work and to provide U.S. licensing rights under business agreements.   The Company is in arrears in payments related to these business agreements.  The company also owes $1,784,122 in back wages and salaries; employees and consultants have agreed to defer payment of the wages and fees owed to them.   Currently, the Company is seeking additional financing; however, no definitive agreements for additional financing have been received and the Company cannot provide any assurance that additional funding will be available to finance our operations on terms acceptable to us, if at all, in order to support our plan of operations.  If we are unable to achieve the financing necessary to continue our plan of operations, then our stockholders may lose their entire investment in the Company.  See "Notes to Financial Statements."

Cash was used in operating activities of $466,636 for the nine months ended March 31, 2013.  This is a result of a net loss of $2,599,859 partially offset by non-cash items including stock issued for debenture interest $111,774, stock issued for services of $292,000, options issued for services of $181,542, stock issued for accrued liabilities of related parties of $538,540, as well as change in accounts payables and accrued liabilities of $53,820, change in accrued liabilities related parties $637,992, and a change in fair value of warrants and embedded conversion feature of $85,000.  Cash flows from financing activities during the nine months ended March 31, 2013 were $453,000 which consisted of $453,000 from the proceeds of the sale of common stock. This resulted in a decrease in cash for the period of $13,636 and cash on hand at the end of the period of $1,625.

Cash used in operating activities for the nine months ended March 31, 2012 was $279,617. This is a result of a net loss of $1,406,155 partially offset by non-cash items including stock issued for debenture interest $110,680, as well as change in accounts payables and accrued liabilities of $51,753, change in accrued liabilities related parties $383,695, change in fair value of warrants and embedded conversion feature of $(592,000), amortization of convertible debenture discount of $591,595 and amortization of deferred finance cost of $36,167.  Cash flows from financing activities during the nine months ended March 31, 2012 were $280,000 which consisted of $280,000 from the proceeds of the sale of common stock.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2013, the Company had not yet achieved profitable operations, had accumulated losses of $14,066,896 (since its inception), and had a working capital deficit of $3,822,289.  The company  expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and substantial additional financing during fiscal 2013 to maintain its development stage operations. The Company is exploring all reasonable avenues of financing at this time, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all. In this respect, see “Note 1” in our notes to the consolidated financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

Results of operations – Three Months Ended March 31, 2013 and 2012

General and administrative expenses

During the three months ended March 31, 2013 the Company incurred $1,379,103 of general and administrative expenses a increase of $618,838 from the $760,265 recorded for the three months ended March 31, 2012.  The increase in general and administrative expenses was primarily due to an increase in remuneration of staff of $1,029,255.

Included in the expenses for the current three months ended March 31, 2013 were remuneration of staff $1,029,255, legal and audit of $29,882, travel expense of $36,258, corporate expense of $15,815, and amortization of furniture and equipment of $342.  This compares to the three months ended March 31, 2013 which included remuneration of staff $175,728, legal and audit of $15,500, travel expense of $15,068, corporate expense of $6,395 and amortization of furniture and equipment of $1,163.

 Research and development expenses.

Research and development expenses of $12,804 were incurred in the three months ended March 31, 2013, compared to $2,706 in the three months ended March 31, 2012.  The increase is the result of an increase in patents of $10,804.

Amortization of convertible debenture discount

The convertible debenture discount of $1,500,000 was amortized over the 36 month term of the debenture using the effective interest method.  The debenture was issued on November 4, 2008.  Amortization recorded for the three month period ended March 31, 2013 and 2012 was $nil and $nil, respectively.  The amortized balance of the discount at March 31, 2013 is $nil resulting in the convertible debenture value on the balance sheet net of the discount $1,500,000.

Amortization of deferred finance cost

This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost was amortized using the effective interest method over the thirty-six month life of the debenture.  Amortization expense for the three months ended March 31, 2013 and 2012 was $nil and $nil, respectively.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008.

In March 2012 the Company issued 452,490 shares of common stock to pay accrued interest of $30,000 for the three month period ended March 1, 2012.

Interest expense recorded for the three months ended March 31, 2013 was $37,511 compared to $37,926 in the three month period ended March 31, 2012.

According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.  In the three months ended March 31, 2013 the Company issued 452,490 shares of the Company’s restricted Common Stock to pay $30,000 of accrued interest payable.  As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  However the timing of the shares being issued resulted in the share value being less than the interest paid therefore a decrease in interest expense was recorded of $7,511 for the period.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the three months ended March 31, 2013 and 2012 was a decrease of $185,000 and a decrease of $123,000, respectively, decreasing the fair value of embedded conversion feature liability from $346,000 to $261,000.

Cash Flow

During the three months ended March 31, 2013, cash was used in operations of $528,548.  During this period the Company received proceeds from financing activities of $500,449.  These changes resulted in a decrease of $28,099 in the cash position for three months ended March 31, 2013.  The opening cash at January 1, 2013 was $29,724 and the closing balance at March 31, 2013 was $1,625.

Results of operations – Nine Months Ended March 31, 2013 and 2012

General and administrative expenses

During the nine months ended March 31, 2013 the Company incurred $2,340,292 of general and administrative expenses an increase of $1,359,585 from the $1,240,284 recorded for the nine months ended March 31, 2012.  The increase in general and administrative expenses was primarily due to an increase in remuneration of staff of $1,252,834, which included expense for warrants issued in lieu of bonuses.

Included in the expenses for the current nine months ended March 31, 2013 were remuneration of staff $1,792,967, legal and audit of $72,692, travel expense of $87,155, corporate expense of $42,536, and amortization of furniture and equipment of $1,160.  This compares to the nine months ended March 31, 2012 which included remuneration of staff $1,079,751, legal and audit of $57,760, travel expense of $54,032, corporate expense of $21,429, other professional fees of $2,438, and amortization of furniture and equipment of $2,253.

 Research and development expenses.

Research and development expenses of $18,804 were incurred in the nine months ended March 31, 2013, compared to $16,650 in the nine months ended March 31, 2012.  The increase is the result of an increase in patent expense of $10,523, a decrease in manufacturing of $5,698, and a decrease in royalties of $2,671.

Amortization of convertible debenture discount

The convertible debenture discount of $1,500,000 was amortized over the 36 month term of the debenture using the effective interest method.  The debenture was issued on November 4, 2008.  Amortization recorded for the nine month period ended March 31, 2013 and 2012 was $nil and $36,167, respectively.  The amortized balance of the discount at March 31, 2013 is $nil resulting in the convertible debenture value on the balance sheet net of the discount $1,500,000.

Amortization of deferred finance cost

This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized using the effective interest method over the thirty-six month life of the debenture.  Amortization expense for the nine months ended March 31, 2013 and 2012 was $nil and $36,167, respectively.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008.

In March 2013 the Company issued 452,490 shares of common stock to pay accrued interest of $30,000 for the three month period ended March 1, 2013.

In the nine months ended March 31, 2013 the Company issued 1,599,805 shares of common stock to pay accrued interest of $90,667 for the nine month period ended March 1, 2013.

Interest expense recorded for the nine months ended March 31, 2013 was $113,374 compared to $110,680 in the nine month period ended March 31, 2012.

According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.  In the nine months ended March 31, 2013 the Company issued 1,599,805 shares of the Company’s restricted Common Stock to pay $90,667 of accrued interest payable.  As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  However, the timing of the shares being issued, resulted in the share value being less than the interest paid; therefore, an increase in interest expense was recorded of $22,707 for the period.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the nine months ended March 31, 2013 and 2012 was a decrease of $85,000 and a decrease of $592,000, respectively, decreasing the fair value of embedded conversion feature liability from $1,223,000 to $261,000.

Cash Flow

During the nine months ended March 31, 2013, cash was used in operations of $746,982.  During this period the Company received proceeds from financing activities of $733,346.  These changes resulted in an decrease of $13,636 in the cash position for nine months ended March 31 2013.  The opening cash at June 30, 2012 was $15,261 and the closing balance at March 31, 2013 was $1,625.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members, no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, management controlled by a small group and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

For a full discussion of our controls and procedures, please refer to Item 9, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	From July 1, 2012 to March 31, 2013, we had the following sales of unregistered Common Stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

July 2012	Common Stock	343,750	$27,500 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2012	Common Stock	125,000	$10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2012	Common Stock	561,729	Shares issued in exchange for $30,333 of interest through September 1, 2012	Section 4(2); and/or Rule 506	Not applicable.

October 2012	Common Stock	3,320,000	$83,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

November 2012	Common Stock	1,000,000	$25,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

November 2012	Common Stock	3,000,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

November 2012	Common Stock	4,300,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

December 2012	Common Stock	3,500,000	$87,500 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

December 2012	Common Stock	585,586	Shares issued in exchange for $30,333 of interest through December 1, 2012	Section 4(2); and/or Rule 506	Not applicable.

January 2013	Common Stock	14,540,589	Shares issued in exchange for $538,540 of accrued salaries as of June 30, 2012	Section 4(2); and/or Rule 506	Not applicable.

January 2013	Common Stock	137,400	Shares issued in exchange for $4,122 of services through June 30, 2012	Section 4(2); and/or Rule 506	Not applicable.

January thru March 2013	Common Stock	5,190,625	$175,415 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

March 2013	Common Stock	452,490	Shares issued in exchange for $30,000 of interest through March 1, 2013	Section 4(2); and/or Rule 506	Not applicable.

(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the nine months ended March 31, 2013, there were no repurchases by the Company of its Common Stock.

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

10.5	Consulting Agreement between Steven Posner, Oceanus Capital and the issuer (incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2009 filed November 12, 2009).

10.6	Consulting Agreement between Sound Capital Inc and the issuer dated November 12, 2009 (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2009).

10.7	License Agreement between The University of Arizona and the issuer dated July 2009. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2009)

10.8	Agreement to amend the maturity date of the 8% Senior Secured Convertible Debenture to November 4, 2012.

21.1	Subsidiaries of Registrant listing state of incorporation (incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2009 filed on November 12, 2009).

31(a)	Rule 13a-14(a) Certification – Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification – Principal Financial Officer *

32(a)	Section 1350 Certification – Principal Executive Officer *

32(b)	Section 1350 Certification – Principal Financial Officer *

101.SCH	101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	101.PRE	Presentation Linkbase *
______________
*  Filed herewith.

SIGNATURES

QUANTUM MATERIALS CORP.

May 15, 2013	By:	/s/ Stephen Squires
Stephen Squires,
Principal Executive Officer

May 15, 2013	By:	/s/ Chris Benjamin
Chris Benjamin,
Principal Financial Officer