Form 10-K
period 2013-06-30
QUANTUM MATERIALS CORP.
filed 2013-10-15
CIK 1403570

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ____ to ___

Commission File Number:  0-52956

                  QUANTUM MATERIALS CORP.
(Exact name of Registrant as specified in its charter)

Nevada	20-8195578
(State of jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3055 Hunter Road, San Marcos, TX	78666
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(214) 701-8779

12526 Scott Drive, Kingston, OH	73439
(Former address of principal executive offices, if changed since last report)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

As of December 31, 2012, of the 140,849,952 outstanding shares of Common Stock,the number of shares held by non-affiliates was approximately 116,700,000 shares with a market value of $10,503,000 based upon a last sale for our Common Stock of $.09 as of the close of business on December 31, 2012.

As of October 9, 2013, the issuer had 182,988,347 shares of common stock, $0.001 par value per share outstanding.

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

PART I

Item 1.  Business

Introduction

Quantum Materials Corp. (OTC:QTMM) (“QMC”) is a nanotechnology company specializing in the design, development, production and supply of tetrapod quantum dots (“TQDs”), a high performance variant of quantum dots, for a range of applications in the life sciences, optoelectronics, photovoltaics, lighting, security ink and sensor sectors of the market. QMC owns 100% of Solterra Renewable Technologies, Inc. (“Solterra”), an operating subsidiary that is focused on the photovoltaic (solar cell) market.  For convenience, the term “Company” is used to refer to both QMC and Solterra unless the context otherwise requires.

Quantum dots are tiny nanoparticles of a semiconductor material which emit light, or fluoresce, when excited with energy. The color of light emitted varies depending on the size of the quantum dot so that photonic emissions can be tuned by the creation of quantum dots of different sizes. Their unique properties as highly efficient, next generation semiconductors have led to the use of quantum dots in a range of electronic and other applications, including in the biomedical, display and lighting industries. Quantum dots also have applications in solar cells, where their characteristics enable conversion of light energy into electricity, with the potential for significantly higher efficiencies and lower costs than existing technologies, thereby creating the opportunity for a step change in the solar energy industry through the use of quantum dots in printed photovoltaic cells.

Quantum dots were first discovered in the early 1980’s and the industry has developed to the point where quantum dots are now being used in an increasing range of applications, including the television and display industries, the light emitting diode (“LED”) lighting industry and the biomedical industry. Sony, for example, has recently launched its first televisions using quantum dots to enhance the picture quality and power efficiency of its products, a number of major lighting companies are developing product applications using quantum dots to create a more natural light for LEDs, the biomedical industry is using quantum dots in diagnostic and therapeutic applications, and applications are being developed to “print” highly efficient photovoltaic solar cells in mass quantities at low cost.

According to a recent market research report, “Quantum Dots (QD) Market - Global Forecast & Analysis (2012 - 2022)” published in May 2012 by MarketsandMarkets (http://www.marketsandmarkets.com), the total market for quantum dots is expected to reach $7.48 billion by 2022, at a compound annual growth rate (CAGR) of 55.2% from 2012 to 2022. The key challenge for the quantum dot industry will be its ability to scale up production volumes sufficiently to meet growing demand for quantum dots while maintaining product quality and consistency and reducing the overall costs of supply to stimulate new applications. Quantum dots remain an extremely expensive commodity, with high cost small batch production processes constraining growth.

The Company has the exclusive license to a patented chemical process that permits it to produce high performance, heavy metal-free TQDs using a lower cost and environmentally friendly solvent for greater manufacturing flexibility.  The Company has developed a proprietary method that it believes will allow it to mass produce consistent quantities of TQDs in a continuous process at lower costs than other existing processes, and has filed a provisional patent application on same. It also has the exclusive license to a patented screen printing technique for manufacture of quantum dot enhanced electronic displays and other electronic components. The Company believes that these three proprietary technologies position the Company to become a leader in the overall quantum dot industry, and a preferred supplier of high performance tetrapod quantum dots to an expanding range of applications.

History of the Company

QMC was formed in January, 2007, as a Nevada corporation under the name “Hague Corporation” and its shares began trading in the over the counter market in the first quarter of 2008. The original business of Hague Corporation was the exploitation of mineral interests.

Solterra, a Delaware corporation formed in May, 2008, by Mr. Stephen Squires (present Chief Executive Officer of QMC) and other shareholders, was founded to develop quantum dot applications in the solar cell industry. Solterra was acquired by Hague Corporation in November, 2008, pursuant to a merger transaction wherein the shareholders of Solterra exchanged their shares of common stock in Solterra for shares of common stock in Hague Corporation, and Solterra became a wholly-owned operating subsidiary of Hague Corporation. Upon the closing of the merger, Hague Corporation changed its business from the exploitation of minerals to the development of a quantum dots, and subsequently changed its name to “Quantum Materials Corp.” in 2010.

Shortly after formation, Solterra began to develop its solar cell business by licensing technology key to its business.  In August 2008, Solterra was granted a license to develop, manufacture and exploit TQDs by William Rice Marsh University (“Rice“) of Houston, Texas, and in September 2011, the license was amended (the “Solterra Rice License”) and a new license was entered into between Rice and QMC (the “QMC Rice License”)(together with the Solterra Rice License, the “Rice Licenses“).The Rice Licenses grant to QMC and Solterra, respectively, the right to exploit a simplified and cost effective synthesis process for the production of TQDs of high quality and uniformity, which was invented in the Rice laboratory of Dr. Michael Wong, currently a director of QMC. Under the Rice Licenses, Solterra and QMC have been granted exclusive rights to develop, manufacture, market and exploit TQDs for photovoltaic applications (in the case of Solterra) and for electronic and medical applications (in the case of QMC). In October, 2008, Solterra also entered into a license agreement (the “UA License”) with the University of Arizona under which Solterra has been granted exclusive rights to use University of Arizona’s patented screen printing techniques in the production and sale of organic light emitting diodes incorporating quantum dots in printed electronic displays and other printed electronic components. This technology was developed at University of Arizona by Dr Ghassan Jabbour, also a director of QMC, and will be sub-licensed to QMC for utilization in its business.

Also in 2010, Solterra entered into an agreement with a third party provider of industrial process equipment to develop a proprietary process for continuous production of quantum dots under which Solterra retained all ownership and rights to the design and any related intellectual property. The initial development and pilot testing has been completed, a provisional patent application on the process has been filed and is pending, and the Company is in discussions regarding the purchase of two initial equipment units – one lower capacity unit primarily for internal research and development purposes, and one higher capacity unit for initial commercial production of TQDs. In the Company’s opinion, the design of this manufacturing process will uniquely position the Company to scale up and mass produce TQDs for commercial sale, allowing it to readily meet further increases in volume demand by simply adding additional equipment units to its manufacturing line. The Company is in the process of arranging the capital necessary to order the two initial units for its proposed manufacturing facility (as discussed in more detail below).

The Rice Licenses and the UA License, together with the proprietary manufacturing process, comprise the fundamental asset platform of the Company. Assuming the Company is successful in obtaining appropriate funding for the launch of an initial commercial production facility and for its continuing operations, the Company believes that this technology platform positions it to compete effectively in the global quantum dot production and supply market.

Business Accomplishments

            The following is an outline of the business accomplishments of the Company since July 2010:

•	Developed a process and produced sample quantities of dual emission and extremely narrow emission Tetrapod Quantum Dots (TQDs)

•	Established a new laboratory facility for research, development and initial production (“Wet Lab”) in Texas and negotiated a collaboration with Texas State University

•	Developed and produced sample quantities of heavy metal-free TQDs

•	Completed pilot testing of the design of the proprietary manufacturing process to produce TQDs

•	Filed a provisional patent application for the proprietary process

•	Completed pilot testing of the manufacturing process’ ability to achieve a run-rate production of 30 grams per week of TQDs

•	Successfully developed a production process and shelling techniques that produce extremely high quantum yield TQDs for potential applications in the life science, display and lighting markets

•	Developed and produced samples for a variety of potential customers covering a range of applications

•	Negotiated rights to sub-license technologies licensed from Rice University

•	Re-negotiated the Rice License to modify minimum royalty payment dates and extend certain milestone dates

•
Developed a technique for the controlled growth of the arms and legs of the TQDs in order to ensure consistency of length, width and aspect ratio between length and width (Management believes this size control can provide superior charge transfer in electronic applications)

•	Achieved measurable improvement in conversion efficiency of the Company’s TQD based solar cell

•	Recognized by Frost & Sullivan and awarded 2012 North American Advanced Quantum Dot Manufacturing Enabling Technology Award

•	Identified and initiated negotiations with several national laboratories and universities to license additional intellectual property relating to a range of quantum dot processes and applications

•	Negotiated a memorandum of understanding to establish TQD and solar cell production in the Kingdom of Saudi Arabia

•	Negotiated and consummated an alliance agreement with Nanoaxis for the joint development of nanobio products with initial focus on invitro diagnostic kits and drug delivery technologies using TQDs

•	Negotiated a memorandum of understanding to establish TQD and solar cell production in India

The Company can provide no assurances that its accomplishments to date will result in the grant of patents for proprietary processes or result in future sales and/or profitable operations.  See "Risk Factors."

Previously, the Company’s principal business emphasis was on the development of TQDs for solar cell applications through Solterra. Over the past year, the solar cell market has become increasingly volatile, with prices eroding due to the influx of subsidized products from abroad.  Although the Company still intends to complete the development of its TQD solar cell technology and attempt to bring a competitive product to market, it has decided not do so in the current environment. The Company intends to wait until it can produce solar cells with sufficiently high conversion efficiency that, when combined with its low cost proprietary manufacturing process, will result in a product capable of producing energy at a cost per watt significantly below existing solar cell technology and competitive with non-renewable energy sources such as natural gas. In the meantime the Company has experienced a significant increase in interest in its materials and technologies for other applications such as life sciences, displays and lighting. Management believes that these markets present the best near term opportunities for the Company’s exploitation of its TQDs on a commercial scale. The Company will continue to pursue the solar cell market along with other energy uses for TQDs, but as indicated above, it has implemented a more balanced approach that addresses the potential demand for high performance TQDs in the other emerging markets. See “Major Market Segments” below.

Industry Overview

The Product: Quantum Dots

Quantum dots are nanoparticles of a semiconductor material, typically between 2 and 10 nanometers (a billionth of a meter) in diameter or mean dimension, which emit light fluorescence or electrons when excited with energy. Emission or absorption wavelength can be tuned by the creation of quantum dots of different sizes. The smaller the quantum dot, the closer it is to the blue end of the spectrum, and the larger the quantum dot, the closer it is to the red end of the spectrum. The unique physical properties of quantum dots exist as electrons within the quantum dot are confined to a very small space which makes them subject to certain “quantum” effects.  These qualities are driving demand for quantum dots as a performance and efficiency enhancing next generation engineered material, and have led to the use of quantum dots in a range of electronic and other applications, including in the optoelectronic (display), lighting and life sciences industries.

Quantum dots also have applications in solar cells, where their characteristics enable conversion of light energy into electricity, with the potential for significantly higher efficiency (up to 2X) resulting in a lower cost per watt of energy produced when compared with existing technologies. Use of quantum dots in solar cells creates the opportunity for a step change in efficiency and performance in printed photovoltaic cells.

Quantum dots were first discovered in the early 1980’s, by Alexei Ekimov and independently by Louis E. Brus. Following their discovery, other scientists and researchers have developed a deeper understanding of quantum dots and their potential uses, and the industry has continued to develop. Due to their high cost and limited availability, quantum dots have primarily found applications in the life sciences field where they are used to enhance the optical and targeting performance in diagnostic assays. Improved manufacturing techniques are expected to lower costs and increase the availability of quantum dots for applications across a broader range of industries, including solar cells, displays, lighting, security inks and sensors.

A high performance variant of quantum dots is tetrapod quantum dots (TQDs) that have material advantages over standard spherical quantum dots (“SQDs”), including brighter color emissions, greater purity, emissions in more than one color (“dual emissions”)  and the need to employ less volume of quantum dot material in most applications. TQDs have a molecular configuration consisting of a center portion and four arms extending from the center that are equally spaced in three dimensions.  TQDs can be used in virtually every application in which SQDs have been applied, and their unique architecture and shape promote more uniform distances between the dots, eliminating  the problem of aggregation (the tendency of SQDs to clump together and in effect “short out”) which degrades the SQD emissions and effectiveness. But TQDs are more costly and difficult to produce in quantity using known methods, with the exception of the Company’s proprietary chemical process technology licensed exclusively to it under the Rice Licenses.  The Company’s proprietary chemical process for creating TQDs uses lower cost and environmentally benign solvents (which are not toxic, corrosive or volatile) that nevertheless permit greater control for enhanced materials uniformity (>98% acceptable product per batch vs. <50% under other methods), reducing post-production reprocessing costs to attain requisite quality levels. The Company can manufacture cadmium-free TQDs as easily as cadmium based TQDs, so its TQDs are readily adaptable to applications that specify the absence of heavy metals. Thus both the Company’s heavy metal-free TQDs and its unique manufacturing process are the most environmentally responsible in the industry.

How Quantum Dots are Produced

Quantum dots are produced using four basic methods:

Colloidal synthesis:  Growth of quantum dots from precursor compounds dissolved in solutions, much like traditional chemical processes.  This manual batch process requires careful control of temperature, mixing and concentration levels of precursor materials. Precise control must be maintained uniformly throughout the solution otherwise non-uniform, irregular quantum dots are produced. Due to their very small size it is extremely difficult if not impossible to segregate the quantum dots by size once they have been produced and a conglomeration of varied size quantum dots are not capable of producing the unique features that are required in most applications.

Prefabricated seed growth:  Quantum dots are created from chemical precursors in the presence of a molecular cluster compound under conditions whereby the integrity of the molecular cluster is maintained and acts as a prefabricated seed template.  This manual batch method can produce reasonable quantities of quantum dots, but can take significant capital resources to achieve significant volume and still results in low yields, typically less than 50%.

Bacterial or viral synthesis:  Formation of quantum dots from specific organisms that recognize specific semiconductor base materials and through uptake and process can produce highly uniform quantum dots.  This batch method has certain limits on quantum dot shape and composition and remains very labor intensive thus difficult to scale.

Company’s proprietary continuous process method: Unlike the three processes above, the Company has developed a proprietary (patent pending) continuous process manufacturing technique to produce TQDs that has the potential to overcome the cost and performance challenges presented by other manufacturing methods. The patented chemistry of the Company’s process eliminates conventional solvents and substitutes cheaper solvents that are not toxic, corrosive or volatile, thus enabling a significant reduction in the overall temperature required for manufacturing and eliminating any gassing of the solvents. The significant reduction in the manufacturing temperature and elimination of gassing enabled the Company to develop a proprietary manufacturing technology that also eliminates the creation of hazardous wastes in the production process. By using these solvents, the Company was also able to improve the manufacturing yield of its TQDs significantly. The Company believes that these increases in the quantum dot yields and the use of cost-efficient continuous manufacturing techniques will enable the Company to scale production more readily (by simply adding more equipment units to its manufacturing line), thus reducing the produced cost of the TQDs significantly compared to current quantum dot manufacturing methods. Note that the Company can also produce small quantities of its TQDs using a batch process employing the chemistry and other techniques under the Rice Licenses, and has done so for sample development purposes.

Market for Quantum Dots

According to a recent market research report, “Quantum Dots (QD) Market - Global Forecast & Analysis (2012 - 2022)” published in August 2012 by MarketsandMarkets (http://www.marketsandmarkets.com), the total market for quantum dots is expected to reach $7.48 billion by 2022, at a CAGR of 55.2% from 2012 to 2022. The global market for quantum dots, which in 2010 was estimated to be $67 million in revenues, is projected to grow over the next 5 years at a CAGR of 58.3%, reaching almost $670 million by 2015, a tenfold increase. Following the initially modest revenues generated by standalone colloidal quantum dots—primarily serving the life sciences, academic, and other industrial research and development (R&D) communities—within the next 2 years several significant product launches are expected. The biggest growth sectors are forecast to be in optoelectronics, solar energy, optics and electronics, adding to the growth already established in the life sciences sector. Specific quantum dot-based products are expected to include lasers, sensors, flash memory, lighting and displays, second and third-generation solar panels, security deterrents, and several enhancements to portable devices.

Quantum dots remain an extremely expensive commodity, with costs in the range of $3,000-$10,000 per gram. The price of quantum dots is directly affected by the high cost of producing quantum dots in relatively small batch quantities.  As with other nanomaterials, these relatively high prices have been supported by favorable performance of the quantum dots at very low concentrations. Prices for quantum dots are expected to moderate over time as greater production efficiencies are discovered and implemented, resulting in higher volumes. This is expected to support greater adoption of quantum dots for use in end products and further support the growth of the quantum dot market. Under current production methods, rigorous processing has been required from batch method synthesis to produce a consistently pure and tightly size-controlled quantum dot product. To significantly grow the market, the industry will need to achieve much lower production costs for quantum dots, while maintaining strict control over quality and uniformity.

Major Market Segments

Life Sciences.  The life sciences industry is one of the early areas for adoption of quantum dot technology, especially for “stand-alone” quantum dots used in fluorescent markers in diagnostic and therapeutic applications. This includes the use of quantum dots for marking (illuminating) particular cell types or metabolic processes for understanding diseases and conditions as well as the use of quantum dots to act as delivery agents for drug treatments or therapy for a wide range of ailments. The fluorescent qualities of quantum dots provide an attractive alternative to traditional organic dyes in bio-imaging procedures and are able to image a number of different color wavelengths simultaneously. Quantum dots are able to withstand irradiation from high powered microscopes for longer periods than organic dyes, and have been widely adopted in the bio-imaging sector. Applications in the life sciences field are expected to further increase as quantum dot performance vs. conventional fluorescing material and organic dyes continues to be proven. Quantum dots offer a host of benefits when compared to organic fluorophores such as biological dyes, including:

•	Increased photo-stability
•	Longer shelf life
•	Resilience to photo bleaching
•	Increased sensitivity
•	Narrow emission peaks
•	Broad excitation profile
•	Multiplexing capability

QMC is currently the only company capable of producing highly uniform tetrapod quantum dots. In addition QMC has developed the technology required to produce TQDs with very narrow emission peaks as well as TQDs with dual emissions. Both of these features are highly desirable for a broad range of life science applications.  Management believes its licensed patented chemistry and proprietary continuous production process will enable QMC to produce TQDs in volume and at a price point that will make them a very compelling choice for these applications.

Optoelectronics. This market is comprised principally of quantum dot displays (QDD) for televisions, computers, cell phones, PDAs and various other applications. A QDD provides better optical performance when compared to cathode ray tubes (CRT) and conventional liquid crystal displays (LCDs):

•	50 to 100 times more brightness in comparison with CRTs and LCDs
•	pure colors due to size tunability and narrow color-band frequency emission of the quantum dots
•	significant energy savings, with power consumption being 1/5th to 1/10th that of an OLED or LCD displays

Sony, for example, has recently launched its first televisions using quantum dots to enhance the picture quality and power efficiency of its products. It is expected that quantum dots may also be used to improve the performance of other optoelectronic devices and lasers and optical components used in telecommunications.

QMC is currently the only company capable of producing highly uniform tetrapod quantum dots. In addition, QMC has developed the technology required to produce TQDs with very narrow emission peaks as well as TQDs with high quantum yield (high brightness). Both of these features are highly desirable for a broad range of display applications. In Management’s experience, TQDs are far less likely to aggregate due to their unique shape. Aggregation typically leads to self-extinguishing of the quantum dots, resulting in loss of emissions. This resistance to aggregation by TQDs results in the need to use fewer quantum dots in optoelectronic applications to achieve the same performance levels. It also allows TQDs to achieve higher optical densities.   Management believes its licensed patented chemistry and proprietary continuous production process will enable it to produce TQDs in volume and at a price point that will make them a very compelling choice for these applications.

Lighting. In the lighting market, quantum dot LEDs have begun to be commercialized in 2013, with significant R&D occurring among manufacturers of solid-state lighting. While companies have launched quantum dot LED lamps, the current market for quantum dot LED lamps and the other lighting products is still very small. The Company believes quantum dot based lighting will be the best replacement for currently available compact florescent lighting (CFL)  and LED lighting, as quantum dot technology provides better efficiency and high power intensity, and the ability to tune the light spectrum to emit light that is the most pleasing and/or appropriate for the application.

As stated above, QMC is currently the only company capable of producing highly uniform tetrapod quantum dots.
In addition, QMC has developed the technology required to produce TQDs with very narrow emission peaks as well as TQDs with high quantum yield (high brightness). Both of these features are highly desirable for a broad range of lighting applications. For lighting applications, narrow emission peaks is a key feature that is necessary in order to produce a highly tuned light source. In Management’s experience, TQDs are far less likely to aggregate due to their unique shape. Aggregation typically leads to self-extinguishing of the quantum dots resulting in loss of emissions. This resistance to aggregation by TQDs results in the need to use fewer quantum dots in lighting applications to achieve the same performance levels. It also allows TQDs to achieve higher optical densities.  Management believes its licensed patented chemistry and proprietary continuous production process will enable it to produce TQDs in volume and at a price point that will make them a very compelling choice for these applications.

Solar Energy. Quantum dots are capable of producing energy from a broad spectrum of solar and radiant energy, including ultraviolet and infrared frequencies. They have conversion potentials of approximately twice that of conventional solar cells, and can be developed out of a variety of materials. Applications are being developed to “print” highly efficient photovoltaic solar cells in mass quantities at low cost.  Management believes that quantum dot solar cells and panels will be the next evolutionary development in the field of solar energy, and that commercialization will begin in 2014.

Management further believes that the increased conversion efficiencies of TQDs, its low cost continuous production method and the screen print technology obtained under the UA License will permit QMC’s subsidiary Solterra to offer solar electricity solutions that can compete on a non-subsidized basis with the price of retail electricity in key markets in North America, Europe, the Middle East and Asia.

Other applications.  Current and future applications of quantum dots may impact a broad range of other industrial markets. These potentially include computing and memory, improved thermoelectric components, security applications such as covert identification tagging, biohazard detection sensors and other uses. Quantum dots have the theoretical potential to enable batteries to increase charge capacity up to ten fold, reduce re-charge cycle time by half and double usable life by replacing the current graphite anodes with silicon quantum dots.

The Company intends to position itself to provide lower cost, higher volume, higher quality TQDs that will benefit from one or more of these potential market trends.

Business Development Overview

In the past year, the Company has entered into an increased number of non-disclosure agreements (“NDAs”) and sample supply agreements with a several product manufacturers in different industries as well as universities and independent research laboratories. In most cases, the NDAs with manufacturers are for exploring joint development of specific products in the liquid crystal display (LCD) and light-emitting diode (LED) industries, solid state lighting industry, life sciences and for quantum dot adaptable printing equipment and other new technologies. The focus of the Company is on those sectors of the market in which utilization of quantum dots will have a transformational effect on the quality of end use products and their performance. The Company believes that its advantages in delivery of high quality, high performance TQDs (utilizing the chemistry under the Rice Licenses), continuous production techniques (provisional patent application filed) and screen printing techniques (to which it has exclusive rights under UA License) make it an attractive supplier to these markets.

Solterra has taken certain initial steps to develop two solar pilot plants overseas, one in India and one in the Kingdom of Saudi Arabia. In both cases the Company has experienced delays in advancing from memoranda of understanding to binding contracts. The Company has been informed that these delays are largely attributable to difficulties in arranging the funding necessary to initiate these projects. In addition, the Indian project has experienced delays in gaining certain regulatory approvals.  There can be no assurance that either of these projects will advance beyond the present preliminary stage of development, or that they will result in any revenues or profits to the Company. See “Risk Factors.”

To maintain control of quantum dot production and quality, the Company’s preferred business relationship is a joint venture that evolves from a collaborative development effort where the parties agree to cooperate in the design and production of a range of new end products utilizing the Company’s TQDs and screen printing processes, with the other party contributing industry expertise and substantial marketing, distribution and sales capabilities. In most cases, the Company envisions that the industry joint venture party would provide the financial resources to underwrite the project. In some cases, the joint venture may need to seek outside financing for the commercialization phase of the project. In either case, the Company would continue to control the production of the TQDs for incorporation into the end products.

Alternatively, the Company may choose to license a manufacturer of end products to incorporate the Company’s TQDs into one or more specific products on an exclusive or non-exclusive basis. In some cases, it may be appropriate to dedicate an equipment unit to a single product line (for example, silicon nanocrystals for energy storage) for a single licensee, whether sited at the Company’s facilities or at the facilities of the licensee. In all cases, the license would contain provisions restricting the use of the Company’s technology and protecting its intellectual property.

In advancing these development activities, the Company follows a disciplined process to protect its intellectual property and foster collaborative arrangements. First, NDAs are entered into, followed by sample agreements. The Company then formulates, manufactures and supplies product samples to the counterparty’s specifications for evaluation and testing. If successful, this then leads to discussions on the form of a possible commercial relationship. Each step takes time, and the Company is increasing its sample production capacity to satisfy the backlog of requests for TQDs of different compositions. TQD sample production is currently accommodated through use of the lab facilities at Rice, Texas State University and the Company’s Wet Lab described below.

In seeking to expand its customer base, the Company’s marketing strategy will be to engage in joint ventures or other strategic arrangements with manufacturers and others to jointly develop applications using its proprietary TQDs, continuous production process and licensed screen printing technology to maximum effect. Such joint collaborations will involve the Company working closely with the industry counterpart to optimize the performance of the Company’s TQDs in each application or device, and to use the results from product development and testing to further enhance product specifications to meet the requirements of the market. These collaborations will support the Company’s internal research and development activities, which will continue to be a primary part of the Company’s business. The principal revenue streams for the Company are expected to be from (i) sales of TQDs, (ii) royalties from sales of products and components by third parties incorporating the Company’s TQDs, (iii) milestone payments under joint development arrangements with product developers and manufacturers, and (iv) sub-licensing fees where the Company engages in sub-licensing arrangements for its technology.

As of this date, the Company has not entered into any formal commercial joint ventures or licensing agreements, but has executed the following array of agreements and taken the following steps toward commercialization of its TQDs in various market sectors:

	Product Manufacturers	Universities, Researchers, Other
NDAs	25	7
Sample Agreements	8	2
Initial Samples Delivered	8	2
Commercial Discussions Underway	3	1

However, there can be no assurance that the above activities will result in sales of the Company’s products or that such sales will result in profits to the Company. See “Risk Factors.”

The Company’s existing business development team is led by its director of marketing, who handles the North American, U.K. and European Union markets, supported by two staff employees responsible for Asia and the Middle East, respectively. The Company’s marketing and sales capabilities, considered to be critical to the success of the business, will also be expanded with the recruitment of one additional full time person during the next twelve months.

Operational Overview

The Company has to date been a research and development business operating out of temporary facilities. It has now entered the commercialization stage of its business with the launch of the Wet Lab in July, 2013, its first permanent facility. The Wet Lab is located in San Marcos, Texas, approximately 30 miles south of Austin, Texas. This facility is part of the Star Park Technology Center, an extension of Texas State University, the fifth largest university in Texas and one of eight Texas Emerging Research Universities. This arrangement provides the Company with the opportunity to expand its operations within this 30 acre technology park. The Company has a year to year lease agreement and the option to add additional lab and office space on an as-needed basis. This location provides the Company with convenient access to an experienced faculty and specialized laboratory facilities that can support joint research and development efforts with Texas State University, and is in proximity to a number of leading companies in the life sciences, lighting, solar and electronics markets.

The Wet Lab will be the center of operations of the Company and will be used by the Company to produce small sample quantities of TQDs (via batch method) and larger quantities of TQDs (via its proprietary process units, once this equipment is acquired) for supply to research facilities, customers and potential customers, and potential development joint ventures.  The facility will be used to support test production runs, to fine tune the characteristics of the quantum dots for optimized performance in the customer's specific application, and for continued R&D activities. The Wet Lab was established through funds raised in a private placement of common shares of the Company completed in early June 2013. The Company obtained $250,000 to finance the build out and costs of operation of the Wet Lab for the balance of 2013.

The primary short term objective of the Company is to establish its first continuous manufacturing process at the Wet Lab and produce volumes of TQDs for supply to customers on a commercial scale. The Company has completed a joint development effort with a non-affiliated third party provider of industrial process equipment which resulted in the design and successful proof of concept testing of a scalable production unit for manufacturing the Company’s proprietary TQDs on a low cost, continuous basis.  The Company has negotiated an agreement with the equipment provider for the delivery of a lab scale equipment unit capable of producing 2 grams per hour. This first unit will be used to validate synthesis protocols for customized TQDs developed to meet customer specification and will also be used to produce samples and to fulfill small to medium-size orders. The Company has also negotiated an agreement with the equipment provider for the delivery of a production scale equipment unit capable of producing 2 kilograms per hour. This unit is intended to be used to fulfill additional commercial orders. Subject to the Company obtaining financing for both of these equipment acquisitions, the sample size and production size equipment units are expected to be delivered to the Wet Lab during the first and third quarters of 2014, respectively. Each unit will be commissioned and tested upon delivery, with a view towards commencing initial production runs of TQDs within 30-60 days after installation. While the Company plans to work extensively with this  provider of equipment units , the Company owns all rights to the designs and intellectual property resulting from the development project, and could contract with one or more other competent suppliers of equipment if that became necessary.

The Company is preparing to enter the next phase of its development – production and supply of commercial scale volumes of TQDs to potential customers and joint ventures in order to develop a platform of initial customers in various industries. In order to finance the development of its business, including the establishment of its continuous process manufacturing facility, purchase of the first two equipment units and the expansion of its marketing and sales capabilities, the Company will be seeking additional investment capital. Provided this capital raise is successful and can be accomplished in the fourth quarter of 2013, the Company expects to commence generating limited revenues from the production of TQDs at the Wet Lab in the first quarter of 2014. Such revenues are expected to be modest at first and will be dependent upon the Company generating purchase orders from potential customers currently under NDAs and evaluating the Company’s technology. As part of this strategy, the Company has engaged in discussions with numerous target customers and has signed a number of NDAs and Sample Agreements to increase the probability of receiving firm orders from one or more of these entities.

The Company’s ongoing research and development functions are considered key to maintaining and enhancing its competitive position in the growing quantum dot market. Quantum dot technology continues to evolve, with new discoveries and refinements being made on an ongoing basis. The Company intends to be at the forefront of technological development, and will focus a significant part of its efforts on this, as it has done historically. Continuing R&D activities at the Wet Lab will be an important aspect of the Company’s strategy, as will the Company’s collaboration with Rice, University of Arizona, Texas State University and the numerous research centers and departments with which the Company has relationships.

The key assets of the Company are its licenses and intellectual property rights, its knowhow and the expertise, capabilities and relationships brought to the Company by its management team. The Company will continue to develop its intellectual property portfolio and licensing rights, and currently has two patents pending for continuous process production of quantum dots. The Company will also work closely with Rice and University of Arizona to develop and expand its intellectual property portfolio. As the business progresses, the Company will continually build out its portfolio of owned and licensed intellectual property, and take all appropriate steps to protect these rights.

The Licenses with Rice and University of Arizona include provisions for milestones and milestone payments. To date, these have been waived and extended by both Rice and University of Arizona, respectively, illustrating the support each university has given to the Company as it has attempted to advance its business with limited resources. As the Company moves forward, it expects to be able to meet all payment and other obligations under the Licenses, and the Company’s funding strategy takes account of these requirements.

The business of the Company is subject to various types of government regulations, including restrictions on the chemical composition of quantum dots used in life sciences and other sensitive applications, and regulation of hazardous materials used in or produced by the manufacture or use of quantum dots. Management believes that its licensed patented chemistry and proprietary manufacturing process allow the Company to comply with current regulations by producing heavy metal-free TQDs (where required for the intended applications), and by using environmentally friendly solvents, which are nevertheless contained and recycled in the production process. However, new regulations or requirements may develop that could adversely affect the Company or its products in the future. See “Risk Factors.”

Management and Personnel

The Company has traditionally operated with limited resources and infrastructure. It has a total of eight employees, including the management team, all of whom, apart from Mr. Stephen Squires, the Chief Executive Officer, Mr. David Doderer, Vice President of Research and Development and a staff chemist, work part time for the Company.

The board of directors and management team of the Company are comprised of individuals from a range of backgrounds, with a strong representation from the scientific community. This includes Dr. Michael Wong the inventor of our TQD dot chemistry and Dr. Ghassan Jabbour, the inventor of our printed electronics technology. Each of these individuals brings significant value to the Company through his connections and relationships with Rice University, University of Arizona and various other university, research and industry contacts.

As the Company moves into the next stage of its business, the board of directors and management team will be strengthened by the recruitment of additional members, and by restructuring the present board into a corporate governance board and a separate advisory board comprised of individuals with strong scientific backgrounds. The Company will also seek, at the appropriate time, to build out the corporate board by the addition of one or more directors in non-executive positions to add independence, depth of experience and strategic support as the business of the Company grows.

Once additional funding is raised and the Company commences commercial manufacturing operations, the business will add additional employees in operating management, sales/marketing, R&D, production and administration. Additional staffing would be added from time to time, as necessary, when the business expands and the scale up of production accelerates.

Competition

The commercial quantum dot industry is relatively young and undeveloped, with a number of small competitors attempting to establish themselves in different segments employing one or more competitive strategies. Competition among these companies is based on the following factors:

•
Product quality and performance characteristics: Manufacturers who will incorporate quantum dots in specific applications will carefully consider the quality, characteristics and physical properties of the quantum dots for efficacy in their targeted applications. This includes the purity and consistency of dots from batch to batch, brightness, clarity and consistency of emissions, energy consumption, effective life spans, volume of dots necessary to produce the intended result, whether the dots have dual emission capabilities, whether their application or their customers’ preferences require that dots to be free of heavy metals or other hazardous compounds, the end product manufacturing techniques supported by the dots, etc.

•
Volume: Before a manufacturer makes the commitment and dedicates capital and marketing resources to incorporate quantum dots in its end product, it must be confident that the volume of quantum dots it can obtain from a supplier will be sufficient to meet production needs short term and long term, including substantial growth following a successful new product launch. The strategies employed by a quantum dot company to scale production rapidly are critical to its attracting commercial users for its product, regardless of the quality of its quantum dots.

•
Price: The price at which quantum dots can be delivered for incorporation in a new product will dictate the rate at which new applications can be developed and supported. High prices restrict the market for quantum dots to only the highest value uses, while the potential for lower prices of supply can open new markets.

•
Continuing R&D and Product Improvements: Research and industry relationships are important to ensure a quantum dot company stays on the leading edge of technological development and commercialization. R&D is supported by collaboration with academic institutions or industrial companies, and having a close relationship with a major industry player provides a young quantum dot company with access to product development, marketing and distribution resources.

The Company believes it is well positioned in all four areas described above. The Company’s TQDs offer higher performance than spherical quantum dots in virtually all applications, and purity and consistence from batch to batch exceeds 98% (versus 50% or less with most other quantum dot processes), minimizing the need for intensive post-production processing to maintain quality of the delivered product. The Company’s TQDs have dual emission capabilities and can be produced free of cadmium and other heavy metals or hazardous materials. The Company can also combine its TQDs with the proprietary screen printing methods licensed from University of Arizona to deliver an engineered solution in certain applications (displays and solar cells, for example) that will reduce the production cost for the end product manufacturer.  The Company believes that implementation of its proprietary manufacturing process will allow it to scale up production to reliably meet commercial supply demands while reducing price, opening up the potential for new applications. Lastly, its continuing relationships with Rice, University of Arizona and Texas State University and its approach to joint development ventures should allow the Company to achieve and maintain a leading position in R&D and commercialization of new products.

The Company is subject to other competitive risks of early stage and commercial businesses generally, and of advanced technology businesses in particular, including competing in an environment where other companies may be  better financed or have more experience that the Company. See “Risk Factors.”

Licenses and Intellectual Property

As noted above, under the Rice Licenses, Solterra and QMC have been granted exclusive rights to develop, manufacture, market and exploit tetrapod quantum dots, in the case of Solterra, for photovoltaic applications, and in the case of QMC, for all electronic and life sciences applications (other than photovoltaics). During the term of the Rice Licenses, Rice is entitled to royalties ranging from 2% to 4% on sales of quantum dots for photovoltaic cells and 7.5% on sales of quantum dots for other electronic and life sciences applications. Rice is also entitled to certain milestone payments under each of the Rice Licenses. The milestone payments, payable on successive annual dates, were due to commence in August 2012. Certain key milestones, such as commencement of initial and scaled production by particular dates, were also required to be achieved by certain dates in 2013. As all of the milestones were not achieved by the originally anticipated dates, Rice has agreed to amend the minimum payment dates as set forth below, and extend the time for achievement of remaining key milestones to August 15, 2014. The Company believes that, subject to receiving the funding it is presently pursing, it will be able to meet these revised milestones and payment requirements. Rice is also entitled to fees in the event of certain liquidity events occurring in relation to the Company and its business.

QMC/ Amended Due Dates under Rice Licenses	Minimum Royalty Due
January 1, 2015	$29,450
January 1, 2016	$117,000
January 1, 2017	$292,500
January 1, 2018 and forward	$585,000

Solterra / Amended Due Dates under Rice Licenses	Minimum Royalty Due
January 1, 2016	$100,000
January 1, 2017	$356,250
January 1, 2018	$1,453,500
January 1, 2019 and forward	$3,153,600

As noted above, Solterra is also a party to the UA License with the University of Arizona under which Solterra has been granted exclusive rights to use University of Arizona’s patented screen printing techniques in the production and sale of organic light emitting diodes in printed electronic displays and other printed electronic components. Under the UA License, University of Arizona is entitled to royalties on sales of products within the scope of the UA License of 2% on net sales of licensed products in non-display electronic products and 2.5% on net sales of licensed products for printed electronic displays, subject to certain minimum annual payments.  University of Arizona had agreed to amend the first minimum royalty payment of $5,000 to June 30, 2013, and this payment has been made. University of Arizona also agreed to amend the time for future minimum payments as indicated below. The Company believes that, subject to receiving the funding it is presently pursing, it will be able to meet these revised payment requirements.

Amended Due Dates under UA License	Minimum Royalty Due
December 31, 2013	$25,000
December 31, 2014	$25,000
June 30, 2015	$50,000
June 30, 2016	$125,000
Each June 30 thereafter	$200,000

The Company’s intellectual property is comprised of both owned and licensed technology for the production and application of quantum dots. The Company has the exclusive worldwide license to the patented chemistry process developed by Rice University for the development, manufacturing, marketing and exploitation of  TQDs for photovoltaic applications (in the case of Solterra) and for electronic and medical applications (in the case of QMC). The Company also has the exclusive worldwide license to the University of Arizona’s patented screen printing techniques in the production and sale of organic light emitting diodes incorporating quantum dots in printed electronic displays and other printed electronic components. Leveraging the unique features of Rice’s patented chemistry process, the Company has developed a proprietary process for continuous production of TQDs via custom designed equipment units, and has filed a provisional patent application with the U.S. Patent and Trademark Office and expects to pursue a final patent on same. The Company also owns additional intellectual property in the form of trademarks, trade names, copyrights, scientific and technical know-how and “trade secrets” that it intends to further develop and apply in its business, seeking to protect same with appropriate governmental filings and/or secrecy agreements. See “Risk Factors.”

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

We will need additional funds to meet our obligations under our Secured Debentures which become due and payable upon the earlier of November13, 2014 or a default under the Transaction Documents.

 Pursuant to certain loan and related documents (the “Transaction Documents), we borrowed $1,500,000 from certain (then) non-affiliated parties on November 4, 2008 and issued Debentures secured by a pledge of stock from Mr. Squires, our Chief Executive Officer and by our assets. Recently, the Debenture holders agreed to extend the due date of these Debentures to November 4, 2014.  We can provide no assurances that we will be able to meet our obligations under the Transaction Documents, the failure of which could materially adversely affect our operations and business prospects and our ability to meet our obligations as they become due and payable under the Debentures. Aside from the Debentures, the Company owes approximately $2,000,000 in accounts payable and accrued liabilities and expenses. Without immediate and additional financing, the Company may not be able to meet its obligations and to remain a going concern.

We will need to raise significant and immediate additional capital for working capital purposes and to grow our business.

 Our business plans are based upon the immediate need to raise substantial immediate funds estimated at $3,000,000 to support our operational and business objectives as described in Item 1 and plans for expansion and growth. As such, we can provide no assurances that we will be able to successfully raise additional financing as needed, on terms satisfactory to us, if at all. Any additional financing will also likely cause substantial dilution to our stockholders.

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

 We continue to be a development stage company and face risks associated in a growth industry. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment. Even if we accomplish these objectives, we may not generate positive cash flows or the profits we anticipate in the future.

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

 We have entered into exclusive license agreements, as amended (the “Rice License”) with Rice University to use, develop, manufacture, market and exploit certain inventions, patent applications and issued patents of licensor with respect to the manufacture and sale of photovoltaic cells and the manufacture and sale of quantum dots for electronic and medical applications. Our license agreements with Rice University require us to be financially solvent, meet certain milestones and other obligations, conditions and to make certain royalty and other payments during the term of the license agreements.  Any default under the terms of our license agreements, which if not cured or waived by Rice University, could result in the loss of our exclusive license agreements and the right to manufacture and sell our intended products. While Rice has waived certain milestone dates and extended certain payment dates, there is no assurance that the Company will meet the new milestones or payment requirements or that Rice will agree to waive any future requirements. The loss of our exclusive license agreement with Rice University would have a material adverse effect on our operations and investors could lose their entire investment. See “Item 1 – Licenses and Intellectual Property.”

Our intended business is dependent on our patent license agreement with University of Arizona.  Our ability to print electronics, such as solar cells, is based upon our Agreement with the University of Arizona.

 Solterra has entered into an exclusive Patent License Agreement with the University of Arizona to license US Patent # 7,015,052, which was issued on March 21, 2006, entitled Screen Printing Techniques for the Fabrication of Organic Light - Emitting Diodes. Pursuant to the UA License, Solterra has an exclusive license to market, sell and distribute licensed products within the field of use which is defined as organic light emitting diodes in printed electronic displays and all other printed electronic components. Solterra has the right to grant sublicenses with respect to the licensed product and the license method (as defined in the UA License). Pursuant to said agreement, as amended, we are obligated to pay minimum annual royalties. While University of Arizona has waived certain milestone dates and extended certain payment dates, there is no assurance that the Company will meet the new milestones or payment requirements or that University of Arizona will agree to waive any future requirements. Termination of our Agreement with University of Arizona could materially adversely affect our operations. See “Item 1 – Licenses and Intellectual Property.”

 Market for quantum dots is expected to grow significantly over the next ten years.

“Item 1 – Market for Quantum Dots” and “Item 1 – Market Segments” cite various estimates for the expected growth of the market for quantum dots and discuss their potential applications. No assurances can be given that the quantum dots industry will grow as forecasted, that these potential applications will develop as discussed or that the Company will be able to capitalize on the growth and developments that do occur.

The Company’s production method is expected to enable the Company to scale production more readily thereby reducing the production costs of the TQDs significantly.

Quantum dots remain an extremely expensive commodity, and the price of quantum dots is directly affected by the high cost of producing quantum dots in relatively small batch quantities.  As with other nanomaterials, these relatively high prices have been supported by favorable performance of the quantum dots at very low concentrations. Prices for quantum dots are expected to moderate over time as greater production efficiencies are discovered and implemented, resulting in higher volumes. This is expected to support greater adoption of quantum dots for use in end products and further support the growth of the quantum dot market. Under current production methods, rigorous processing has been required from batch method synthesis to produce a consistently pure and tightly size-controlled quantum dot product. To significantly grow the market, the industry will need to achieve much lower production costs for quantum dots, while maintaining strict control over quality and uniformity. The Company has developed a proprietary manufacturing technique to produce TQDs that it believes has the potential to overcome the cost and performance challenges presented by other manufacturing methods, but there can be no assurances that the process will allow the Company to become competitive or to remain competitive against other manufacturing techniques that may be developed and applied.

Management believes that QMC is currently the only company capable of producing highly uniform tetrapod quantum dots.

Management believed that QMC is currently the only company capable of producing highly uniform tetrapod quantum dots. In addition QMC has developed the technology required to produce TQDs with very narrow emission peaks as well as TQDs with dual emissions. Both of these features are highly desirable for a broad range of life science, optoelectronics, lighting and solar energy applications.  Management believes its licensed patented chemistry and proprietary manufacturing process will enable QMC to produce TQDs in volume and at a price point that will make them a very compelling choice for these and other applications. No assurances can be given that Management’s beliefs and expectations will be realized or that competitors will not develop techniques capable of producing highly uniform TQDs that are competitive or functionally better than those produced (or to be produced) by QMC.

The Company has entered into a number of non-disclosures agreements and sample supply agreements with several product manufacturers as well as others. No assurances can be given that sales, joint venture agreements and/or license agreements will result from these agreements.

In the past year, the Company has entered into a number of non-disclosure agreements (“NDAs”) and sample supply agreements with a several product manufacturers in different industries as well as universities and independent research laboratories. In most cases, the NDAs with manufacturers are for exploring joint development of specific products or applications. While the Company’s preferred business relationship is a joint venture that evolves from a collaborative effort where the parties agree to cooperate in the design and production of a range of new end products utilizing the Company’s TQDs and screen printing processes, with the other party contributing industry expertise and substantial marketing, distribution and sales capabilities, no assurances can be given that joint venture agreements will be entered into on terms satisfactory to the Company, if at all. Further, no assurances can be given that the non-disclosure agreements and sample supply agreements entered into by the Company as described above will result in sales of the Company’s products. Also, in the event the Company decides to become a licensed manufacturer of end products to incorporate the Company’s TQDs into one or more specific products on an exclusive or non-exclusive basis, no assurances can be given that the Company will successfully enter into license agreements satisfactory to the Company, if at all.

The Company opened up a wet lab in June 2003 to produce TQDs. Subject to obtaining additional financing, the Company intends to purchase certain equipment units to produce higher volume of the TQDs.

The Company opened up a wet lab in June 2003 to produce TQDs on a small scale and then, subject to the Company obtaining financing for the purchase of certain equipment units, on a larger scale. The first equipment unit will be capable of producing 2 grams per hour of TQDs and the second equipment unit will be capable of producing 2 kilograms per hour of TQDs. The Company anticipates each unit being commissioned and tested upon delivery with a view towards commencing initial production runs of TQDs within 30 to 60 days of installation. No assurances can be given that the Company will be able to raise the necessary financing to carry out the Company’s plan of operation as described herein, or that the commissioning and start-up of the equipment units will progress as described.

The Company’s ongoing research and development functions are considered key to maintaining and enhancing its competitive position in the growing quantum dot market.

The Company’s ongoing research and development functions are considered key to maintaining and enhancing its competitive position in the growing quantum dot market. Quantum dot technology continues to evolve, with new discoveries and refinements being made on an ongoing basis. The Company intends to be at the forefront of technological development, and will focus a significant part of its efforts on this, as it has done historically. Continuing R&D activities at the Wet Lab will be an important aspect of the Company’s strategy, as will the Company’s collaboration with Rice, University of Arizona, Texas State University and the numerous research centers and departments with which the Company has relationships. No assurances can be given that the Company will be able to successfully maintain and enhance its competitive position in the growing quantum dot market.

Solterra has encountered difficulties in establishing solar pilot plants overseas.

Solterra has taken certain initial steps to develop two solar pilot plants overseas, one in India and one in the Kingdom of Saudi Arabia. In both cases the Company has experienced delays in advancing from memoranda of understanding to binding contracts. The Company has been informed that these delays are largely attributable to difficulties in arranging the funding necessary to initiate these projects. In addition, the Indian project has experienced delays in gaining certain regulatory approvals.  There can be no assurance that either of these projects will advance beyond the present preliminary stage of development, or that they will result in any revenues or profits to the Company.

Our future success is dependent upon our licenses and intellectual property rights and know-how and protecting these rights.

The key assets of the Company are its licenses and intellectual property rights, its knowhow and the expertise, capabilities and relationships brought to the Company by its management team. The Company will continue to develop its intellectual property portfolio and licensing rights, and currently has two patents pending for continuous flow production of quantum dots. The Company will also work closely with Rice and University of Arizona to develop and expand its intellectual property portfolio. As the business progresses, the Company will continually build out its portfolio of owned and licensed intellectual property, and take all appropriate steps to protect these rights. No assurances can be given that the Company will be successful in building out its portfolio of owned and licenses intellectual property and in protecting these rights.

The Company’s business is subject to environmental and other regulations.

The business of the Company is subject to various types of government regulations, including restrictions on the chemical composition of quantum dots used in life sciences and other sensitive applications, regulation of hazardous materials used in or produced by the manufacture or use of quantum dots. Management believes that its licensed patented chemistry and continuous manufacturing process allow the Company to comply with current regulations by producing heavy metal-free TQDs (where required for the intended applications), and by its use of environmentally friendly solvents, which are nevertheless contained and recycled in the production process. However, new regulations or requirements may develop that could adversely affect the Company or its products in the future.

As the Company grows, it will need to obtain and retain additional qualified management and personnel.

The Company has traditionally operated with limited resources and infrastructure. It has a total of eight employees, including the management team, all of whom, apart from Mr. Stephen Squires, the Chief Executive Officer, Mr. David Doderer, Vice President of Research and Development and a staff chemist, work part time for the Company.  The board of directors and management team of the Company are comprised of individuals from a range of backgrounds, with a strong representation from the scientific community. This includes Dr. Michael Wong the inventor of our TQD dot chemistry and Dr. Ghassan Jabbour, the inventor of our printed electronics technology. Each of these individuals brings significant value to the Company through his connections and relationships with Rice University, University of Arizona and various other university, research and industry contacts. As the Company moves into the next stage of its business, the board of directors and management team will be strengthened by the recruitment of additional members, and by restructuring the present board into a corporate governance board and a separate advisory board comprised of individuals with strong scientific backgrounds. The Company will also seek, at the appropriate time, to build out the corporate board by the addition of one or more directors in non-executive positions to add independence, depth of experience and strategic support as the business of the Company grows.  Once additional funding is raised and the Company commences continuous flow manufacturing operations, the business will add additional employees in operating management, sales/marketing, R&D, production and administration. Additional staffing would be added from time to time, as necessary, when the business expands and the scale up of production accelerates. No assurances can be given that the Company will be successful in hiring and retaining additional qualified management and staff personnel from time-to-time as necessary.

Our future success depends upon our ability to compete in the market place.

The commercial quantum dot industry is relatively young and undeveloped, with a number of small competitors attempting to establish themselves in different segments employing one or more competitive strategies. Competition among these companies is based on product quality and performance characteristics, volume, price and continuing research development and product improvements. The Company believes that it is well positioned to compete in each of the aforementioned four areas, each of which is more fully described under “Item 1.” Nevertheless, the Company is subject to other competitive risks of early stage and commercial businesses generally, and of advanced technology businesses in particular, including competing in an environment where other companies may be  better financed or have more experience that the Company.

Our future success depends on our ability to develop our manufacturing capacity. If we are unable to achieve our capacity expansion goals, it would limit our growth potential and impair our operating results and financial condition.

In the future, we may seek to establish large scale production facilities. Our ability to complete the planning, construction and equipping of large scale manufacturing facilities is subject to significant risk and uncertainty, including:

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

•
We may be required to depend on third parties or strategic partnerships that we establish in the development and operation of additional production capacity, which may subject us to risks that such third parties do not fulfill their obligations to us under our arrangements with them; and

•
We may be required to obtain licenses, permits or authorizations from regulatory authorities, the failure of which to obtain, could delay or prevent the construction or opening of large scale manufacturing facilities.

 If we are unable to develop and successfully operate manufacturing facilities, or if we encounter any of the risks described above, we may be unable to scale our business to the extent necessary to improve results of operations and achieve profitability. Moreover, there can be no assurance that if we do expand our manufacturing capacity that we will be able to generate customer demand for our quantum dot products at these production levels or that we will increase our revenues or achieve profitability.

 We may be unable to effectively manage the expansion of our operations.

            We expect to expand our business in order to satisfy demand for our quantum dots and obtain market share. To manage the development and expansion of our operations, we will be required to improve our operational and financial systems, procedures and controls and expand, train and manage a larger employee base. Our management will also be required to maintain and expand our relationships with customers, distribution partners, suppliers and other third parties and attract new customers, distribution partners and suppliers. In addition, our current and planned operations, personnel, systems and internal procedures and controls might be inadequate to support our future growth. If we cannot manage our growth effectively, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, and our business and results of operations could be harmed.

 Our products may not gain market acceptance, which would prevent us from achieving increased revenues and market share.

 The development of a successful market for our products may be adversely affected by a number of factors, many of which are beyond our control, including:

•	our failure to produce products that compete favorably against other products on the basis of cost, quality and performance;

•	whether or not customers will accept our new technology; and

•	our failure to develop and maintain successful relationships with distributors, project developers and other resellers, as well as strategic partners.

 If our products fail to gain market acceptance, we would be unable to increase our revenues and market share and to achieve and sustain profitability.

 Technological changes in the quantum dots and end-user industries could render our products uncompetitive or obsolete, which could reduce our market share and cause our revenues to decline.

 The nanotechnology market is characterized by continually changing technology requiring improved features. Our failure to further refine our technology and develop and introduce new products could cause our products to become uncompetitive or obsolete, which could reduce our market share and cause our revenues to decline. The nanotechnology industry is rapidly evolving and competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the industry and to effectively compete in the future. A variety of competing technologies are under development by other companies that could result in lower manufacturing costs or higher product performance than those expected for our products. Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of products.

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

 We face risks associated with the marketing, distribution and sale of our products and if we are unable to effectively manage these risks, it could impair our ability to develop expand our business.

 Significant management attention and financial resources will be required to develop successfully our sales channels. In addition, the marketing, distribution and sale of our products outside the United States expose us to a number of markets in which we have limited experience. If we are unable to manage effectively these risks, it could impair our ability to grow our business abroad. These risks include:

•	difficult and expensive compliance with the commercial and legal requirements;

•
encountering trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could affect the competitive pricing of our products and reduce our market share in some countries;

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

 Consistent with standard practice in the industry, the duration of our product warranties could be lengthy. We believe our warranty periods are consistent with industry practice. The possibility of future product failures could cause us to incur substantial expenses to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.

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

If we are unable to protect our intellectual property adequately, we could lose our competitive advantage in the nanotechnology market.

 Our ability to compete effectively against competing technologies will depend, in part, on our ability to protect our current and future licensed and other proprietary technology, product designs and manufacturing processes by obtaining, maintaining, and enforcing our intellectual property rights through a combination of licenses, patents, copyrights, trademarks, and trade secrets and also through unfair competition laws. We may not be able to obtain, maintain or enforce adequately our intellectual property and may need to defend our products against infringement or misappropriation claims, either of which could result in the loss of our competitive advantage in our marketplace and materially harm our business and profitability. We face the following risks in protecting our intellectual property and in developing, manufacturing, marketing and selling our products:

•	possible loss of our exclusive licenses with Rice and the University of Arizona;

•
we cannot be certain that Rice’s  patent will be sufficient to prevent others from developing or using technology similar to ours or in developing, using, manufacturing, marketing or selling products similar to ours;

•
given the costs of obtaining patent protection, we may choose not to file patent applications for or not to maintain issued patents for certain innovations that later turn out to be important, or we may choose not to obtain foreign patent protection at all or to obtain patent protection in only some of the foreign countries, which later turn out to be important markets for us;

•
although we intend to have a number of foreign patents and applications as well as the two held by Rice, the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as laws in the United States, and we may encounter difficulties in protecting and defending our rights in such foreign jurisdictions;

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

 In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries. There may be patents or patent applications in the United States or other countries that are pertinent to our products or business of which we are not aware. The technology that we incorporate into and use to develop and manufacture our intended products may be subject to claims that they infringe the patents or proprietary rights of others. The success of our business will also depend on our ability to develop new technologies without infringing or misappropriating the proprietary rights of others. Third parties may allege that we infringe patents, trademarks or copyrights, or that we misappropriated trade secrets. These allegations could result in significant costs and diversion of the attention of management.

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

 Our business and competitive position depend upon our ability to protect our licensed and other proprietary technology, including any manufacturing processes and products that we develop. Despite our efforts to protect this information, unauthorized parties may attempt to obtain and use information that we regard as proprietary. Any patents issued to our licensor or us in connection with our efforts to develop new technology for our products may not be broad enough to protect all of the potential uses of the technology.

In addition, when we do not control the prosecution, maintenance and enforcement of certain important intellectual property, such as a technology licensed to us, the protection of the intellectual property rights may not be in our hands. If the entity that controls the intellectual property rights does not adequately protect those rights, our rights may be impaired, which may impact our ability to develop, market and commercialize our products.

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

 We have entered into license agreements for technologies and intellectual property rights, including quantum dots. Our license agreements with Rice, which currently permit us to grant sublicenses, is subject to other terms and conditions which may limit our ability to use the licensed intellectual property under certain circumstances. For example, our quantum dot license may terminate if we materially breach the license agreement or if we abandon the construction of a manufacturing facility to exploit the licensed technology. We may need to enter into additional license agreements in the future for other technologies or intellectual property rights of third parties. Such licenses, however, may not be available to us on commercially reasonable terms or at all.

 We anticipate that our products could be subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to safety, environmental protection, and related matters. There is also a burden in having to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or industry or corporate policies pertaining to our products may result in significant additional expenses to us and our resellers and their customers and, as a result, could cause a significant reduction in demand for our  products.

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

 Like other retailers, distributors and manufacturers of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that the use of our products we sell results in injury. Since some of our products are used in electricity producing devices, it is possible that consumers could be injured or killed by our products, whether by product malfunctions, defects, improper installation or other causes. In addition, since revenues generated from our existing products have been modest and the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether or not product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. We intend to rely on our general liability insurance to cover product liability claims and currently do not expect to obtain separate product liability insurance. The successful assertion of product liability claims against us could result in potentially significant monetary damages and if our insurance protection is inadequate to cover these claims, they could require us to make significant payments. Also, any product liability claims and any adverse outcomes with respect thereto may subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our products.

Our sales, marketing and distribution plans may substantially rely on the efforts and abilities of third parties and such plans may not be successful.

 We intend to sell our products to product manufactures, domestic and international distributors, and other resellers. Most of our distribution partners will have a geographic or applications focus.

 We expect to collaborate closely with a number of manufacturers and distributors, both domestically and in the future internationally. We are actively working to recruit our distribution partners by very careful selection of a few accounts and channel partners. We intend to selectively pursue additional strategic relationships with other companies worldwide for the joint marketing, distribution and manufacturing of our products. These resellers are expected to range from large, multinational corporations to small, development-stage companies, each chosen for their particular expertise. We believe that these relationships will enable us to leverage the marketing, manufacturing and distribution capabilities of other companies, explore opportunities for additional product development and more easily enter new geographic markets in a cost effective manner, attract new distribution partners and develop new  applications for our products.  Our sales, marketing and distribution plans may substantially rely on the efforts and abilities of third parties and such plans may not be successful. Moreover, we face risks associated with the marketing, distribution and sale of our products internationally

RISKS RELATED TO OUR COMMON STOCK

Our common stock trades in the OTCQB and there can be no assurance that an established trading market will develop.

Our common stock trades in the over-the-counter marketplace in the OTCQB under the symbol “QTMM.” The OTCQB marketplace offers trading for securities of smaller reporting companies like the Company that are reporting to the Securities and Exchange Commission. The OTCQB has no financial standards. The OTCQB marketplace has effectively replaced the FINRA operated OTC Bulletin  Board (OTCBB) as the primary market for SEC reporting securities that trade off exchanges. We can provide no assurances that our common stock will continue to trade on the OTCQB and there can be no assurance that an established trading market will develop or continue. The market price of our shares of common stock may be based on factors that may not be indicative of future market performance. Consequently, the market price of our common stock may vary greatly. There is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;
•	announcements that our revenue or income/loss levels are below analysts' expectations;
•	general economic slowdowns;
•	changes in market valuations of similar companies;
•	announcements by us or our competitors of significant contracts; and/or acquisitions, strategic partnerships, joint ventures or capital commitments.

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

To the extent the price of our Common Stock remains below $5.00 per share or we have a net tangible assets of $5,000,000 or less, our common shares will be subject to certain “penny stock” rules promulgated by the Commission. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000).  For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm.  These rules and regulations adversely affect the ability of brokers to sell our common shares in the public market and they limit the liquidity of our shares.

The issuance or sale of equity, convertible or exchangeable securities in the market, or the perception of such future sales or issuances, could lead to a decline in the price, if any, of our common stock.

Any issuance of equity, convertible or exchangeable securities, including for the purposes of expansion of our business, may have a dilutive effect on our existing stockholders. In addition, the perceived risk associated with the possible issuance of a large number of shares or securities convertible or exchangeable into a large number of shares could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. Subsequent sales of our common stock in the open market or the private placement of our common stock or securities convertible or exchangeable into our common stock could also have an adverse effect on the market price, if any, of our shares. If our stock price declines, it may be more difficult for us to or we may be unable to raise additional capital.

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

Our operating results will be subject to quarterly fluctuations which could lead to uncertainty in the marketplace.

Our revenue may fluctuate significantly from quarter to quarter in the future due to a variety of factors, including, without limitation:

•	the size and timing of orders and shipments of our products;

•
the rate and cost at which we are able to expand our manufacturing capacity to meet product demand, including the rate and cost at which we are able to implement advances in our quantum dot technologies;

•	our ability to establish and expand key distribution partners;

•	our ability and the terms upon which we are able to raise capital sufficient to finance the expansion of our manufacturing capacity and our sales and marketing efforts;

•	our ability to establish strategic relationships with third parties to accelerate our growth plans;

•	the amount and timing of expenses associated with our research and development programs and our ability to develop enhancements to our manufacturing processes and our products;

•	developments in the competitive environment, including the introduction of improved products or technological advancements by our competitors; and

•	the timing of adding the personnel necessary to execute our growth plan.

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

Since inception of Solterra, Solterra utilizes the home of Stephen Squires in Arizona as an executive office.  During each of the past five years, the Company has reimbursed Stephen Squires approximately $11,500 for the use of his premises.   In June 2013, the Company opened a wetlab and principal executive office facility in San Marcos, TX for development and sample production of tetrapod quantum dots.

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

Our Common Stock trades in the over-the-counter marketplace in the OTCQB under the symbol “QTMM.” The OTCQB marketplace offers trading for securities of smaller reporting companies like the Company that are reporting to the Securities and Exchange Commission. The OTCQB has no financial standards. The OTCQB marketplace has effectively replaced the FINRA operated OTC Bulletin  Board (OTCBB) as the primary market for SEC reporting securities that trade off exchanges.,

The table below sets out the range of high and low sales information for our common stock for each quarterly period from July 1, 2011 through June 30, 2013.

Quarter Ended	High	Low
June 30, 2013	.09	.06
March 31, 2013	.10	.07
December 31, 2012	.10	.04
September 30, 2012	.10	.05
June 30, 2012	.12	.04
March 31, 2012	.13	.09
December 31, 2011	.19	.12
September 30, 2011	.24	.14

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of September 01, 2013, there were 117 record holders accounting to the Company’s transfer agent. However, Management believes that there are over 900 beneficial holders of our common stock.

Dividends

We have not paid dividends on our common stock, and do not anticipate paying dividends on our common stock in the foreseeable future.

Issuer Repurchases of Equity Securities

During fiscal 2013, there were no repurchases of our equity securities.

Issuer Sales of Restricted Securities

(a)	From July 1, 2012 to June 30, 2013, we had the following sales of unregistered Common Stock.

Recent Sales of Unregistered Securities

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

July 2012	Common Stock	343,750	$27,500 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2012	Common Stock	125,000	$10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2012	Common Stock	561,729	Shares issued in exchange for $30,333 of interest through September 1, 2012	Section 4(2); and/or Rule 506	Not applicable.

October 2012	Common Stock	3,320,000	$83,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

November 2012	Common Stock	1,000,000	$25,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

November 2012	Common Stock	3,000,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

November 2012	Common Stock	4,300,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

December 2012	Common Stock	3,500,000	$87,500 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

December 2012	Common Stock	585,586	Shares issued in exchange for $30,333 of interest through December 1, 2012	Section 4(2); and/or Rule 506	Not applicable.

January 2013	Common Stock	14,540,589	Shares issued in exchange for $538,540 of accrued salaries as of June 30, 2012	Section 4(2); and/or Rule 506	Not applicable.

January 2013	Common Stock	137,400	Shares issued in exchange for $4,122 of services through June 30, 2012	Section 4(2); and/or Rule 506	Not applicable.

January thru March 2013	Common Stock	5,190,625	$175,415 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

March 2013	Common Stock	452,490	Shares issued in exchange for $30,000 of interest through March 1, 2013	Section 4(2); and/or Rule 506	Not applicable.

April 2013	Common Stock	15,000,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

May 2013	Common Stock	2,000,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

June 2013	Common Stock	576,442	Shares issued in exchange for $30,667 of interest through June 1, 2013	Section 4(2); and/or Rule 506	Not applicable.

June 2013	Common Stock	750,000	$26,250 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

June 2013	Common Stock	1,500,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

June 2013	Common Stock	3,318,000	$199,080 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

QMC is a nanotechnology company specializing in the design, development, production and supply of tetrapod quantum dots (“TQDs”), a high performance variant of quantum dots, for a range of applications in the life sciences, optoelectronics, photovoltaics, lighting, security ink and sensor sectors of the market. QMC owns 100% of Solterra Renewable Technologies, Inc. (“Solterra”), an operating subsidiary that is focused on the photovoltaic (solar cell) market.

Quantum dots are tiny nanoparticles of a semiconductor material which emit light, or fluoresce, when excited with energy. The color of light emitted varies depending on the size of the quantum dot so that photonic emissions can be tuned by the creation of quantum dots of different sizes. Their unique properties as highly efficient, next generation semiconductors have led to the use of quantum dots in a range of electronic and other applications, including in the biomedical, display and lighting industries. Quantum dots also have applications in solar cells, where their characteristics enable conversion of light energy into electricity, with the potential for significantly higher efficiencies and lower costs than existing technologies, thereby creating the opportunity for a step change in the solar energy industry through the use of quantum dots in printed photovoltaic cells.

The Company has the exclusive license to a patented chemical process that permits it to produce high performance, heavy metal-free TQDs using a lower cost and environmentally friendly solvent for greater manufacturing flexibility.  The Company has developed a proprietary method that it believes will allow it to mass produce consistent quantities of TQDs in a continuous process at lower costs than other existing processes, and has filed a provisional patent application on same. It also has the exclusive license to a patented screen printing technique for manufacture of quantum dot enhanced electronic displays and other electronic components. The Company believes that these three proprietary technologies position the Company to become a leader in the overall quantum dot industry, and a preferred supplier of high performance tetrapod quantum dots to an expanding range of applications.

Critical Accounting Policies

Fair value of financial instruments
The Company's financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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
• a current period loss combined with projection of continuing loss associated with use of the asset; and
• a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life

Beneficial conversion

Debt instruments that contain a beneficial conversion feature are recorded as a deemed dividend to the holders of the convertible debt instruments. The deemed dividend associated with the beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the debt instrument limited to the value received. The beneficial conversion amount is recorded as a deemed dividend or interest expense and an increase to additional paid-in-capital.  The beneficial conversion has been fully accreted to the face value of the original loan and interest expense has been recognized.

Plan of Operation

The Company has to date been a research and development business operating out of temporary facilities. It has now entered the commercialization stage of its business with the launch of the Wet Lab in July, 2013, its first permanent facility. The Wet Lab is located in San Marcos, Texas, approximately 30 miles south of Austin, Texas. This facility is part of the Star Park Technology Center, an extension of Texas State University, the fifth largest university in Texas and one of eight Texas Emerging Research Universities. This arrangement provides the Company with the opportunity to expand its operations within this 30 acre technology park. The Company has a year to year lease agreement and the option to add additional lab and office space on an as-needed basis. This location provides the Company with convenient access to an experienced faculty and specialized laboratory facilities that can support joint research and development efforts with Texas State University, and is in proximity to a number of leading companies in the life sciences, lighting, solar and electronics markets.

The Wet Lab will be the center of operations of the Company and will be used by the Company to produce small sample quantities of TQDs (via batch method) and larger quantities of TQDs (via its proprietary process units, once this equipment is acquired) for supply to research facilities, customers and potential customers, and potential development joint ventures.  The facility will be used to support test production runs, to fine tune the characteristics of the quantum dots for optimized performance in the customer's specific application, and for continued R&D activities. The Wet Lab was established through funds raised in a private placement of common shares of the Company completed in early June 2013. The Company obtained $250,000 to finance the build out and costs of operation of the Wet Lab for the balance of 2013.

The primary short term objective of the Company is to establish its first continuous manufacturing process at the Wet Lab and produce volumes of TQDs for supply to customers on a commercial scale. The Company has completed a joint development effort with a non-affiliated third party provider of industrial process equipment which resulted in the design and successful proof of concept testing of a scalable production unit for manufacturing the Company’s proprietary TQDs on a low cost, continuous basis.  The Company has negotiated an agreement with the equipment provider for the delivery of a lab scale equipment unit capable of producing 2 grams per hour. This first unit will be used to validate synthesis protocols for customized TQDs developed to meet customer specification and will also be used to produce samples and to fulfill small to medium-size orders. The Company has also negotiated an agreement with the equipment provider for the delivery of a production scale equipment unit capable of producing 2 kilograms per hour. This unit is intended to be used to fulfill additional commercial orders. Subject to the Company obtaining financing for both of these equipment acquisitions, the sample size and production size equipment units are expected to be delivered to the Wet Lab during the first and third quarters of 2014, respectively. Each unit will be commissioned and tested upon delivery, with a view towards commencing initial production runs of TQDs within 30-60 days after installation. While the Company plans to work extensively with this  provider of equipment units , the Company owns all rights to the designs and intellectual property resulting from the development project, and could contract with one or more other competent suppliers of equipment if that became necessary.

The Company is preparing to enter the next phase of its development – production and supply of commercial scale volumes of TQDs to potential customers and joint ventures in order to develop a platform of initial customers in various industries. In order to finance the development of its business, including the establishment of its continuous process manufacturing facility, purchase of the first two equipment units and the expansion of its marketing and sales capabilities, the Company will be seeking additional investment capital. Provided this capital raise is successful and can be accomplished in the fourth quarter of 2013, the Company expects to commence generating limited revenues from the production of TQDs at the Wet Lab in the first quarter of 2014. Such revenues are expected to be modest at first and will be dependent upon the Company generating purchase orders from potential customers currently under NDAs and evaluating the Company’s technology. As part of this strategy, the Company has engaged in discussions with numerous target customers and has signed a number of NDAs and Sample Agreements to increase the probability of receiving firm orders from one or more of these entities.

The Company’s ongoing research and development functions are considered key to maintaining and enhancing its competitive position in the growing quantum dot market. Quantum dot technology continues to evolve, with new discoveries and refinements being made on an ongoing basis. The Company intends to be at the forefront of technological development, and will focus a significant part of its efforts on this, as it has done historically. Continuing R&D activities at the Wet Lab will be an important aspect of the Company’s strategy, as will the Company’s collaboration with Rice, University of Arizona, Texas State University and the numerous research centers and departments with which the Company has relationships.

The key assets of the Company are its licenses and intellectual property rights, its knowhow and the expertise, capabilities and relationships brought to the Company by its management team. The Company will continue to develop its intellectual property portfolio and licensing rights, and currently has two patents pending for continuous process production of quantum dots. The Company will also work closely with Rice and University of Arizona to develop and expand its intellectual property portfolio. As the business progresses, the Company will continually build out its portfolio of owned and licensed intellectual property, and take all appropriate steps to protect these rights.

The Licenses with Rice and University of Arizona include provisions for milestones and milestone payments. To date, these have been waived and extended by both Rice and University of Arizona, respectively, illustrating the support each university has given to the Company as it has attempted to advance its business with limited resources. As the Company moves forward, it expects to be able to meet all payment and other obligations under the Licenses, and the Company’s funding strategy takes account of these requirements. See “Item 1” and “Item 1.A.”

Liquidity and Capital Resources

At June 30, 2013 the Company had a working capital deficit of approximately $2,490,000 with total liabilities of approximately $4,162,000. Approximately $1,514,000 of these liabilities is owed to our officers, directors and employees for services rendered and accrued through June 30, 2013.  The Company has been in the development stage since inception.  As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture as well as advances from a director, shareholder and employees’ wages being partially or fully accrued but not paid.

As of June 30, 2013, the Company lacks cash or cash equivalent assets and continues to incur losses in its development stage operations.  Over the past five years, the Company relied on sales of its Common Stock to support its operations and on various universities performing work and providing U.S. licensing rights under business agreements in which the Company has at times been in arrears in payments as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into the securities of the Company.   Currently, the Company is seeking additional financing in excess of $3,000,000; however, no definitive agreements for additional financing have been received and the Company cannot provide any assurance that additional funding will be available to finance our operations on terms acceptable to us, if at all, in order to support our plan of operations.  If we are unable to achieve the financing necessary to continue our plan of operations, then our stockholders may lose their entire investment in the Company.  See "Notes to Financial Statements."

Cash was used in operating activities of $540,428 for fiscal 2013. This is a result of a net loss of $4,905,788 partially offset by stock issued for services of $1,582,975, options issued for services of $911,863, stock issued for debenture interest of $151,707, and changes in accounts payable of $143,820 and changes in accrued liabilities for related parties of $1,033,573. There were no cash flows used in investing activities in 2013. Cash flows from financing activities during 2013 were $697,598 which consisted of proceeds of the sale of common stock.   In 2010, our board approved granting Mr. Squires the two year right to convert loans made by him of up to $200,000 into a maximum 5% interest in the common stock of Solterra, which option has expired unexercised. As of June 30, 2013, Mr. Squires does not have any unreimbursed cash advances due to him, and has accrued payroll and expenses totaling $197,125 owed to him and accrued payroll of $182,577 owed to his wife in her role as a bookkeeper for the Company.

Cash was used in operating activities of $429,837 for fiscal 2012. This is a result of a net loss of $1,365,690 partially offset by stock issued for services of $870,000, option and warrant expenses recognized in the amount of $215,530, stock issued for debenture interest of $161,544, consideration of convertible debenture discount of $586,729 and amortization of deferred finance cost of $36,167. There were no cash flows used in investing activities in 2012. Cash flows from financing activities during 2012 were $445,000 which consisted of proceeds of the sale of common stock.   As of June 30, 2012, Mr. Squires does not have any unreimbursed cash advances due to him, and has accrued payroll and expenses totaling $68,933 owed to him and accrued payroll of $60,000 owed to his wife in her role as a bookkeeper for the Company.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2013, the Company had not yet achieved profitable operations, has accumulated losses of $16,372,805 since its inception, at June 30, 2013, has a working capital deficit of $3,361,529 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and substantial additional financing (estimated at $3,000,000)during fiscal 2014 to maintain and expand its development stage operations. The Company is exploring all reasonable avenues of financing at this time, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all. In this respect, see “Note 2” in our notes to the consolidated financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Officers and employees convert accrued salaries and bonus into warrants

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

Results of Operations – June 30, 2013 versus June 30, 2012

Balance Sheet

Cash

At June 30, 2013, the Company’s balance sheet included cash of $172,431 compared to cash of $15,261 at June 30, 2012, representing an increase in cash of $157,170 for the year.  An amount of $697,598 was raised through the sale of common stock in fiscal 2013 as compared to $445,000 in the prior year, however operating costs have consumed the majority of the amount leaving the current cash balance of $172,431.

The Company has been in a development stage since inception.  As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture in November 2008 as well as advances from related parties.

License

QMC and Solterra are parties to the Rice Licenses with Rice University. As noted herein, under the Rice Licenses, Solterra and QMC have been granted exclusive rights to develop, manufacture, market and exploit tetrapod quantum dots, in the case of Solterra, for photovoltaic applications, and in the case of QMC, for all electronic and medical applications.

During the term of each Rice License, Rice is entitled to royalties ranging from 2% to 4% on sales of quantum dots for photovoltaic cells and 7.5% on sales of quantum dots for other electronic and Life Sciences applications. Rice is also entitled to certain milestone payments under each of the Rice Licenses. The milestone payments, payable on successive annual dates, and escalating from $129,412 up to $3,738,600 (subject to certain adjustments) were due to commence in August 2012. Certain key milestones, such as commencement of initial and scaled production by particular dates, were also required to be achieved by dates in 2013. As all of the milestones were not achieved by the originally anticipated dates, Rice has agreed to amend the first royalty payment date to November 15, 2014, and extend the time for achievement of remaining key milestones to August 15, 2014.

Rice is also entitled to fees in the event of certain liquidity events occurring in relation to the Company and its business.

As noted above, Solterra is also party to the UA License with the University of Arizona under which Solterra has been granted exclusive rights to use UA’s patented screen printing techniques in the production and sale of organic light emitting diodes in printed electronic displays and other printed electronic components. Under the UA License, UA is entitled to royalties on sales of products within the scope of the UA License, of 2% on net sales of licensed products in non-display electronic products and 2.5% on net sales of licensed products for printed electronic displays, subject to certain minimum annual payments.

Patent license costs have been expensed as professional fees in general and administrative expenses and amounted to $14,804 and $4,281, respectively in the year ended June 30, 2013 and June 30, 2012.

Furniture and equipment

During the years ended June 30, 2013 and June 30, 2012, the company did not have any acquisitions or disposals of office equipment and furniture. The company is amortizing the office equipment and furniture on a straight line basis over 3 and 7 years, respectively, and has charged operations with $1,160 of amortization for this year and $2,660 in the prior year.

Deferred financing costs

Deferred finance cost, net were $0 at June 30, 2013.  This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost is being amortized using the effective interest method over the thirty-six month life of the debenture.  The balance at June 30, 2012 was $0.

Accounts payable and accrued liabilities

The balance at June 30, 2013 was $1,801,561.  Included in accounts payable is accrued liabilities to related parties of $1,513,978 for unpaid wages, legal fees of $173,432, research & development fees of $68,000, and accounting fees of $39,641.  The balance at June 30, 2012 was $1,170,518.  Included in accounts payable is accrued liabilities to related parties of $1,018,945 for unpaid wages, legal fees of $125,432, accounting fees of $19,000, and other operating expenses of $7,141.  During the year ended June 30, 2013 the Company wrote off $0 of accounts payable, previously recorded, upon confirmations with certain vendors related to the concluded license agreements, that there is no expectation of payments and matters have been closed.

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

As part of implementing ASC 815-40-14 the Company adjusted accumulated deficit by $162,643 and additional paid in capital by $212,184.  The fair value of the derivatives as of June 30, 2013 was estimated by management to be $787,000 as compared to the estimated fair value at June 30, 2012 of $346,000. The decrease of $187,000 has been charged to operations in the current year.

Convertible debenture

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents to obtain $1,500,000 in gross proceeds from three non-affiliated parties in exchange for 3,525,000 restricted shares of Common Stock of Hague Corp and Debentures in the principal amount aggregating $1,500,000. Each Debenture currently matures on November 4, 2014 bearing interest at the rate of 8% per annum and is pre payable by the Company at any time without penalty, subject to the Debenture holders’ conversion rights.  The Company recorded a discount of $1,155,826 associated with the 3,525,000 shares issued.  The discount was amortized over the original three year life of the debenture. Each Debenture is currently convertible at the option of each Lender into Hague Corp’s Common Stock, at a conversion price of $.06 per share.  The Debentures are secured by the assets of Hague Corp and are guaranteed by Solterra as Hague Corp’s subsidiary and through a pledge of 20,000,000 shares by Stephen Squires, the Company’s Chief Executive Officer. In the event the Debentures are converted in their entirety, the Company would be required to issue and aggregate of 25,000,000 shares of Quantum Material Corp’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company’s Common Stock at a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company or other material event could cause an event of default under the Transaction Documents.

Common Stock

During the fiscal year ended June 30, 2012 according to the provisions of the Convertible Debenture agreement, the Company elected to issue 1,316,608 restricted shares of the Company’s Common Stock to pay accrued interest on the debentures.  The Company also issued 11,395,833 restricted shares of common stock at between $0.08 per share and $0.12 per share for a total of $965,000. Common stock increased from 110,651,446 shares at June 30, 2011 to 123,544,034 shares at June 30, 2012.

During the fiscal year ended June 30, 2013 according to the provisions of the Convertible Debenture agreement, the Company elected to issue 2,176,247 shares of the Company’s Common Stock to pay accrued interest on the debentures.  The Company also issued 22,388,375 restricted shares of common stock at between $0.035 per share and $0.12 per share for a total of $697,598. Common stock increased from 124,113,887 shares at June 30, 2012 to 182,988,347 shares at June 30, 2013.

Statement of operations – June 30, 2013

General and administrative expenses

During the twelve months ended June 30, 2013 the Company incurred $4,122,016 of general and administrative expenses compared to the $1,898,839 recorded for the twelve months ended June 30, 2012.  The increase of $2,223,177 can be attributed to an increase in stock based compensation expense of $1,063,093, travel expense of $64,097 and an increase in executive compensation of $755,110.

Included in the expenses for the current twelve months were stock based compensation of $1,582,974, office & general expense of $911,863, executive compensation of $796,004, non-executive compensation of $460,442, legal and audit of $101,037, travel expense of $130,915, and meeting expense of $11,635.

Research and development expenses.

The Company incurred research and development expenses of $91,804 in the twelve months ended June 30, 2013, as compared to $16,649 in the twelve months ended June 30, 2012.  The Company has two development agreements in place with major universities.  One development agreement is to optimize the printing process of solar cells and the other development agreement is to optimize the manufacturing process for quantum dots.

Amortization of convertible debenture discount

The convertible debenture discount of $1,500,000 was amortized over the original 36 month term of the debenture using the effective interest method.  The debenture was issued on November 4, 2008.  Amortization recorded for the twelve month period ended June 30, 2013 was $0.  The amortized balance of the discount at June 30, 2013 is $0 resulting in the convertible debenture value on the balance sheet net of the discount $1,500,000.  At June 30, 2012 the amortization for the twelve months was $586,322.

Amortization of deferred finance cost

This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost was amortized using the effective interest method over the thirty-six month life of the debenture.  Amortization expense recorded for the twelve month period ended June 30, 2013 and 2012 was $0 and $36,167, respectively.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008.  Interest expense recorded for the period ended June 30, 2013 was $151,707 compared to $161,544 in the prior year ended June 30, 2012.

According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.   In the year ended June 30, 2013, the Company issued 2,176,247 shares of the Company’s restricted Common Stock to pay $121,333 of accrued interest.   As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  The effect of this extra interest expense for the twelve months ended June, 30 2012 is $40,877.  During the year ended June 30, 2012, the company issued 1,316,608 shares of the Company’s restricted Common Stock to pay $161,544 of accrued interest.  The effect of the reduced interest expense for the year ended June 30, 2013 is $40,211.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the year ended June 30, 2013 was $441,000 as compared to the change in value recorded in the year ended June 30, 2011 of ($877,000).

Option and Warrant expense

During the year ended June 30, 2012, the Company issued 3,750,000 options to two individuals for services.  Options were valued using the Black Scholes Model, resulting in a valuation of $471,023 to be ratably recognized over the vesting period of the grants.  Expense, in the amount of $383,530 was recognized in the current year and included in operating expense.

The Company issued 2,000,000 common stock warrants related to the debenture extension and has attributed $138,800 to the warrant value using the Black Scholes price model during the year ended June 30, 2013.  The value will be expensed over the duration of the debenture extension, as such, $99,252 of the warrant value was recognized as expense in current fiscal year, with the remainder of $39,548 to be recognized in the subsequent fiscal year.

The Company issued 5,415,725 common stock options to employees in exchange for salaries owed and has attributed $440,840 to the options value using the Black Scholes price model during the year ended June 30, 2013.  As $216,629 was previously recognized as salary expense, the remainder of $224,211 was recognized in the current year and included in operating expense.

The Company issued 15,000,000 shares of common stock and options to purchase an additional 15,000,000 shares to executives as part of their employment agreements entered into during the fiscal year and has attributed $1,036,500 to the options value using the Black Scholes price model.  The expense will be recognized over the terms of the employment agreements.  $52,790 was recognized in the current year and included in operating expense.

The Company issued 2,000,000 common stock options to two individuals for services.  The options were valued using the Black Scholes Model, resulting in a valuation of $136,200, to be recognized over the vesting period of the grants.  Expense, in the amount of $34,703, was recognized in the current year and included in operating expense.

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

Messineo & Co, CPAs LLC 2471 N. McMullen Booth Rd Ste. 302 Clearwater, FL 33759-1362 T: (727) 421-6268 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Quantum Materials Corp.
San Marcos, TX

We have audited the accompanying consolidated balance sheets of Quantum Materials Corp., a development stage company, as of June 30, 2013 and 2012 and the related consolidated statements of operations, stockholders' deficit and consolidated cash flows for the years then ended and for the period May 19, 2008 (date of inception) through June 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.   Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of Quantum Materials Corp. as of June 30, 2013 and 2012, and the results of its consolidated operations and its consolidated cash flows for the years then ended and for the period May 19, 2008 (date of inception) through June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues, has incurred recurring losses resulting in a stockholders’ deficit, has negative cash flows from operating activities, and a working capital deficit. The Company requires additional equity funding or financing to commence its operating plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co., CPAs, LLC
Clearwater, Florida
October 3, 2013

Quantum Materials Corp.
(A Development Stage Company)
Consolidated Balance Sheets
For the years ending June 30, 2013 and June 30, 2012

	June 30	June 30
	2013	2012

ASSETS
Current
Cash	$172,431	$15,261

Total current assets	172,431	15,261

Furniture and equipment, net of deprecation of $13,072 and $11,912	-	1,160
Licenses	55,000	55,000

Total other assets	55,000	56,160

Total assets	$227,431	$71,421

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued Liabilities	$287,583	$151,573
Accrued liabilities - related party	1,513,978	1,018,945
Accrued expenses	72,500	72,500
Deferred revenue	899	899
Fair value of derivative liabilities	787,000	346,000
Convertible debenture, net of discount	-	1,500,000

Total current liabilities	2,661,960	3,089,917

Convertible debenture, net of discount	1,500,000	-
Total liabilities	4,161,960	3,089,917

Stockholders' deficit
Common stock, $0.001 par value,
400,000,000 shares authorized,
Issued and outstanding 182,988,347 and 124,113,887, respectively	182,988	124,114
Additional paid-in capital	12,255,288	8,324,417
Deficit accumulated during the development stage	(16,372,805)	(11,467,027)

Total stockholders' deficit	(3,934,529)	(3,018,496)

Total liabilities and stockholders' deficit	$227,431	$71,421

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ending June 30, 2013 and June 30, 2012
For the period from May 19,2008 (inception) to June 30, 2013

			Inception
	Year Ended		through
	June 30		June 30
	2013	2012	2013

Operating expenses:
General and administrative	$4,122,016	$1,898,839	$12,712,016
Research and development	91,803	16,649	875,345

Total operating expenses	4,213,819	1,915,488	13,587,361

Loss from operations	(4,213,819)	(1,915,488)	(13,587,361)

Other expenses (income):
Amortization of convertible debenture discount	-	586,730	1,468,837
Amortization of deferred finance cost	-	36,167	315,000
Change in fair value of derivative liabilities	441,000	(877,000)	291,088
Gain on accounts payable writedowns	-	(652,505)	(652,505)
Interest expense	151,707	161,544	765,785
Warrant expense	99,252	195,266	597,239

Total other expenses (income)	691,959	(549,798)	2,785,444

Net loss	$(4,905,778)	$(1,365,690)	$(16,372,805)

Basic and diluted loss per common share	$(0.03)	$(0.01)

Weighted average number of common
shares outstanding	145,520,782	115,627,670

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
For the period from May 19,2008 (inception) to June 30, 2013

				Deficit
				accumulated
			Additional	during the	Total
	Common Stock		paid in	development	Stockholders
	Shares	Amount	capital	stage	Equity

Inception, May 19, 2008	-	$-	$-	$-	$-
Issuance of common stock	37,000,000	37,000	(33,300)	-	3,700
Net loss to June 30, 2008				(3,700)	(3,700)

Balance June 30, 2008	37,000,000	37,000	(33,300)	(3,700)	-

Common stock sold at $0.01 per share	4,250,000	4,250	38,250	-	42,500
Issuance of common stock in connection
with recapitalization	24,600,000	24,600	(26,802)	-	(2,202)
Common stock issued with debenture	3,525,000	3,525	574,388	-	577,913
Beneficial conversion feature of shares
issued with debenture	-	-	577,913	-	577,913
Common stock issued for debenture interest payable	506,493	506	38,494	-	39,000
Warrant issued with standstill agreement			34,148	-	34,148
Net loss year ended June 30, 2009				(2,020,485)	(2,020,485)

Balance June 30, 2009	69,881,493	69,881	1,203,091	(2,024,185)	(751,213)

Cummulative effect of derivative valuation	-	-	(212,184)	162,643	(49,541)
Common stock issued for debenture interest payable	1,511,937	1,512	194,329	-	195,841
Stock based compensation	2,250,000	2,250	1,229,567	-	1,231,817
Common stock issued for services	7,100,000	7,100	796,900	-	804,000
Warrant issued with standstill agreement	-	-	179,913	-	179,913
Common stock sold at $0.08 per share	3,125,000	3,125	246,875	-	250,000
Net loss year ended June 30, 2010	-	-	-	(4,423,767)	(4,423,767)

Balance June 30, 2010	83,868,430	$83,868	$3,638,491	$(6,285,309)	$(2,562,950)

Stock based compensation	8,499,034	8,499	21,501	-	30,000
Common stock issued for cash	3,141,277	3,141	294,359	-	297,500
Stock warrants issued with common stock	-	-	122,808	-	122,808
Common stock issued for services	11,525,000	11,525	1,202,475	-	1,214,000
Common stock issued for debenture interest payable	1,629,239	1,630	206,063	-	207,693
Common stock issued for settlement of liabilities	1,988,466	1,989	283,156	-	285,145
Stock warrants issued for forgiveness of accrued wages	-	-	876,952	-	876,952
Net loss to June 30, 2011	-	-	-	(3,816,028)	(3,816,028)

Balance June 30 2011	110,651,446	$110,652	$6,645,805	(10,101,337)	(3,344,880)

Stock based compensation	-	-	-	-	-
Common stock issued for cash	4,895,833	4,896	440,104	-	445,000
Stock warrants issued with common stock	-	-	4,866	-	4,866
Common stock issued for services	7,250,000	7,250	862,750	-	870,000
Stock options issued for services	-	-	20,264	-	20,264
Stock options issued for extension of debenture terms	-	-	190,400	-	190,400
Common stock issued for debenture interest payable	1,316,608	1,316	160,228	-	161,544
Net loss to June 30, 2012	-	-	-	(1,365,690)	(1,365,690)

Balance June 30 2012	124,113,887	$124,114	$8,324,417	(11,467,027)	(3,018,496)

Common stock issued for cash	22,388,375	22,388	609,849		632,237
Stock warrants attached to common, proceeds allocated			65,361		65,361
Common stock issued for debenture interest payable	2,176,247	2,176	149,531		151,707
Common stock issued in exchange for accrued salaries	14,540,589	14,541	523,999		538,540
Common stock issued in exchange for accounts payable	137,400	137	7,673		7,810
Fair market value of shares issued in excess of liabilities			263,687		263,687
Common stock issued for employment agreement	15,000,000	15,000	1,035,000		1,050,000
Common stock issued for services	4,631,849	4,632	264,656		269,288
					-
Stock options issued for services			471,023		471,023
Stock options issued with employment contracts			440,840		440,840
Stock options issued for extension of debenture terms			99,252		99,252

Net loss to June 30, 2013				(4,905,778)	(4,905,778)

Balance June 30, 2013	182,988,347	$182,988	$12,255,288	(16,372,805)	(3,934,529)

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the period from May 19,2008 (inception) to June 30, 2013 and period from May 19, 2008 (inception) through June 30, 2012

	Year	Year	Inception
	ended	ended	through
	June 30	June 30	June 30
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,905,778)	$(1,365,690)	$(16,372,805)
Adjustments to reconcile net loss to net cash	-
used in operating activities:	-
Stock issued for services	1,582,975	870,000	6,966,347
Options issued for services	911,863	-	911,863
Stock issued for debenture interest	151,707	161,544	755,785
Warrant expense	99,252	215,530	617,503
Depreciation and amortization	1,160	2,661	15,539
Amortization of convertible debenture discount	-	586,729	1,468,837
Amortization of deferred finance cost	-	36,167	315,000
Change in fair value of embedded derivative	441,000	(877,000)	291,088
Net change in:	-
Deferred revenue	-	-	899
Accounts payable and accrued liabilities	143,820	(632,696)	601,924
Accrued liabilities - related party	1,033,573	572,918	1,757,093

Cash flows used by operating activities	(540,428)	(429,837)	(2,670,927)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	-	-	(55,000)
Proceeds from disposal of furniture and equipment		-	5,343
Purchase of furniture & equipment	-	-	(20,883)

Cash flows provided by investing activities	-	-	(70,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	697,598	445,000	1,728,898
Proceeds from related party advances	-	-	-
Proceeds from convertible debenture issued	-	-	1,500,000
Payment of deferred finance cost	-	-	(315,000)

Cash flows provided by financing activities	697,598	445,000	2,913,898

NET INCREASE (DECREASE) IN CASH	157,170	15,163	172,431

Cash, beginning of the period	15,261	98	-

Cash, end of the period	$172,431	$15,261	$172,431

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Non cash transactions
Issuance of common stock in connection
with recapitalization	$-	$-	$2,202
Cumulative effect of change in accounting
principle on convertible notes	$-	$-	$(49,541)
Accounts payable write down	$-	$652,505	$-
Stock issued in exchange for:
Accrued salaries	$538,540	$-	$538,540
Accounts payable	$7,810	$-	$7,810

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements for year ended June 30, 2013

Note 1. Basis of Presentation

The consolidated balance sheets and the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended June 30, 2013 and 2012 and the period from May 19, 2008 (inception) through June 30, 2013 of Quantum Materials Corp ("Quantum Materials" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC").

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2013, the Company had not yet achieved profitable operations, has accumulated losses of $16,372,805 since its inception, has a working capital deficit of $1,861,529, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and substantial additional financing estimated at $3,000,000 during fiscal 2014 to maintain and expand its development stage operations. The Company is exploring all financing options at this time, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all.

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

Fair value of financial instruments
The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

Beneficial conversion
Debt instruments that contain a beneficial conversion feature are recorded as a deemed dividend to the holders of the convertible debt instruments. The deemed dividend associated with the beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the debt instrument limited to the value received. The beneficial conversion amount is recorded as a deemed dividend or interest expense and an increase to additional paid-in-capital.  The beneficial conversion has been fully accreted to the face value of the original loan and interest expense has been recognized.

Derivative financial instruments
Derivatives are initially recognized at fair value on the date a derivative contract is entered into and are subsequently re-measured at their fair value at the balance sheet date. These instruments are presented under ‘Fair value of derivative liabilities’ in current liabilities when they are expected to mature within 12 months of the balance sheet date or conversion option is available to holder. The method of recognizing the resulting gain or loss is a charge or credit to other operating expense ‘Change in fair value of derivative liabilities’.  Derivatives are calculated using the Black-Sholes method.

Research and development costs
Research and development costs are expensed as they are incurred.  Research and development expense was $91,803, $16,649 and $875,345 for the years ended June 30, 2013 and 2012 and from May 19, 2008 (inception) to June 30, 2013, respectively.

Stock compensation awards
The Company follows ASC 718 when accounting for stock compensation awards to employees. Compensation cost is based on the stock’s fair value at grant date by the board of directors.  Compensation costs, which includes shares issued in exchange for services and options and warrants issued to employees and consultants, are valued at fair market value and charged to operations.  Options and warrants issued to debt holders are valued at fair market value and charged to other expense, as a financing cost.  Total expenses recognized for all options and warrants, at a fair value calculated using the Black-Scholes method, was $2,745,797 in the year ended June 30, 2013 and $1,247,074 in the year ended June 30, 2012.  Option and warrant expense is recognized over the vesting period.

Basic and diluted loss per share
The Company reports basic loss per share in accordance with the ASC 260, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided as it would anti-dilutive.  Dilution is computed by applying the treasury stock method.  There were approximately 26,165,725 common stock equivalents as of June 30, 2013, resulting from options and warrant issuances.

Recently Adopted Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's consolidated financial position, consolidated results of operations or consolidated cash flow.

Note 4. Furniture and equipment

Components of furniture and equipment consist of the following items as of June 30, 2013 and 2012:

	2013	2012

Office equipment	$11,448	$11,448
Office furniture	1,624	1,624
	13,072	13,072
Accumulated amortization	13,072	11,912
	$-	$1,160

Note 5.  Related party transactions

The Company expensed management fees to the CEO / major shareholder as well as other related party executives of $538,540 and $843,405 in the years ended June 30, 2013 and 2012, respectively.  The Company was not able to pay the majority of these fees with cash; however, in November 2010, May 2011 and January 2013 the Company’s executive officers and directors converted accrued salaries of $726,500 and bonuses of $181,625 totaling $908,125 into warrants to purchase 9,374,999 shares, exercisable at $0.075 per share over a period of five years expiring November 4, 2015, warrants to purchase 1,863,635 shares, exercisable at $0.11 per share over a period of five years expiring May 18, 2016, and warrants to purchase 5,415,725 shares, exercisable at $0.05 per share over a period of five years expiring Jan 22, 2018 and 14,540,588 shares of common stock.  The excess of the fair market value of the shares issued in exchange for the accrued salaries was $263,687 for the year ending June 30, 2013, which has been charged to compensation expense.  Additionally, the fair market value of the warrants to purchase shares have been charged to compensation expense in the period issued.

As a result the accrued liabilities related party was $1,513,978 and $1,108,945 as of June 30, 2013 and 2012, respectively.

During the twelve months ended June 30, 2013 the Company recorded $11,520 of rent expense for the use of executive office space in the home of the CEO / major shareholder, all of which was included in the accrued liabilities for related parties.

In January 2011 the Company issued 10,000,000 restricted shares to Stephen Squires the CEO in recognition of his support of the Company and in cancellation of all outstanding cash loans and payments made on behalf of the Company totaling $270,145.

Note 6.  Convertible debentures

Balance of convertible debentures consist of the following as of June 30, 2013 and 2012:

	2013	2012

Convertible debenture	$1,500,000	$1,500,000
Debenture discount amortized	-	-
Debenture warrant value amortized	-	-

	$1,500,000	$1,500,000

On November 4, 2008, Quantum Materials Corp entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of Quantum Materials Corp (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture originally had a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is prepayable by Quantum Materials Corp at any time without penalty, subject to the Debenture holders’ conversion rights.  Beginning in 2011, the Company has obtained a series of annual one year extensions of the original maturity date of the Debentures, and is currently extended through November 4, 2014. In partial consideration of such a loan extension, the Company agreed to issue to the Debenture holders warrants to purchase an aggregate of 2,000,000 shares, for each extension, of Common Stock exercisable at $.10 per share. These Warrants contain cashless exercise provisions in the event that there is no current registration statement filed. The maturity date was extended to November 4, 2014 in June 2013 and the conversion price per share was lowered as described below.

In recognition of the 3,525,000 shares issued at origination, the Company recorded a discount of $1,155,826.  The discount is made up of two components: $577,913 related to the discount for the relative fair value of the shares issued; and $577,913 related to a beneficial conversion feature. The discount was amortized over the 3 year life of the debenture, using the interest rate method, and recorded as interest expense. Each Debenture is convertible at the option of each Lender into Quantum Materials Corp’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”) at a conversion price of $.2667 per share (the “Conversion Price”).   In October 2010, the conversion price was decreased to $0.12 per share and in June 2013, the conversion price was lowered to $.06 per share.

The Registration Rights Agreement requires Quantum Materials Corp to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event Quantum Materials Corp fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale.  The Debentures are secured by the assets of Quantum Materials Corp and are guaranteed by Solterra as Quantum Materials Corp’s subsidiary. To date, no registration statement has been filed by the Company or demanded by the Debenture Holders

In the event the Debentures are converted in their entirety, Quantum Materials Corp would be required to issue an aggregate of 25,000,000 shares of Quantum Materials Corp’s Common Stock, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of Quantum Materials Corp’s Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction Documents.  As of the filing date of this Form 10-K, the Company believes it is in compliance with terms of the Transaction Documents and Debenture Holders have taken no action under the Transaction Documents to accelerate the payment date under the Debentures or any other rights or remedies that they may have thereunder

In connection with the Standstill Agreement, the Company recorded $34,148 as additional debt discount for the modification of terms, which will be amortized over the life of the debt. The Company determined the conversion feature issued to the Noteholders to convert their interest into the common stock of Solterra was a derivative liability. The Company determined the value of the derivative liability was nominal due to the low probability of the Company or Solterra raising $2.0 million during the Standstill Agreement.

The deferred financing costs related to the issuance of the debenture are recorded as deferred charges and are being amortized over 36 months using the effective interest method.  Amortization expense was $0 and $36,167 respectively for the years ended June 30, 2013 and June 30, 2012.  Interest, attributable to the deferred financing costs have been fully accreted and charged to expense.

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

 Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  At the date of the original transaction, we valued the convertible note that contains down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of July 1, 2009.  Using assumptions, consistant with the original valuation, the Company has subsequently used the Black-Scholes model for calculating the fair value, as of June 30, 2013 and 2012.   The fair value of the derivatives as of July 1, 2009 upon implementation of ASC 815-40-15 was estimated by management to be $495,912.  As part of implementing ASC 815-40-14 the Company decreased the accumulated deficit by $162,643 and decreased additional paid in capital by $212,184 and increased the discount on the convertible debenture by $446,371.  The adjustment to the accumulated deficit was a result of the interest expense recorded in connection with the original derivative liability and the reversal of prior amortization expense, and the change in fair value of the derivative liability as of July 1, 2009.

	As of June 30, 2013
	Fair Value Measuring Using
	Carrying
	Value	Level 1	Level 2	Total
Derivative Liabilities	$787,000	-	-	$787,000
Total Derivative Liabilities	$787,000	-	-	$787,000

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twelve months of fiscal year 2013:

	Fair Value
	Measurements
	Using Level 3
	Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of July 1, 2012	$346,000	$346,000
Total (Gains) or Losses (realized/unrealized) Included in Net Loss	441,000	441,000
Purchases, issuances and Settlements	-	-
Transfers in and/or out of Level 3	-	-
Ending Balance at June 30, 2013	$787,000	$787,000

The following assumptions were used in the calculation of the derivative liability:

	June 30, 2013	June 30, 2012
Weighted Average:
Stock Price	$0.058	$0.07
Strike Price	$0.06	$0.12
Dividend rate	0.00%	0.00%
Risk-free interest rate	1.04%	1.08%
Expected lives (years)	1.25	1.17
Expected price volatility	134.3%	131.4%
Forfeiture Rate	0.00%	0.00%

Note 8. Equity Transactions:

Common stock

On January 20, 2010 the stockholders of the Company by majority of written consent approved the filing of an amendment to the Company's Article of Incorporation to change the name of the corporation from Hague Corp. to Quantum Materials Corp. and to increase the authorized common stock to 200,000,000 shares, $.001 par value.  The stockholders also ratified the Company's compensation plan covering 10,000,000 options to purchase shares of common stock.  This plan provides for the direct issuance of common stock or the grant of options thereunder.  The Amendment to the Company's Article of Incorporation was filed March 23, 2010 with the secretary of the state of Nevada. In March 2013, the stockholders approved an amendment to its Articles of Incorporation to increase the authorized common shares to 400,000,000 shares. The Amendment to the Company's Article of Incorporation was filed April 4, 2013 with the secretary of the state of Nevada. In January 2013, the Company’s Board approved the 2013 Employee Benefit and Consulting Services Compensation Plan covering 20,000,000 shares, which automatically increased to 60,000,000 shares on March 29, 2013.

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

During the year ended June 30, 2013 the Company issued 22,388,375 common shares for total cash proceeds of $697,598.  The selling price per share ranged from $0.03 to $0.12 per share or an average price of $0.0336 per share.  The April 2013 stock offering included warrants to purchase an additional 1,659,000 shares of common stock at $.12 per share.  The Company allocated $65,361 of the total proceeds of $199,080 from that offering to additional paid in capital.

In September 2012, January 2013, March 2013 and June 2013 the Company issued 2,176,247 of restricted common shares to pay accrued interest on the convertible debentures of $151,707, which included provisional interest in the amount of $30,374, for the 12 months from June 1, 2012 to June 1, 2013.

During the year ended June 30, 2013 the Company issued 14,540,589 shares of common stock in exchange for accrued salaries in the amount of $538,540, for services previously performed.  The Company issued shares at a bonus rate, whereby the fair market value of the share, at the date of grant, was $799,732.  The variance of the fair market value over the accrued salaries, in the amount of $261,192 was charged to compensation expense.   Additionally, 137,400 shares were issued in satisfaction of outstanding accounts payable of $7,810.  The fair market value of these shares was $10,305 at the date of grant, resulting in compensation of $2,495 charged to compensation expense.

In the quarter ended June 30, 2013, the Company issued 15,000,000 shares and 15,000,000 stock options to executives related to their employment agreements under the 2013 stock option plan.  The fair value of the stock was $1,050,000 and has been recognized as compensation expense in the year ended June 30, 2013.

During the year ended June 30, 2013 the Company issued 4,631,849 shares of common stock to employees and consultants.  The fair market value of the shares, at the date of grant, was $269,288, which has been recognized as compensation expense for the year ended June 30, 2013.

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

In December 2011, the Company issued 2,000,000 warrants, for the extension of the debenture maturity date.  The warrants are exercisable at $.08 per share, expiring December 18, 2014.   The Company valued these options using the Black Sholes Model, recognizing warrant expense in the amount of $190,400 for the year ended June 30, 2012 and $0 for the year ended June 30, 2013.

The Company issued 2,000,000 common stock warrants on October 31, 2009 in connection with a loan extension.  The warrants expire on October 31, 2014.The Company has attributed $179,913 to the warrant value using the Black Scholes price model, expensed prior to June 30, 2012.  The aforementioned warrants were not exercised as of June 30, 2013.

During the year ended June 30, 2011 the Company issued 1,777,110 warrants to purchase the Company’s common stock.  These warrants were issued in capital raise transactions through the sale of the company’s common stock.  The warrants are exercisable in a range from $0.08 to $0.25 per share over a period with a range of 24 months to 36 months.  The Company has attributed $122,808 to the warrant value using the Black Scholes price model and has recognized the expense prior to June 30, 2012.   The aforementioned warrants were not exercised as of June 30, 2013.

In October 2012, the Company issued 2,000,000 warrants to the debenture holders.  The warrants are exercisable at $.08 per share, expiring October 12, 2015.  In June 2013 and additional 2,000,000 warrants were issued to the debenture holders for additional time extension, through November 4, 2014.  These warrants are also exercisable at $.08 per share, exercisable through January 28, 2018.  The Company valued these options using the Black Sholes Model, recognizing warrant expense in the amount of $99,252 and $190,400 for the year ended June 30, 2013 and 2012, respectively.

Stock Options

In the quarter ended March 31, 2012 the Company issued stock options to employees for the purchase of 3,500,000 shares of common stock.  The options are exercisable at a price per share of $0.03, for a five (5) year term.  The Company will ratably recognize $392,500 of expense over the period.  The Company recognized $373,144 and $19,356 of compensation expense (included in general and administrative expense) for the years ended June 30, 2013 and 2012, respectively.

In the quarter ended June 30, 2012, the Company issued stock options to employees for the purchase of 250,000 shares of common stock.  The options are exercisable at a price per share of $0.04, for a five (5) year term.  The Company will ratably recognize $10,925 of expense over the period.  The Company recognized $10,386 and $539 of compensation expense (included in general and administrative expense) for the year ended June 30, 2013 and 2012, respectively.

In the quarter ended March 31, 2013 the Company issued under the Company’s 2013 stock option plan 5,415,725 stock options to employees in exchange for salaries accrued.  The options are exercisable at a price per share of $0.05, for a five (5) year term.  The Company calculated the fair value of the options to be $440,840 using the Black Scholes price model, which has been recognized as compensation expense in the year ending June 30, 2013.

In the quarter ended June 30, 2013, the Company issued 15,000,000 shares and 15,000,000 stock options to executives related to their employment agreements under the 2013 stock option plan.  The options are exercisable at a price per share of $0.05 through March 29, 2023.  The Company calculated the fair value of the options to be $1,036,500 using the Black Scholes price model.  Of this amount, $52,790 has been recognized as compensation expense in the year ended June 30, 2013.

In the quarter ended March 31, 2013 the Company issued 2,000,000 stock options to two service providers in exchange for services.  The options are exercisable at a price per share of $0.05, for a ten (10) year term.  The Company calculated the fair value of the options to be $136,200 using the Black Scholes price model.  Of this amount, $34,703 has been recognized as compensation expense.

The following assumptions were used in the calculation of warrant and option expense:

	June 30, 2013	June 30, 2012
Weighted Average:
Stock Price	$0.078	$0.12
Strike Price	$0.024	$0.048
Dividend rate	0.00%	0.00%
Risk-free interest rate	1.80%	1.08%
Expected lives (years)	4.695	3.375
Expected price volatility	132.85%	130.00%
Forfeiture Rate	0.00%	0.00%

The following table summarizes warrants that are issued, outstanding and exercisable.

		Warrants Issued & Outstanding
Exercise	Expiration	June 30	June 30	June 30
Price	Date	2013	2012	2011
$0.25	Dec 1, 2010			-
$0.10	Oct 31, 2014			2,000,000
$0.08	Sep 23, 2015			625,000
$0.075	Nov 4, 2015			10,508,331
$0.15	Apr 5, 2013			100,000
$0.15	Apr 26, 2013			100,000
$0.13	Apr 28, 2013			250,000
$0.08	May 10, 2014			312,500
$0.11	May 18, 2016			2,909,089
$0.16	May 24, 2013			227,273
$0.20	Jun 7, 2013			90,909
$0.25	Jun 10, 2013			71,428
$0.08	Dec 18, 2014		2,000,000
$0.03	March 31, 2017		3,500,000
$0.04	June 1, 2017		250,000
$0.08	Oct 12, 2015	2,000,000

		2,000,000	5,750,000	17,194,530

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

Option activity was as follows for the twelve months ended June 30, 2013 and the twelve months ended June 30, 2012.

	2013		2012
	Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Shares reserved	10,000,000		10,000,000
Outstanding at beginning of year	9,200,000	$0.0628	8,950,000	$0.0638
Granted	-		250,000	0.0400
Exercised	-		-
Forfeited/cancelled	-		-

Outstanding at end of period	9,200,000	$0.0628	9,200,000	$0.0628

Remaining options available to be issued	800,000		800,000

In January 2013 the Board of Directors authorized the approval of a stock option plan covering 20,000,000 shares of common stock, which was later increased to 60,000,000 shares on March 29, 2013 and approved by stockholders on March 18, 2013.  The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options.

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

License Agreement - Work-Study Arrangements

License Agreement with Rice University

On August 20, 2008, Solterra entered into a License Agreement with Rice University.  In August 2013, Solterra entered into an amended License Agreement and Quantum Materials entered into a new License Agreement with Rice. Rice is the owner of certain inventions and patent applications, know-how and rights pertaining to the synthesis of uniform nanoparticle shapes with high selectivity.  We have obtained the exclusive rights to license and sublicense (subject to Rice’s consent, which shall not be unreasonably withheld), develop, manufacture, market and exploit Rice’s inventions, patent applications and any issued patents in the case of Solterra, for the manufacture and sale of photovoltaic cells and photovoltaic applications and in the case of Quantum Materials for the manufacture and sale of quantum dots for electronic and medical applications (excluding photovoltaic applications). With respect to Rice’s patent applications, Rice made a provisional filing for an invention disclosure titled “synthesis of uniform nanoparticle shapes with high selectivity” with the United States Patent and Trademark Office on April 13, 2007 and a subsequent utility filing on April 11, 2008 under the Patent Cooperation Treaty (“PCT”). PCT enables the U.S. applicant to file one application, "an international application," in a standardized format in English in the U.S. Receiving Office (the U.S. Patent and Trademark Office), and have that application acknowledged as a regular national or regional filing in any State or region that is party to the PCT. Dr. Michael Wong is a director of our company and is the inventor of Rice’s patent application licensed by Solterra.

Our initial agreement with Rice requires the payment of certain patent fees to Rice and for us to acquire additional funding and to meet certain milestones by specific dates.  Rice and the Company recently established new milestones for the Company to achieve in the months and years ahead, the failure of which could lead to the termination of the license agreement.

Rice is entitled to receive during the term of each License Agreement certain royalties under the License Agreement of adjusted gross sales (as defined) ranging from 2% to 4% for photovoltaic cells and 7.5% of adjusted gross sales for quantum dots sold in electronic and medical applications. Minimum royalties payable under the License Agreement include $29,450 due January 1, 2015, $217,000 due January 1, 2016, $648,750 due January 1, 2017, $2,038,500 due January 1, 2018 and $3,738,600 due January 1, 2019 and each January 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index.  The term of the License Agreement is to expire on the expiration date of Rice’s rights in its intellectual property and the Licensee’s rights are worldwide. Our Agreement, as amended, with Rice provides for termination of each Agreement in the event that we are determined to be insolvent as defined in the Agreements.

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

Employment agreements

The Company has three employment agreements in effect.  The CEO and Vice President of Research and Development each has a five year agreement which started in January 2013.   The CTO had an employment agreement which was in effect until August 2013 when he resigned his position with the Company.

Summary

Fiscal	Services		Employment	License
Year	agreements		agreements	agreements	Total
2014		$	$525,000	-	$525,000
2015			525,000	54,450	579,450
2016			525,000	392,000	917,000
2017			525,000	848,750	1,373,750
2018			262,500	2,238,500	2,501,000
Thereafter			-	3,938,600	3,938,600

Total	$-		$2,362,500	$7,472,300	$9,834,800

Note 10.  Income taxes

Quantum Materials Corp. follows the guidance of ASC 740, "Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following for the period ending June 30:

	June 30	June 30
	2013	2012
Federal income tax benefit attributed to:
Current operations	$1,668,000	$393,000
Less, Change in valuation allowance	(1,668,000)	(393,000)

	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30	June 30
	2013	2012
Deferred tax asset attributed to:
Net operating loss carryover	5,111,450	3,443,450
Less, Change in valuation allowance	(5,111,450)	(3,443,450)

	$0	$0

At June 30, 2013, Quantum Materials Corp. had an unused net operating loss carryover approximating $5,111,450 that is available to offset future taxable income; expiring beginning in 2028. United States tax regulations impose limitations on the use of NOL carry forwards following certain changes in ownership.  If such a change were to occur with respect to the Company, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change, the subsequent merger result in limitation on the use of NOL carry forwards.

Under regulations, the Company has open tax years, subject to audit, beginning for the year ended June 30, 2010.

Note 11.  Subsequent Events

Effective August 30, 2013, Dr. Robert Glass resigned his position as CTO and his board of director designation to pursue other endeavors.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

History of auditor changes:

In December 2012 Peter Messineo, CPA (“PM”) merged into the firm known as DKM Certified Public Accountants (“DKM”).  PM had audited our June 30, 2012financial statements.  In April 2013 the agreement of DKM and PM was terminated.  The Company, with approval of the Board of Directors, changed audit firm from DKM to Messineo & Co, CPAs, LLC (“M&Co”).  M&Co is the successor firm of the registration of PM.  There were no disagreements with DKM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.
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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Company’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2013, Quantum Materials Corp. maintained effective internal control over financial reporting, although we did recognize a significant deficiency.  This deficiency of not having sufficient qualified staff has resulted in the Company being unable to file our 10-K for the year ending June 30, 2013 in a timely manner.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

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

Item 9.B.  Other Information.

Not Applicable.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The names, ages and principal occupations of the Company's present officers and directors are listed below, it being understood that there are currently two vacancies on the Board of Directors, including one resulting from the August 2013 resignation of Robert Glass.

Name	Age	Position with the Company (1)
Stephen Squires (2)	54	President and Chief Executive Officer and Director
Christopher Benjamin	39	Acting Chief Financial Officer
Dr.Ghassan E. Jabbour	51	Chief Science Officer, Director
Dr. Michael S. Wong	40	Director
David Doderer	42	Vice President of Research and Development
Robin Squires (2)	31	Vice President of Administration
____________
(1) (2)	Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting. Stephen Squires and Robin Squires are married.

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

Background

The following is a brief summary of the background of each director, director nominee and executive officer of our company:

Stephen Squires has over 25 years of experience in turnarounds, startups, business development, mergers and acquisitions and strategic planning. Mr. Squires is skilled at identifying emerging technologies and driving commercialization/global market introduction to position companies for growth. From 1977 to 1983, he worked at McDonnell Douglas Corporation, a company engaged in the business of building advanced tactical fighter aircraft and space vehicles, developing and adapting advanced materials for combat aircraft applications. From1983 to 2001, Mr. Squires, as founder, served as President and Chief Executive Officer of Aviation Composite Technologies, Inc., a company whose principal business was the engineering, design, manufacture and refurbishment of advanced composite aero structures. Under Mr. Squire’s leadership the company grew from zero to over 200 employees and operated a 100,000 square foot state of the art facility. Aviation Composite was merged with USDR Aerospace in 2001. Prior to his employment with the Company which commenced upon the closing date of the Agreement and Plan of Reorganization, Mr. Squire’s principal occupation was consulting and advising in the areas of advanced materials, nanotechnology, applications engineering, strategic international marketing with emphasis on middle east and commercialization of emerging technologies for Orasi LLC. Since 1998, Mr. Squires has pursued his interests in advanced materials such as nano fibers and nanotubes where he quickly recognized the potential of the unique quantum features these materials held. Mr. Squires' extensive business, managerial, executive and leadership experience in a variety of industries, particularly qualifies him for service on the Board. Mr. Squires has had experience working for McDonnell Douglas Corporation and Aviation Composite Technologies, each of which brings valuable business experience to the Board.

Christopher Benjamin has served as Chief Financial Officer of the Company since June 2011. Mr. Benjamin's experience includes both public and private company financial reporting expertise, which he brings to the Board of Directors. Based in Phoenix, AZ, Mr. Benjamin has served as President of Rogue CFO Consulting since November 2007. Prior to this, Chris spent 12 years in the corporate world, with his last several years spent as CFO to growth stage ventures. His responsibilities at these companies included monthly financial reporting and analysis, audit and cash management, forecasting, oversight of the General Ledger, as well as ensuring compliance with GAAP, FASB and SEC reporting standards. Earlier in his career when working with larger corporations his responsibilities included serving as Controller and being involved in Sarbanes Oxley process documentation, process flow creation and SEC reporting support. He received his M.B.A. from the University of Washington in Seattle in 2007 and a B.A. in accounting from the University of Fraser Valley in Abbotsford, British Columbia, Canada in 1997.

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

Robin Squires, Robin Squires, Vice President of Administration since January 2013, has served as a bookkeeper and controller of the Company since November 2008.  Prior to that time, she founded a small home services company in 2001 and she was with that Company until _2003.  Mrs. Squires organizational skills have served her well in supporting the executive staff. She is currently pursuing an MBA at ASU.

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

Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, we believe that Stephen Squires, Robin Squires, David Doderer and Robert Glass each had at least one form 3, 4 or 5 filed late for the fiscal year ended June 30, 2013.

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

The Board of Directors, acting as the nominating committee on December 2, 2009, by unanimous written consent, approved our then five directors for election by the Consenting Stockholders in Lieu of an actual meeting, which occurred in January 2010.  (Note: No other meeting of the Board acting as the nominating committee has been held since December 2009.) Based upon the size of the Company and the Board’s familiarity with the Company since its inception, the Board also has determined that each of the Directors is qualified to suggest nominees for consideration to the nominating committee. The Board of Directors, when acting as the nominating committee, is generally responsible for:

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

The Code of Ethics was previously filed as an exhibit to our report on Form 10-K for the fiscal year ended June 30, 2008. Management intends in the future to review the Code of Ethics and will consider appropriate amendments and revisions thereto.

Item 11.                           Compensation of Directors and Executive Officers.

The following table sets forth the overall compensation earned over the fiscal years ended June 30, 2012 and 2013 by (1) each person who served as the chief executive officer or chief financial officer of the Company or its subsidiary during fiscal year 2013; and (2) our most highly compensated executive officers as of June 30, 2013 with compensation during fiscal year ended 2013 of $100,000 or more.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants Or Options Awards ($)(1)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (2) (3)	Total ($) (3)

Stephen Squires Chief Executive	2012	$180,000	$-0-	$-0-	$105,000	$-0-	$-0-	$11,520	$296,520
Officer (4)(5)	2013	$202,500	$-0-	$350,000	$295,000	$-0-	$-0-	$11,520	$859,020

Chris Benjamin	2012	$60,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$60,000
Chief Financial Officer (5)	2013	$120,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$120,000

David Doderer	2012	$120,000	$-0-	$160,000	$-0-	$-0-	$-0-	$-0-	$280,000
Vice President (5)	2013	$150,000	$-0-	$350,000	$295,000	$-0-	$-0-	$-0-	$795,000

Dr. Ghassan Jabbour	2012	$120,000	$-0-	$20,000	$-0-	$-0-	$-0-	$-0-	$140,000
Chief Science Officer (5)	2013	$120,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$120,000

Dr. Robert Glass	2012	$85,000	$-0-	$60,000	$-0-	$-0-	$-0-	$-0-	$145,000
Former Chief Technology Officer (5)(6)	2013	$117,500	$-0-	$350,000	$295,000	$-0-	$-0-	$-0-	$762,500

(1)
The options and restricted stock awards presented in this table for 2013 and 2012 reflect the entire fair value of such awards in the year of grant. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

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

(3)
Since inception of Solterra, Solterra utilizes the home of Stephen Squires as an executive office.   Total compensation includes the amount accrued or reimbursed to Mr. Squires as it pertains to his home office.

(4)	Mr. Squire's compensation includes compensation paid to his wife, Robin Squires.

(5)	See “Salary Accruals” below for a description of accrued salaries of certain officers and directors, some of which were converted into warrants to purchase Common Stock of the Company.

(6)	Dr. Glass resigned his position as CTO and Board of Director member effective August 30, 2013. The stock and warrants issued were fully vested when awarded.

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

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2013 or 2012 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers and directors that were outstanding, exercisable and/or vested as of June 30, 2013.

	Option Awards (1) (4)					Stock Awards (2)
Name(1)(2)	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Stephen Squires (3)	1,000,000 5,000,000 1,666,666 3,500,000	0 0 0 0	0 0 0 0	$.05 $.05 $.075 $.05	10/19/19 01/20/20 11/04/15 03/02/17	0 0 0 0	0 0 0 0	N/A N/A N/A N/A	N/A N/A N/A N/A
	5,000,000	0	0	$.05	03/29/23	0	0	N/A	N/A

David Doderer	500,000 833,333 738,636	0 0 0	0 0 0	$.05 $.075 $.11	10/19/19 11/04/15 05/18/16	0 0 0	0 0 0	N/A N/A N/A	N/A N/A N/A
	5,000,000 3,000,000	0 0	0 0	$.05 $.05	03/29/23 01/11/2018	0 0	0 0	N/A N/A	N/A N/A

Ghassan Jabbour	300,000 3,250,000 568,181	0 0 0	0 0 0	$.05 $.075 $.11	10/19/19 11/04/15 05/18/16	0 0 0	0 0 0	N/A N/A N/A	N/A N/A N/A

Robert Glass	250,000 500,000 556,818	0 0 0	0 0 0	$.11 $.075 $.11	05/24/20 11/04/15 05/18/16	0 0 0	0 0 0	N/A N/A N/A	N/A N/A N/A
	5,000,000	0	0	$.05	03/29/23	0	0	N/A	N/A
	2,415,000	0	0	$.05	01/11/18	0	0	N/A	N/A

Dr. Michael S. Wong	300,000 250,0000	0 0	0 0	$.05 $.04	10/19/19 06/13/18	0 0	0 0	N/A N/A	N/A N/A

Chris Benjamin	500,000	0	0	$.05	03/29/23	0	0	N/A	N/A

Robin Squires	600,000	0	0	$.05	10/19/19	0	0	N/A	N/A

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

(3)	See “Salary Accruals” below for a description of accrued salaries of certain officers and directors which were converted into warrants to purchase Common Stock of the Company.

Employment Agreements and Arrangements

Stephen Squires, David Doderer and Robert Glass are each a party to an employment agreement with the Company, although Dr. Glass voluntarily terminated his employment agreement on August 30, 2013. The Company's other executive officers, Ghassan Jabbour and Christopher Benjamin,  each has employment arrangements with the Company to be compensated at the rate of $10,000 per month.

Name	Position	Annual Salary	Bonus
Stephen Squires	Chief Executive Officer	$ 225,000 (1)(3)	(2)

David Doderer	VP Research & Development	$ 180,000 (3)	(2)

Robert Glass	Chief Technology Officer	$ 180,000 (3)(4)	(2)

(1)	Excludes $5,000 per month paid to his wife, Robin Squires.

(2)	Discretionary bonus as determined by the Compensation Committee based upon company and individual performance or $120,000 per annum.

(3)	Excludes fiscal 2013 accrued salary of $285,000 for Mr. Squires, $97,500 for Mr. Doderer and $102,500 for Dr. Glass.

(4)	Dr. Glass resigned effective August 30, 2013. Refer to the Subsequent Events in the Notes to the Consolidated Financial Statements for further information.

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

Name	Dollar Amount Converted	Number of Warrants Issued

David Doderer	$81,250	738,636
Robert Glass	61,250	556,818
Ghassan Jabbour	62,500	568,181
Andrew Robinson	50,000	454,545
Toshinori Ando	65,000	590,909
Total	$320,000	2,909,089

As of June 30, 2011 the Company has accrued salaries and expense reimbursements to our executive officers in the amounts set forth below.

Name	Salary Accrued	Expense Reimbursements Accrued

Stephen Squires	$120,000	$-0-
Brian Lukian	$-0-	$-0-
David Doderer	$80,000	$-0-
Robert Glass	$80,000	$-0-
Ghassan Jabbour	$80,000	$-0-
Andrew Robinson	$10,000	$-0-
Toshinori Ando	$15,000	$-0-
	$385,000	$-0-

As of June 30, 2012, the Company has accrued salaries and expense reimbursements to our executive officers in the amounts set forth below.
Name	Salary Accrued	Expense Reimbursements Accrued

Stephen Squires	$182,577	$13,933
Christopher Benjamin	$39,825	$-0-
David Doderer	$120,000	$-0-
Robert Glass	$196,629	$-0-
Ghassan Jabbour	$150,000	$-0-
Andrew Robinson	$133,713	$-0-
Toshinori Ando	$125,000	$3,870
	$947,744	$17,803

In January 2013, officers, directors and employees of the Company listed below converted accrued salary into shares of Common Stock and options under the 2013 Plan.

Name	Accrued Salary	Bonus	# of Shares	# of Options
Dr. Ghassan E. Jabbour	$150,000	$52,500	4,050,000	0
David Doderer	$120,000	$30,000	0	3,000,000
Christopher Benjamin	$39,825	$13,939	1,075,275	0
Stephen Squires	$0	$0	0	0
Robin Squires	$122,577	$42,902	3,309,570	0
Dr. Robert Glass	$96,929	$24,157	0	2,415,725
Other employees	$226,139	$79,149	6,105,244	0
Total			14,540,089	5,415,725

As of June 30, 2013, the Company has accrued salaries and expense reimbursements to our executive officers in the amounts set forth below.

Name	Salary Accrued	Expense Reimbursements Accrued

Stephen Squires	$197,125	$-0-
Christopher Benjamin	$90,000	$-0-
David Doderer	$225,000	$-0-
Robert Glass	$339,129	$-0-
Ghassan Jabbour	$120,000	$-0-
Andrew Robinson	$264,457	$-0-
Toshinori Ando	$99,870	$-0-
	$1,335,581	$-0-

Employment Agreement - Stephen Squires

Pursuant to an employment agreement dated October 26, 2012, the Company entered into a five-year employment contract to retain the services of Stephen Squires as Chief Executive Officer of the Company for the period of January 1, 2013 through January 1, 2018. The agreement is subject to automatic successive renewal terms of one year, unless either party provides written notice to the other party terminating the initial term of any extension thereof at least 60 days prior to the scheduled termination date of the contract. Mr. Squires is to receive an annual salary of $225,000, paid in monthly installments at the rate of $18,750 per month. Mr. Squires also received a signing bonus of 5,000,000 restricted shares of Common Stock and 5,000,000 stock options with an amended exercise price of $0.05 per share, fully vested, expiring on March 29, 2023.  In the event Mr. Squires' services as a director are terminated for any reason, including, termination by his own choice, within six months of a change in control event as defined in said agreement, he shall receive one year's fees of $225,000 payable in one lump sum no later than 30 days after the termination of his services as a director and, in such event, any options that are not fully vested shall become immediately vested and the options shall be extended for an additional one year following the final exercise date of said option agreement. Mr. Squires' employment agreement may be terminated for cause as defined in the agreement. In such event, he shall receive his unpaid portion of his base salary computed up to the date of termination, plus certain other benefits. In the event of death, his estate shall receive compensation of the unpaid portion of his base salary up to the date of his death, plus certain benefits. The agreement contains certain prohibitions against soliciting employees and clients of the Company for his own personal benefit during the term of the agreement and for a period of one year thereafter. Mr. Squires’ employment agreement does not reflect the following approved by the Company’s Board:

•	Compensation of $5,000 per month paid to Mr. Squires’ spouse for administrative services;
•
Prior to entering into his employment agreement, Mr. Squires and his spouse received in October 2009 options to purchase a total of 1,600,000 shares of the Company in 2009 at $.05 per share through October 2019;

•	The November 2010 issuance of five year warrants to purchase 1,666,666 shares exercisable at $.005 per share in exchange for the cancellation of $125,000 of accrued salary;
•	The issuance of 10,000,000 shares of Common Stock in January 2011 in exchange for the cancellation of indebtedness to Mr. Squires of $270,145 or $.027 per share.

Employment Agreement – David Doderer

Pursuant to an employment agreement dated October 26, 2012, the Company entered into a five-year employment contract to retain the services of David Doderer as Vice President of Research and Development of the Company for the period of January 1, 2013 through January 1, 2018. The agreement is subject to automatic successive renewal terms of one year, unless either party provides written notice to the other party terminating the initial term of any extension thereof at least 60 days prior to the scheduled termination date of the contract. Mr. Doderer is to receive an annual salary of $150,000, paid in monthly installments at the rate of $12,500 per month. Mr. Doderer also received a signing bonus of 5,000,000 restricted shares of Common Stock and 5,000,000 stock options with an amended exercise price of $0.05 per share, fully vested, expiring on March 29, 2023. In the event Mr. Squires' services as a director are terminated for any reason, including, termination by his own choice, within six months of a change in control event as defined in said agreement, he shall receive one year's fees of $120,000 payable in one lump sum no later than 30 days after the termination of his services as a director and, in such event, any options that are not fully vested shall become immediately vested and the options shall be extended for an additional one year following the final exercise date of said option agreement. Mr. Squires' employment agreement may be terminated for cause as defined in the agreement. In such event, he shall receive his unpaid portion of his base salary computed up to the date of termination, plus certain other benefits. In the event of death, his estate shall receive compensation of the unpaid portion of his base salary up to the date of his death, plus certain benefits. The agreement contains certain prohibitions against soliciting employees and clients of the Company for his own personal benefit during the term of the agreement and for a period of one year thereafter.

Other Employment Arrangements

Dr. Ghassan E. Jabbour and Chris Benjamin are each receiving monthly salaries of $10,000. Robin Squires, the wife of Stephen Squires, is receiving a monthly salary of $5,000 in recognition of her administrative services. The Company has the right to terminate the services of Dr. Jabbour, Mr. Benjamin and Mrs. Squires at any time. The Board of Directors granted Mr. Jabbour 250,000 shares of restricted Common Stock in exchange for services rendered during fiscal 2012. In fiscal 2011, Dr. Jabbour received Warrants to purchase 3,818,181 shares of Common Stock at exercise prices ranging from $.075 per share to $.11 per share over a period of five years. These Warrants were granted in exchange for the forgiveness of accrued salaries described elsewhere under “Salary Accruals.” In fiscal 2010, Dr. Jabbour also received Warrants to purchase 300,000 shares exercisable over a term of ten years at $.05 per share. In fiscal 2012, Mr. Doderer received 2,000,000 shares of restricted Common Stock in exchange for services rendered.

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

The Company’s other directors, namely, Stephen Squires, David Doderer, Ghassan Jabbour, Chris Benjamin and Robert Glass are each directors and executive officers of the Company. Their employment contracts and employment arrangements have included the receipt of restricted shares of Common Stock and options/warrants granted in connection with services rendered as employees of the Company. See the contents of this “Item 11” for a description of their compensation.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

2013 Compensation

The following table shows the overall compensation earned for the 2013 fiscal year with respect to each non-employee -director of the Company as of June 30, 2013.

DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Warrant/ Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Dr. Michael S. Wong, Director	-0-	-0-	-0-	-0-	-0-	-0-	$

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

Awards

As of June 30, 2013, options to purchase 9,200,000 shares at an exercise have been granted under the Plan.  These include the following persons:

	Amount of Shares	Exercise Price	Net Realizable Value (1)

Stephen Squires	6,000,000	$.05	$60,000
Robin Squires	600,000	.05	6,000
Brian Lukian	500,000	.05	5,000
David Doderer	500,000	.05	5,000
Dr. Michael S. Wong	550,000	.04 - .05	8,250
Ghassan Jabbour	300,000	.05	3,000
Robert Glass	250,000	.11	-0-
Steven Morse	500,000	.12	-0-

__________________

(1)	Based upon the closing last sale of $0.06 per share as of June 28, 2013, after deducting the applicable exercise price.

It is not possible to predict the individuals who will receive future awards under the 2009 Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board.  The foregoing table does not reflect options/warrants or shares granted to officers and directors outside of the 2009 Plan.

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

2013 Stock Option Plan

In January 2013, the Company approved the 2013 Employee Benefit and Consulting Services Compensation Plan covering 20,000,000 shares, which automatically increased to 60,000,000 shares on March 29, 2013. The Plan is identical to the terms of the 2009 Plan except that unless stockholders approve the Plan within 12 months of the Board’s adoption of said Plan, no incentive stock options may be granted under the Plan.

The Company’s executive officers, directors and employees agreed to convert, effective January 11, 2013, an aggregate of $755,169 into 14,450,589 shares of restricted Common Stock and five year options to purchase 5,415,725 shares exercisable at $.05 per share over a period of five years. Each employee, officer and/or director who converted their salaries into Common Stock also received a 35% bonus on the amount converted which was also converted into Common Stock. Such persons who decided to convert their salaries into five year options exercisable at $.05 per share received a 25% bonus on the amount converted, which bonus was also converted into additional options. See “Employment Agreements and Arrangements – Salary Accruals” for additional information.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2013, shares of Common Stock beneficially owned by (1) each person (including any group) of more than five percent of our Common Stock, based solely on Schedule 13D and 13G filings with the Securities and Exchange Commission, and (2) the Company’s directors and officers.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)(2)	Percent of Class (3)
Stephen Squires (4) (5)	42,558,322	21.4
Christopher Benjamin (12)	1,575,275	*
Ghassan E. Jabbour (6)	8,418,181	4.5
Michael S. Wong (7)	550,000	*
David Doderer (8)	16,871,969	8.7
Robert Glass (9)	13,722,543	7.0
Robin Squires (13)	600,000	*
Directors and executive officers as a group (6) persons (10)	69,973,747	32.5

MKM Opportunity Master Fund, Ltd(11)	11,232,341	6.1
____________
* Less than 1%
(1)	Unless otherwise indicated, ownership represents sole voting and investment power.

(2)	The address for each beneficial owner named above is c/o the Company at 12326 Scott Drive, Kingston, OK 73439.

(3)	Based upon 183,099,837 common shares outstanding.

(4)	Includes 20,000,000 shares pledged to our Debenture Holders. See “Item 10.”

(5)	Includes options/warrants to purchase 16, 166,666 shares owned by Mr. Squires.

(6)	Includes options/warrants to purchase 4,118,181 shares.

(7)	Includes options to purchase 550,000 shares.

(8)	Includes options/warrants to purchase 10,071,969 shares.

(9)	Includes options/warrants to purchase 8,722,543 shares.

(10)	Includes options/warrants to purchase 31,982,091 shares.

(11)
Includes options to purchase 2,000,000 shares. Excludes shares issuable upon conversion of outstanding notes, which is convertible into 16,666,666 shares of a Company’s Common Stock. In the event that the note is converted beyond its maximum permitted percentage, which percentage is stated in the contract, MKM would own 27,899,007 shares or 13.7% of the outstanding shares of the Company’s Common Stock.

(12)	Includes options to purchase 500,000 shares.

(13)	Includes options to purchase 600,000 shares.

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of the Record Date and relates to our 2009 Plan (which Plan was approved by the board and ratified by stockholders) described elsewhere herein pursuant to which we have granted options to purchase our Common Stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise Of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity Compensation Plans	9,200,000	(1)	800,000

 (1) Options exercisable at prices ranging from $.04 per share to $.12 per share.

The following summary information is as of the Record Date and relates to our 2013 Plan (which Plan was approved by the board but not ratified by stockholders as of the date of this Form 10-K) described elsewhere herein pursuant to which we have granted options to purchase our Common Stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise Of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity Compensation Plans	36,956,614	(1)	23,043,386

 (1) Options exercisable at a price of $.05 per share.

Item 13.                      Certain Relationships and Related Transactions and Director Independence.

For a description of certain transactions between the Company and its affiliated parties, reference is made to Item 13 of the Company’s Form 10-K for the Company’s fiscal year ended June 30, 2013, which information is incorporated herein by reference.

For a description of transactions during fiscal 2013 between the Company and its executive officers and directors, reference is made to Item 11 of this Form 10-K.

For a description of transactions between the Company and its debenture holders, reference is made to Item 7 of this Form 10-K which describes an extension of the due date of the debentures through November 4, 2014.  For additional information, also see the “Notes to Financial Statements.”

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

Item 14.                        Principal Accountant Fees and Services.

Services of Messineo & Co., CPAs, LLC (previously Peter Messineo, CPA).

Audit Fees

During fiscal 2013 and 2012, the aggregate fees billed for professional services rendered by Peter Messineo, CPA (and the successor’s firms in which Mr. Messineo is the engagement partner) (the “Independent Auditors”) for the annual audits of the Company's consolidated financial statements totaled $12,000 and $10,000, respectively.

Financial Information Systems Design and Implementation Fees

During 2013 and 2012, there were $0 and $0 in fees billed for professional services by rendered by Peter Messineo, CPA rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

During 2013 and 2012, there were $7,500 and $7,500 in fees billed for professional services rendered by the independent auditors for review of the Company’s quarterly filings and 8-K filings with the Securities and Exchange Commission. The foregoing fees exclude expense reimbursements.

Item 15.                        Exhibits and Financial Statement Schedules

(a)	Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data” and are included as part of this Form 10-K as the consolidated financial statements of the Company for the years ended June 30, 2013 and 2012:

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

4.1	Form of Securities Purchase Agreement dated as of November 4, 2008.

4.2	Form of Security Agreement dated November 4, 2008.

4.3	Form of Subsidiary Guarantee dated November 4, 2008.

4.4	Form of Stock Pledge Agreement dated November 4, 2008.

4.5	Form of Debenture-- MKM Opportunity Master Fund, Ltd.

4.6	Form of Debenture.-- MKM SP1, LLC

4.7	Form of Debenture-- Steven Posner Irrevocable Trust u/t/a Dated 06/17/65.

4.8	Form of Escrow Agreement

4.9	Form of Amended Waiver and Consent.

4.10	Form of Registration Rights Agreement.

4.11	Standstill Agreement dated June 1, 2009. (Incorporated by reference to Form 8-K filed June 9, 2009)

4.12	Amended Standstill Agreement dated June 1, 2009. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

4.13	Extension of Standstill Agreement dated October 29, 2009. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

10.1	License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. dated August 20, 2008.

10.2	Letter dated October 2, 2008 from Rice University amending the License Agreement contained in Exhibit 10.1

10.3	Agreement with Arizona State University executed by ASU on October 8, 2008 and executed by Solterra on September 18, 2008.

10.4	Letters dated November 5, 2009 and November 5, 2009 amending Rice University Agreement. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

10.5	Consulting Agreement between Steven Posner, Oceanus Capital and The issuer. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

10.6	Consulting Agreement between Sound Capital Inc. and the issuer dated November 12, 2009 (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2009)

10.7	License Agreement between The University of Arizona and the issuer dated July 2009. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2009).

10.8
Letter dated December 16, 2010 from Rice University amending the License Agreement contained in Exhibit 10.1 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010.)

10.9	Amendment to Exclusive Patent License Agreement between University of Arizona and Solterra Renewable Technologies (i.e. amendment to exhibit 10.7). (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010 filed on February 14, 2011.)

10.10	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K dated September 19, 2013)

10.11	License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K dated September 19, 2013)

10.12	Second Amendment to Issuer’s Agreement with University of Arizona. (Incorporated by reference to Form 10-K for the fiscal year ended June 30, 2012)

10.13	Employment Agreement – Stephen Squires. (Incorporated by reference to Form 8-K filed January 23, 2013)

10.14	Employment Agreement – David Doderer (Incorporated by reference to Form 8-K filed January 23, 2013)

21.1	Subsidiaries of Registrant listing state of incorporation (Incorporated by reference to Form 10-K for fiscal year ended June 30, 2011)

31(a)	Rule 13a-14(a) Certification – Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification – Principal Financial Officer *

32(a)	Section 1350 Certification – Principal Executive Officer *

32(b)	Section 1350 Certification – Principal Financial Officer *

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *
____________
*  Filed herewith.

(c)	Financial Statement Schedules

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

QUANTUM MATERIALS CORP.

Date: October 15, 2013	By:	/s/ Stephen Squires
Name: Stephen Squires
Title: President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen Squires	Title: President and Principal Financial Officer	Date: October 15, 2013
Stephen Squires

/s/ Christopher Benjamin	Title: Principal Financial Officer	Date: October 15, 2013
Christopher Benjamin

/s/ Michael S. Wong	Title: Director	Date: October 15, 2013
Michael S. Wong

/s/ Dr. Ghassan E. Jabbour	Title: Director	Date: October 15, 2013
Dr. Ghassan E. Jabbour

/s/ David Doderer	Title: Director	Date: October 15, 2013
David Doderer

Stephen Squires, Michael S. Wong, Dr. Ghassan E. Jabbour, David Doderer, Chris Benjamin and Robert Glass represent all the current members of the Board of Directors.