Form 10-Q
period 2013-09-30
QUANTUM MATERIALS CORP.
filed 2013-11-14
CIK 1403570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number: 0-52953

QUANTUM MATERIALS
 CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8195578	20-8195578
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)	(IRS Employer Identification No.)

3055 Hunter Road
San Marcos, TX 78666
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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Accelerated Filer [ ]	Smaller Reporting Company [X]

As of October 31, 2013, the issuer had 195,338,006 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

INDEX

PART 1 – FINANCIAL INFORMATION	Page

Item 1. Financial Statements	3

Consolidated balance sheets as of September 30, 2013 (unaudited) and June 30, 2013	3

Consolidated statements of operations, for the three months ended September 30, 2013 and 2012 and for the period from inception (May 19, 2008) through September 30, 2013 (unaudited)	4

Consolidated statements of stockholders equity (deficit), for the period of May 19, 2008 (Inception) to September 30, 2013	5

Consolidated statements of cash flows for the three months ended September 30, 2013 and 2012 and for the period from inception (May 19, 2008) through September 30, 2013 (unaudited)	6

Notes to consolidated financial statements (unaudited)	7

Item 2. Management’s Plan of Operation.	11

Item 3. Quantitative and Qualitative Disclosures and Market Risk	16

Item 4. Controls and Procedures	16

PART 2 – OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults upon Senior Securities	18

Item 4. Removed and reserved.	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19

Index

FINANCIAL INFORMATION
Item 1. Financial Statements

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30	June 30
	2013	2013
	(Unaudited)
ASSETS
Current
Cash	$35,983	$172,431

Total current assets	35,983	172,431

Licenses	55,000	55,000
Furniture and equipment, net of accumulated deprecation of $13,071	-	-

Total assets	$90,983	$227,431

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued Liabilities	$212,583	$287,583
Accrued liabilities - related party	1,678,281	1,513,978
Accrued expenses	72,500	72,500
Deferred revenue	899	899
Fair value of derivative liabilities	587,229	787,000

Total current liabilities	2,551,492	2,661,960

Convertible debenture, net of discount	1,500,000	1,500,000

Total liabilities	4,051,492	4,161,960

Stockholders' deficit
Common stock, $0.001 par value,
200,000,000 shares authorized,
Issued and outstanding 195,338,006 and 182,988,347, respectively	195,338	182,988
Additional paid-in capital	12,618,737	12,255,288
Deficit accumulated during the development stage	(16,774,584)	(16,372,805)

Total stockholders' deficit	(3,960,509)	(3,934,529)

Total liabilities and stockholders' deficit	$90,983	$227,431

The accompanying notes are an integral part of these consolidated financial statements.

Index

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ending September 30, 2013 and September 30, 2012 and period from May 19, 2008 (inception) through September 30, 2013
(unaudited)

			Inception
	Three months ended		through
	September 30		September 30
	2013	2012	2013

Operating expenses:
General and administrative	$559,324	$549,190	$13,271,340
Research and development	3,892	4,000	879,237

Total operating expenses	563,216	553,190	14,150,577

Loss from operations	(563,216)	(553,190)	(14,150,577)

Other expenses (income):
Amortization of convertible debenture discount	-	-	1,468,837
Amortization of deferred finance cost	-	-	315,000
Change in fair value of derivative liabilities	(199,771)	(167,000)	91,317
Gain on accounts payable writedowns	-	-	(652,505)
Interest expense	38,334	37,916	804,119
Warrant expense	-	-	597,239

Total other expenses / (income)	161,437	129,084	(2,624,007)

Net loss	$(401,779)	$(424,106)	$(16,774,584)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	194,045,427	123,545,062

The accompanying notes are an integral part of these consolidated financial statements.

Index

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
For the period from May 19,2008 (inception) to September 30, 2013

				Deficit
				accumulated
			Additional	during the	Total
	Common Stock		paid in	development	Stockholders
	Shares	Amount	capital	stage	Equity
Balance June 30 2012	124,113,887	$124,114	$8,324,417	(11,467,027)	(3,018,496)

Common stock issued for cash	22,388,375	22,388	609,849	-	632,237
Stock warrants attached to common, proceeds allocated			65,361		65,361
Common stock issued for debenture interest payable	2,176,247	2,176	149,531		151,707
Common stock issued in exchange for accrued salaries	14,540,589	14,541	523,999		538,540
Common stock issued in exchange for accounts payable	137,400	137	7,673		7,810
Fair market value of shares issued in excess of liabilities			263,687		263,687
Common stock issued for employment agreements	15,000,000	15,000	1,035,000		1,050,000
Common stock issued for services	4,631,849	4,632	264,656		269,288
					-
Stock options issued for services			471,023		471,023
Stock options issued with employment contracts			440,840		440,840
Stock options issued for extension of debenture terms			99,252		99,252
					-
Net loss to June 30, 2013	-	-	-	(4,905,778)	(4,905,778)

Balance June 30 2013	182,988,347	$182,988	$12,255,288	(16,372,805)	(3,934,529)

Common stock issued for cash	7,695,491	7,696	148,382		156,078
Stock warrants attached to common, proceeds allocated	-	-	-		-
Common stock issued for debenture interest payable	766,668	766	37,567		38,333
Common stock issued in exchange for accrued salaries	-	-	-		-
Common stock issued in exchange for accounts payable	-	-	-		-
Fair market value of shares issued in excess of liabilities	-	-	-		-
Common stock issued for employment agreements	-	-	-		-
Common stock issued for services	3,887,500	3,888	177,500		181,388
					-
Stock options issued for services	-	-	-		-
Stock options issued with employment contracts	-	-	-		-
Stock options issued for extension of debenture terms	-	-	-		-
					-
Net loss through September 30, 2013 (unaudited)				(401,779)	(401,779)

Balance September 30, 2013	195,338,006	$195,338	$12,618,737	(16,774,584)	(3,960,509)

The accompanying notes are an integral part of these consolidated financial statements.

Index

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ending September 30, 2013 and September 30, 2012 and period from May 19, 2008 (inception) through September 30, 2013
(unaudited)

	Three months		Three months		Inception
	ended		ended		through
	September 30		September 30		September 30
	2013		2012		2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		$(401,779)		$(424,106)	$(16,774,584)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services		181,388		-	7,147,735
Options issued for services		-		181,542	911,863
Stock issued for debenture interest		38,333		37,917	794,118
Warrant expense		-		-	617,503
Depreciation of furniture and office equipment		-		409	15,539
Amortization of convertible debenture discount		-		-	1,468,837
Amortization of deferred finance cost		-		-	315,000
Change in fair value of warrants and embedded		-		-	-
conversion feature		(199,771)		(167,000)	91,317

Net change in:
Deferred revenue		-		-	899
Accounts payable and accrued liabilities		(75,000)		14,500	526,924
Accrued liabilities - related party		164,303		308,630	1,921,396

Cash flows used by operating activities		(292,526)		(48,108)	(2,963,453)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license		-		-	(55,000)
Proceeds from disposal of furniture and equipment				-	5,343
Purchase of furniture & equipment		-		-	(20,883)

Cash flows provided by investing activities		-		-	(70,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock		156,078		37,500	1,884,976
Proceeds from related party advances		-		-	-
Proceeds from convertible debenture issued		-		-	1,500,000
Payment of deferred finance cost		-		-	(315,000)

Cash flows provided by financing activities		156,078		37,500	3,069,976

NET INCREASE (DECREASE) IN CASH		(136,448)		(10,608)	35,983

Cash, beginning of the period		172,431		15,261	-

Cash, end of the period		$35,983		$4,653	$35,983

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes		$-		$-	$-
Cash paid for interest		$-		$-	$-
Non cash transactions
Issuance of common stock in connection
with recapitalization		$-		$-	$2,202
Cumulative effect of change in accounting
principle on convertible notes		$-		$-	$(49,541)
Accounts payable write down		$-		$-	$652,505
Stock issued in exchange for:
Accrued salaries	$		$		$538,540
Accounts payable	$		$		$7,810

The accompanying notes are an integral part of these consolidated financial statements.

Index

QUANTUM MATERIAL CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2013. The results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2013.

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

Index

 Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  At the date of the original transaction, we valued the convertible note that contains down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of July 1, 2009.  Using assumptions, consistent with the original valuation, the Company has subsequently used the Black-Scholes model for calculating the fair value, as of June 30, 2013 and 2012.   The fair value of the derivatives as of July 1, 2009 upon implementation of ASC 815-40-15 was estimated by management to be $495,912.  As part of implementing ASC 815-40-14 the Company decreased the accumulated deficit by $162,643 and decreased additional paid in capital by $212,184 and increased the discount on the convertible debenture by $446,371.  The adjustment to the accumulated deficit was a result of the interest expense recorded in connection with the original derivative liability and the reversal of prior amortization expense, and the change in fair value of the derivative liability as of July 1, 2009.

	As of September 30, 2013
	Fair Value Measuring Using

	Carrying Value	Level 1	Level 2	Level 3	Total
Derivatives Liability	$587,229	-	-	587,229	$587,229

Total Derivatives Liability	$587,229	-	-	587,229	$587,229

Index

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first three months of fiscal year 2013:

	Fair Value
	Measurements
	Using Level 3
	Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of June 30, 2013	$787,000	$787,000
Total Gains or Losses (realized/unrealized) Included in Net Loss	(199,771)	(199,771)
Purchases, issuances and settelements	-	-
Transfers in and/or out of Level 3	-	-

Ending Balance at September 30, 2013	$587,229	$587,229

Note 3.  Convertible debentures

Balance of convertible debentures consist of the following as of September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2012

Convertible debenture	$1,500,000	$1,500,000
Debenture discount amortized	-	-
Debenture warrant value amortized	-	-

	$1,500,000	$1,500,000

On November 4, 2008, Quantum Materials Corp entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of Quantum Materials Corp (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture originally had a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is pre-payable by Quantum Materials Corp at any time without penalty, subject to the Debenture holders’ conversion rights.  The debt is secured pursuant to a Stock Pledge Agreement, to which Stephen Squires, the Company’s Chief Executive Officer, has pledged 20,000,000 shares of stock personally held, until such time as the Debentures are paid in their entirety.  Beginning in 2011, the Company has obtained a series of annual one year extensions of the original maturity date of the Debentures, in exchange for a set amount of warrants, and is currently extended through November 4, 2014.

The Company has also issued shares, on a quarterly basis, for interest that has accrued on the outstanding debt.

In accounting for the above convertible debentures, the Company has recognized a derivative liability associated with the conversion feature, in the amount of $587,229 and $787,000, as of September 30, 2013 and June 30, 2013, respectively.

Note 4. Related party transactions

The Company expensed management fees to the CEO / major shareholder as well as other related party executives of $259,814 and $538,540 respectively in the three months ended September 30, 2013 and the year ended June 30, 2013.  The Company was not able to pay the some of these fees, as a result the accrued liabilities related party was $1,678,281 and $1,513,978 respectively as of September 30, 2013 and June 30, 2013.
In September 2013 the CEO and majority shareholder cancelled 2,000,000 shares held.

During the three  months ended September 30, 2013 the Company recorded $2,880 of rent expense for the use of executive office space in the home of the CEO / major shareholder, $nil was paid and $2,880 was accrued.

Index

Note 5.  Common stock

In July 2013, the Company issued 4,000,000 shares of common stock in exchange for services rendered.

In August 2013, the Company issued 200,000 shares of common stock in exchange for cash at a price of $0.05 per share.

In August 2013, the Company issued 2,612,500 shares of common stock in exchange for cash at a price of $0.04 per share.

In August 2013, the Company issued 1,700,000 shares of common stock in exchange for services of outside consultants.

In September 2013, the Company issued 500,000 shares of common stock in exchange for cash at a price of $0.06 per share.

In September 2013, the Company issued 312,500 shares of common stock in exchange for cash at a price of $0.08 per share.

In September 2013, the Company issued 187,500 shares of common stock in exchange for cash at a price of $0.04 per share.

In September 2013, the Company issued 300,000 shares of common stock in exchange for cash at a price of $0.05 per share.

In September 2013 the Company issued 766,668 shares of common stock to pay accrued interest of $30,667 for the three month period ended September 1, 2013.

In September 2013 the CEO and majority shareholder cancelled 2,000,000 shares held.

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

Note 7.  Warrants

No warrants were issued in the three month period ending September 30, 2013.

Index

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

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q and our Form 10-K filed October 15, 2013 for the fiscal year ended June 30, 2013.  Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions.  The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein.  The Company's actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2013 have been included.

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

Index

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
We review our long-lived assets, which include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as “the asset”) may not be recoverable.  Such circumstances include, but are not limited to:

•a significant decrease in the market price of the asset;
•a significant change in the extent or manner in which the asset is being used;
•a significant change in the business climate that could affect the value of the asset;
•a current period loss combined with projection of continuing loss associated with use of the asset; and
•a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life

Beneficial conversion

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

Index

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

Liquidity and Capital Resources

At September 30, 2013 the Company had a working capital deficit of approximately $2,515,509 with total current liabilities of approximately $2,551,492. Approximately $1,678,281 of these liabilities is owed to our officers, directors and employees for services rendered and accrued through September 30, 2013.  The Company has been in the development stage since inception.  As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture as well as advances from a director, shareholder and employees’ wages being partially or fully accrued but not paid.

As of September 30, 2013, the Company lacks cash or cash equivalent assets and continues to incur losses in its development stage operations.  Over the past five years, the Company relied on sales of its Common Stock to support its operations and on various universities performing work and providing U.S. licensing rights under business agreements in which the Company has at times been in arrears in payments as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into the securities of the Company.   Currently, the Company is seeking additional financing in excess of $3,000,000; however, no definitive agreements for additional financing have been received and the Company cannot provide any assurance that additional funding will be available to finance our operations on terms acceptable to us, if at all, in order to support our plan of operations.  If we are unable to achieve the financing necessary to continue our plan of operations, then our stockholders may lose their entire investment in the Company.  See "Notes to Financial Statements."

Index

Cash was used in operating activities of $292,526 for the three months ending September 30, 2013. This is a result of a net loss of $401,779 and changes in accounts payable of $75,000, partially offset by stock issued for services of $181,388, stock issued for debenture interest of $38,333, and changes in accrued liabilities for related parties of $164,303. There were no cash flows used in investing activities in the three months ended September 30, 2013. Cash flows from financing activities during the three months ended September 30, 2013 were $156,078 which consisted of proceeds of the sale of common stock.   In 2010, our board approved granting Mr. Squires the two year right to convert loans made by him of up to $200,000 into a maximum 5% interest in the common stock of Solterra, which option has expired unexercised. As of September 30, 2013, Mr. Squires does not have any unreimbursed cash advances due to him, and has accrued payroll and expenses totaling $191,763 owed to him and accrued payroll of $58,600 owed to his wife in her role as a bookkeeper for the Company.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2013, the Company had not yet achieved profitable operations, has accumulated losses of $16,774,584 since its inception, at September 30, 2013, has a working capital deficit of $2,515,509 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and substantial additional financing (estimated at $3,000,000) during fiscal 2014 to maintain and expand its development stage operations. The Company is exploring all reasonable avenues of financing at this time, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all. In this respect, see “Note 2” in our notes to the consolidated financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

Index

Results of operations – Three Months Ended September 30, 2013 and 2012

General and administrative expenses

During the three months ended September 30, 2013 the Company incurred $559,324 of general and administrative expenses an increase of $10,134 from the $549,190 recorded for the three months ended September 30, 2012.  The increase in general and administrative expenses was primarily due to an increase in other professional fees, offset by a decrease in remuneration of staff.

Included in the expenses for the current three months ended September 30, 2013 were remuneration of staff $271,697, legal and audit of $24,606, travel expense of $12,578, corporate expense of $23,573, and other professional fees of $197,380. This compares to the three months ended September 30, 2012 which included remuneration of staff $502,626, legal and audit of $19,500, travel expense of $16,302, corporate expense of $1,978, and amortization of furniture and equipment of $409.

 Research and development expenses.

Research and development expenses of $3,892 were incurred in the three months ended September 30, 2013, compared to $4,000 in the three months ended September 30, 2012.  The decrease is the result of a decrease in patent expense of $4,000, offset by an increase in royalty expense of $3,892.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008.

In September 2013 the Company issued 766,668 shares of common stock to pay accrued interest of $30,667 for the three month period ended September 1, 2013.

Interest expense recorded for the three months ended September 30, 2013 was $38,334 compared to $37,917 in the three month period ended September 30, 2012.

According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.  In the three months ended September 30, 2013 the Company issued 766,668 shares of the Company’s restricted Common Stock to pay $30,667 of accrued interest payable.  As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  However the timing of the shares being issued resulted in the share value being less than the interest paid therefore a decrease in interest expense was recorded of $7,667 for the period.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the three months ended September 30, 2013 and 2012 was a decrease of $199,771 and a decrease of $167,000, respectively, decreasing the fair value of embedded conversion feature liability from $787,000 as of June 30, 2013 to $587,229 as of September 30, 2013.

Cash Flow

During the three months ended September 30, 2013, cash was used in operations of $292,526.  During this period the Company received proceeds from financing activities of $156,078.  These changes resulted in a decrease of $136,448 in the cash position for three months ended September 30, 2013.  The opening cash at June 30, 2013 was $172,431 and the closing balance at September 30, 2013 was $35,983.

Index

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective at September 30, 2013.  Management basis its determination upon the company’s inability for timely filing of our Form 10-K for the years ended June 30, 2011 and 2010 and our Form 10-Q for the periods ended September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011 and December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

In our Management’s Report on Internal Control Over Financial Reporting included in the Company’s Form 10-K for the year ended June 30, 2013, management concluded that our internal control over financial reporting was effective as of June 30, 2013.

Management did however identify a significant deficiency; a significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  This deficiency of not having sufficient qualified staff has resulted in the Company being unable to file our 10-K for the years ending June 30, 2013, June 30, 2011 and 2010 and our Form 10-Q for the periods ended September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011 and December 31, 2011 in a timely manner.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  To remediate this situation, we are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

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

Index

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	From July 1, 2013 to September 30, 2013, we had the following sales of unregistered Common Stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

July 2013	Common Stock	4,000,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

August 2013	Common Stock	200,000	$10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

August 2013	Common Stock	2,612,500	$104,500 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

August 2013	Common Stock	1,700,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable

August 2013	Common Stock Warrant	312,500	Warrants issued in addition to shares issued for cash of $12,500; no commissions paid	Section 4(2); and/or Rule 506	$0.055 exercise price, expires August 14, 2015

August 2013	Common Stock Warrant	250,000	Warrants issued in addition to shares issued for cash of $15,000; no commissions paid	Section 4(2); and/or Rule 506	$0.06 exercise price, expires August 30, 2015

August 2013	Common Stock Warrant	1,250,000	Warrants issued in addition to shares issued for cash of $50,000; no commissions paid	Section 4(2); and/or Rule 506	$0.055 exercise price, expires August 2, 2014

September 2013	Common Stock	500,000	$30,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2013	Common Stock	312,500	$25,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2013	Common Stock	187,500	$7,500 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2013	Common Stock	300,000	$15,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2013	Common Stock	766,668	Shares issued in exchange for $30,667 of interest through September 1, 2013	Section 4(2); and/or Rule 506	Not applicable.

September 2013	Common Stock Warrant	687,500	Warrants issued in addition to shares issued for cash of $27,500; no commissions paid	Section 4(2); and/or Rule 506	$0.062 exercise price, expires August 8, 2014

(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the three months ended September 30, 2013, there were no repurchases by the Company of its Common Stock.

Index

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

10.10	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K dated September 19, 2013)

10.11	License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K dated September 19, 2013)

10.12	Second Amendment to Issuer’s Agreement with University of Arizona. (Incorporated by reference to Form 10-K for the fiscal year ended June 30, 2012)

10.13	Employment Agreement – Stephen Squires. (Incorporated by reference to Form 8-K filed January 23, 2013)

10.14	Employment Agreement – David Doderer (Incorporated by reference to Form 8-K filed January 23, 2013)

21.1	Subsidiaries of Registrant listing state of incorporation (Incorporated by reference to Form 10-K for fiscal year ended June 30, 2011)

31(a)	Rule 13a-14(a) Certification – Principal Executive Officer **

31(b)	Rule 13a-14(a) Certification – Principal Financial Officer **

32(a)	Section 1350 Certification – Principal Executive Officer **

32(b)	Section 1350 Certification – Principal Financial Officer **

101.SCH	Document, XBRL Taxonomy Extension **

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition **

101.DEF	Linkbase, XBRL Taxonomy Extension Labels **

101.LAB	Linkbase, XBRL Taxonomy Extension **

101.PRE	Presentation Linkbase **
____________
*  Filed herewith.
** To be filed by amendment

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM MATERIALS CORP.

November 14, 2013	By:	/s/ Stephen Squires
Stephen Squires,
Principal Executive Officer

November 14, 2013	By:	/s/ Chris Benjamin
Chris Benjamin,
Principal Financial Officer