Form 10-Q/A
period 2013-09-30
QUANTUM MATERIALS CORP.
filed 2013-11-18
CIK 1403570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

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

Explanatory Note

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

QUANTUM MATERIALS CORP.

November 18, 2013	By:	/s/ Stephen Squires
Stephen Squires,
Principal Executive Officer

November 18, 2013	By:	/s/ Chris Benjamin
Chris Benjamin,
Principal Financial Officer

4