Form 10-Q
period 2013-12-31
QUANTUM MATERIALS CORP.
filed 2014-02-12
CIK 1403570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number: 0-52953

QUANTUM MATERIALS
 CORP.
a(Exact name of small business issuer as specified in its charter)

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Accelerated Filer [ ]	Smaller Reporting Company [X]

As of February 10, 2014, the issuer had 198,258,537 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

INDEX

PART 1 – FINANCIAL INFORMATION	Page

Item 1. Financial Statements	3

Consolidated balance sheets as of December 31, 2013 (unaudited) and June 30, 2013 (audited)	3

Consolidated statements of operations, for the three and six months ended December 31, 2013 and 2012 and for the period from inception (May 19, 2008) through December 31, 2013 (unaudited)	4

Consolidated statements of stockholders equity (deficit), for the period of May 19, 2008 (Inception) to December 31, 2013	5

Consolidated statements of cash flows for the six months ended December 31, 2013 and 2012 and for the period from inception (May 19, 2008) through December 31, 2013 (unaudited)	6

Notes to consolidated financial statements (unaudited)	7

Item 2. Management’s Plan of Operation.	12

Item 3. Quantitative and Qualitative Disclosures and Market Risk	17

Item 4. Controls and Procedures	17

PART 2 – OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults upon Senior Securities	19

Item 4. Removed and reserved.	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	21

FINANCIAL INFORMATION

Item 1. Financial Statements

Quantum Materials Corp.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31	June 30
	2013	2013
	(unaudited)
ASSETS
Current
Cash	$4,149	$172,431

Total current assets	4,149	172,431

Licenses	55,000	55,000
Furniture and equipment, net of accumulated deprecation of $13,071	-	-

Total assets	$59,149	$227,431

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued Liabilities	$230,083	$287,583
Accrued liabilities - related party	1,924,839	1,513,978
Accrued expenses	72,500	72,500
Deferred revenue	899	899
Fair value of derivative liabilities	452,626	787,000

Total current liabilities	2,680,947	2,661,960

Convertible debenture, net of discount	1,500,000	1,500,000

Total liabilities	4,180,947	4,161,960

Stockholders' deficit
Common stock, $0.001 par value,
400,000,000 shares authorized,
Issued and outstanding 198,875,204 and 182,988,347, respectively	198,875	182,988
Additional paid-in capital	13,023,112	12,255,288
Deficit accumulated during the development stage	(17,343,785)	(16,372,805)

Total stockholders' deficit	(4,121,798)	(3,934,529)

Total liabilities and stockholders' deficit	$59,149	$227,431

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ending December 31, 2013 and December 31, 2012 and period from May 19, 2008 (inception) through December 31, 2013
(unaudited)

					Inception
	Three months ended		Six months ended		through
	December 31		December 31		December 31
	2013	2012	2013	2012	2013

Operating expenses:
General and administrative	$664,994	$411,997	$1,224,317	$961,187	$13,936,333
Research and development	934	2,000	4,826	6,000	880,171

Total operating expenses	665,928	413,997	1,229,143	967,187	14,816,504

Loss from operations	(665,928)	(413,997)	(1,229,143)	(967,187)	(14,816,504)

Other expenses (income):
Amortization of convertible debenture discount	-	-	-	-	1,468,837
Amortization of deferred finance cost	-	-	-	-	315,000
Change in fair value of derivative liabilities	(134,603)	267,000	(334,374)	100,000	(43,286)
Gain on accounts payable writedowns	-	-	-	-	(652,505)
Interest expense	37,877	37,946	76,211	75,862	841,996
Warrant expense	-	212,400	-	212,400	597,239

Total other expenses / (income)	96,726	(517,346)	258,163	(388,262)	(2,527,281)

Net loss	$(569,202)	$(931,343)	$(970,980)	$(1,355,449)	$(17,343,785)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	197,225,747	131,829,342	193,025,054	127,687,202

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
For the period from May 19,2008 (inception) to December 31, 2013
(unaudited)

				Deficit
				accumulated
			Additional	during the	Total
	Common Stock		paid in	development	Stockholders
	Shares	Amount	capital	stage	Equity
Balance June 30 2012	124,113,887	$124,114	$8,324,417	(11,467,027)	(3,018,496)

Common stock issued for cash	22,388,375	22,388	609,849	-	632,237
Stock warrants attached to common, proceeds allocated			65,361		65,361
Common stock issued for debenture interest payable	2,176,247	2,176	149,531		151,707
Common stock issued in exchange for accrued salaries	14,540,589	14,541	523,999		538,540
Common stock issued in exchange for accounts payable	137,400	137	7,673		7,810
Fair market value of shares issued in excess of liabilities			263,687		263,687
Common stock issued for employment agreements	15,000,000	15,000	1,035,000		1,050,000
Common stock issued for services	4,631,849	4,632	264,656		269,288
					-
Stock options issued for services			471,023		471,023
Stock options issued with employment contracts			440,840		440,840
Stock options issued for extension of debenture terms			99,252		99,252
					-
Net loss to June 30, 2013	-	-	-	(4,905,778)	(4,905,778)

Balance June 30 2013	182,988,347	$182,988	$12,255,288	(16,372,805)	(3,934,529)

Common stock issued for cash	4,429,167	4,429	200,071		204,500
Stock warrants attached to common, proceeds allocated	-	-	-		-
Common stock issued for debenture interest payable	1,544,446	1,545	74,666		76,211
Common stock issued for services	11,913,244	11,913	491,087		503,000
Cancellation of shares	(2,000,000)	(2,000)	2,000		-
Net loss to December 31, 2013 (unaudited)				(970,980)	(970,980)

Balance December 31, 2013	198,875,204	$198,875	$13,023,112	(17,343,785)	(4,121,798)

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ending December 31, 2013 and December 31, 2012 and period from May 19, 2008 (inception) through December 31, 2013
(unaudited)

	Six months		Six months		Inception
	ended		ended		through
	December 31		December 31		December 31
	2013		2012		2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		$(970,980)		$(1,355,449)	$(17,343,785)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services		503,000		-	7,469,347
Options issued for services		-		181,542	911,863
Stock issued for debenture interest					831,996
Warrant expense		-		212,400	617,503
Depreciation of furniture and office equipment		-		818	15,539
Amortization of convertible debenture discount		-		-	1,468,837
Amortization of deferred finance cost		-		-	315,000
Change in fair value of warrants and embedded
conversion feature		(334,374)		100,000	(43,286)

Net change in:
Deferred revenue		-		-	899
Accounts payable and accrued liabilities		(57,500)		39,320	544,424
Accrued liabilities - related party		410,861		527,073	2,167,954

Cash flows used by operating activities		(372,782)		(218,434)	(3,043,709)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license		-		-	(55,000)
Proceeds from disposal of furniture and equipment				-	5,343
Purchase of furniture & equipment		-		-	(20,883)

Cash flows provided by investing activities		-		-	(70,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock		204,500		232,897	1,933,398
Proceeds from convertible debenture issued		-		-	1,500,000
Payment of deferred finance cost		-		-	(315,000)

Cash flows provided by financing activities		204,500		232,897	3,118,398

NET INCREASE (DECREASE) IN CASH		(168,282)		14,463	4,149

Cash, beginning of the period		172,431		15,261	-

Cash, end of the period		$4,149		$29,724	$4,149

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes		$-		$-	$-
Cash paid for interest		$-		$-	$-
Non cash transactions
Issuance of common stock in connection
with recapitalization		$-		$-	$2,202
Cumulative effect of change in accounting
principle on convertible notes		$-		$-	$(49,541)
Accounts payable write down		$-		$-	$652,505
Stock issued in exchange for:
Accrued salaries	$		$		$538,540
Accounts payable	$		$		$7,810

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIAL CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2013. The results for the three months and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2014.

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

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value:  Level 1  – Quoted prices in active markets for identical assets or liabilities;  Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and  Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the November 4, 2008 note.  At June 30, 2013, all of the Company’s derivative liabilities were categorized as Level 3 fair value assets. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

	As of December 31, 2013
	Fair Value Measuring Using

	Carrying Value	Level 1	Level 2	Level 3	Total
Derivatives Liability	$452,626	-	-	452,626	$452,626

Total Derivatives Liability	$452,626	-	-	452,626	$452,626

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first six months of fiscal year 2014:

	Fair Value
	Measurements
	Using Level 3
	Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of June 30, 2013	$787,000	$787,000
Total Gains or Losses (realized/unrealized) Included in Net Loss	(334,374)	(334,374)
Purchases, issuances and settelements	-	-
Transfers in and/or out of Level 3	-	-

Ending Balance at December 31, 2013	$452,626	$452,626

Note 3.  Convertible debentures

Balance of convertible debentures consist of the following as of December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2012

Convertible debenture	$1,500,000	$1,500,000
Debenture discount amortized	-	-
Debenture warrant value amortized	-	-

	$1,500,000	$1,500,000

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

In accounting for the above convertible debentures, the Company has recognized a derivative liability associated with the conversion feature, in the amount of $452,626 and $787,000, as of December 31, 2013 and June 30, 2013, respectively.

Note 4. Related party transactions

The Company expensed management fees to the CEO / major shareholder as well as other related party executives of $334,154 and $569,623 respectively in the six months ended December 31, 2013 and the year ended June 30, 2013.  The Company was not able to pay the some of these fees, as a result the accrued liabilities related party was $1,924,839 and $1,513,978 respectively as of December 31, 2013 and June 30, 2013.

During the six months ended December 31, 2013 the Company recorded $5,760 of rent expense for the use of executive office space in the home of the CEO / major shareholder, $nil was paid and $5,760 was accrued.

Note 5.  Common stock

In July 2013, the Company issued 4,000,000 shares of common stock in exchange for services rendered, at a fair market value of $223,000.

In August 2013, the Company issued 200,000 shares of common stock in exchange for cash at a price of $0.05 per share and 2,612,500 shares of common stock in exchange for cash at a price of $0.04 per share, for total proceeds of $112,000.

In August 2013, the Company issued 1,700,000 shares of common stock in exchange for services of outside consultants, at a fair market value of $79,900.

In September 2013, the Company issued 416,667 shares of common stock in exchange for cash at a price of $0.06 per share, 312,500 shares of common stock in exchange for cash at a price of $0.08 per share and 187,500 shares of common stock in exchange for cash at a price of $0.04 per share, for total proceeds of $57,500.

In September 2013 the Company issued 766,668 shares of common stock to pay accrued interest of $38,334 for the three month period ended September 1, 2013.

In September 2013 the CEO and majority shareholder cancelled 2,000,000 shares held.

In October 2013, the Company issued 1,950,000 shares of common stock in exchange for services of outside consultants, at a fair market value of $114,500.

In December 2013 the Company issued 777,778 shares of common stock to pay accrued interest of $37,877 for the three month period ended December 1, 2013.

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

Employment agreements

The Company has two employment agreements in effect.  The CEO and Vice President of Research and Development each has a five year agreement which started in January 2013.   In August 2013, Robert Glass resigned from the Board of Directors and terminated his employment agreement. The Company intends to request that Dr. Glass return his 5,000,000 share signing bonus and agree to cancel his 5,000,000 options signing bonus. The Company will consider legal redress if necessary to accomplish the foregoing. No assurances can be given that the Company’s efforts to have the aforementioned securities cancelled will be successful.

Note 7.  Warrants

No warrants were issued in the three month period ending December 31, 2013. For the six months ended December 31, 2013, the Company issued warrants to purchase 2,500,000 shares of the Company’s Common Stock exercisable at prices ranging from $0.55 per share to $0.062 per share.

Note 8.  Subsequent events

On February 6, 2014, the Company closed on secured debt funding which will be used to acquire and deploy automated equipment (a microreactor) to significantly increase Tetrapod Quantum Dot production. The additional production capacity can fulfill demand for several joint development collaborations, expand sales for niche markets and new product evaluation, as well as provide Tetrapod Quantum Dot production for in house research and development needs. The Company granted warrants to the investors as well as certain rights to participate in future offerings and the right to appoint a director to the Board under certain conditions.

Effective on February 10, 2014, the Company accepted salary conversions from seven employees totaling approximately $546,275 into 17,071,081 options. The options have a term of five years, are immediately vested and are exercisable at $.06 per share. Of the seven employees, four executive officers agreed to convert all or a portion of their accrued salaries. The number of options granted was based upon the dollar amount converted plus a 25% bonus divided by a value of $.04 per option. These options were issued under the Company’s Stock Option Plan. Chris Benjamin converted $90,000 of salary into 2,812,500 options; Stephen Squires converted $95,000 of salary into 2,968,750 options; Ghassan Jabbour converted $120,000 of salary into 3,750,000 options; and David Doderer converted $25,000 of salary into 781,250 options.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended December 31, 2013 have been included.

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

The Company is preparing to enter the next phase of its development – production and supply of commercial scale volumes of TQDs to potential customers and joint ventures in order to develop a platform of initial customers in various industries. In order to finance the development of its business, including the establishment of its continuous process manufacturing facility, purchase of the first two equipment units and the expansion of its marketing and sales capabilities, the Company will be seeking additional investment capital. Provided this capital raise is successful and can be accomplished in the first quarter of 2014, the Company expects to commence generating limited revenues from the production of TQDs at the Wet Lab in the second quarter of 2014. Such revenues are expected to be modest at first and will be dependent upon the Company generating purchase orders from potential customers currently under NDAs and evaluating the Company’s technology. As part of this strategy, the Company has engaged in discussions with numerous target customers and has signed a number of NDAs and Sample Agreements to increase the probability of receiving firm orders from one or more of these entities.

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

Liquidity and Capital Resources

At December 31, 2013 the Company had a working capital deficit of approximately $2,676,798 with total current liabilities of approximately $2,680,947.  Approximately $1,924,839 of these liabilities is owed to our officers, directors and employees for services rendered and accrued through December 31, 2013.  The Company has been in the development stage since inception.  As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture as well as advances from a director, shareholder and employees’ wages being partially or fully accrued but not paid.

As of December 31, 2013, the Company lacks cash or cash equivalent assets and continues to incur losses in its development stage operations.  Over the past five years, the Company relied on sales of its Common Stock to support its operations and on various universities performing work and providing U.S. licensing rights under business agreements in which the Company has at times been in arrears in payments as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into the securities of the Company.   Currently, the Company is seeking additional financing in excess of $3,000,000; however, no definitive agreements for additional financing have been received and the Company cannot provide any assurance that additional funding will be available to finance our operations on terms acceptable to us, if at all, in order to support our plan of operations.  If we are unable to achieve the financing necessary to continue our plan of operations, then our stockholders may lose their entire investment in the Company.  See "Notes to Financial Statements."

Cash was used in operating activities of $372,782 for the six months ending December 31, 2013. This is a result of a net loss of $970,980 and changes in accounts payable of $57,500 and change in fair value of warrants of 334,374, partially offset by stock issued for services of $503,000, stock issued for debenture interest of $76,211, and changes in accrued liabilities for related parties of $410,861. There were no cash flows used in investing activities in the six months ended December 31, 2013. Cash flows from financing activities during the six months ended December 31, 2013 were $204,500 which consisted of proceeds of the sale of common stock.   In 2010, our board approved granting Mr. Squires the two year right to convert loans made by him of up to $200,000 into a maximum 5% interest in the common stock of Solterra, which option has expired unexercised. As of December 31, 2013, Mr. Squires does not have any unreimbursed cash advances due to him, and has accrued payroll and expenses totaling $246,307 owed to him and accrued payroll of $85,500 owed to his wife in her role as a bookkeeper for the Company.

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2013, the Company had not yet achieved profitable operations, has accumulated losses of $17,343,785 since its inception, at December 31, 2013, has a working capital deficit of $2,676,798 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and substantial additional financing (estimated at $3,000,000) during fiscal 2014 to maintain and expand its development stage operations. The Company is exploring all reasonable avenues of financing at this time, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all. In this respect, see “Note 2” in our notes to the consolidated financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

Effective on February 10, 2014, the Company accepted salary conversions from seven employees totaling approximately $546,275 into 17,071,081 options. The options have a term of five years, are immediately vested and are exercisable at $.06 per share. Of the seven employees, four executive officers agreed to convert all or a portion of their accrued salaries. The number of options granted was based upon the dollar amount converted plus a 25% bonus divided by a value of $.04 per option. These options were issued under the Company’s Stock Option Plan. Chris Benjamin converted $90,000 of salary into 2,812,500 options; Stephen Squires converted $95,000 of salary into 2,968,750 options; Ghassan Jabbour converted $120,000 of salary into 3,750,000 options; and David Doderer converted $25,000 of salary into 781,250 options.

Results of operations – Three Months Ended December 31, 2013 and 2012

General and administrative expenses

During the three months ended December 31, 2013 the Company incurred $664,994 of general and administrative expenses an increase of $252,997 from the $411,997 recorded for the three months ended December 31, 2012.  The increase in general and administrative expenses was primarily due to an increase in corporate expenses, primarily stock based compensation, in the amount of $200,100.

Included in the expenses for the current three months ended December 31, 2013 were remuneration of staff $249,003, legal and audit of $19,.000, travel expense of $8,385, corporate expense of $15,319, and other professional fees of $89,648. This compares to the three months ended December 31, 2012 which included remuneration of staff $323,064, legal and audit of $23,310, travel expense of $34,595, corporate expense of $24,743, and amortization of furniture and equipment of $409.

 Research and development expenses.

Research and development expenses of $934 were incurred in the three months ended December 31, 2013, compared to $2,000 in the three months ended December 31, 2012.  The decrease is the result of a decrease in patent expense of $2,000, offset by an increase in Q Dot manufacturing expense of $934.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008.

In December 2013 the Company issued 777,778 shares of common stock to pay accrued interest of $37,877 for the three month period ended December 1, 2013.

Interest expense recorded for the three months ended December 31, 2013 was $37,877 compared to $37,946 in the three month period ended December 31, 2012.

According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.  In the three months ended December 31, 2013 the Company issued 777,778 shares of the Company’s restricted Common Stock to pay $30,333 of accrued interest payable.  As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  However the timing of the shares being issued resulted in the share value being less than the interest paid therefore a increase in interest expense was recorded of $7,544 for the period.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the three months ended December 31, 2013 and 2012 was a decrease of $134,603 and an increase of $267,000, respectively, decreasing the fair value of embedded conversion feature liability from $587,229 as of September 30, 2013 to $452,626 as of December 31, 2013.

Results of operations – Six Months Ended December 31, 2013 and 2012

General and administrative expenses

During the six months ended December 31, 2013 the Company incurred $1,224,317 of general and administrative expenses an increase of $263,130 from the $961,187 recorded for the six months ended December 31, 2012.  The increase in general and administrative expenses was primarily due to an increase in corporate expenses, primarily stock based compensation, in the amount of $200,100 and other professional fees.

Included in the expenses for the current six months ended December 31, 2013 were remuneration of staff $520,700, legal and audit of $43,700, travel expense of $20,964, corporate expense of $38,927, and other professional fees of $544,028. This compares to the six months ended December 31, 2012 which included remuneration of staff $825,689, legal and audit of $42,810, travel expense of $50,897, corporate expense of $26,721, and amortization of furniture and equipment of $818.

 Research and development expenses.

Research and development expenses of $4,826 were incurred in the six months ended December 31, 2013, compared to $6,000 in the six months ended December 31, 2012.  The decrease is the result of a decrease in patent expense of $2,000 and a decrease in royalties of $110, offset by an increase in Q Dot manufacturing of $935.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008.

In September 2013 the Company issued 766,668 shares of common stock to pay accrued interest of $38,334 for the three month period ended September 1, 2013.

In December 2013 the Company issued 777,778 shares of common stock to pay accrued interest of $30,333 for the three month period ending December 1, 2013.

Interest expense recorded for the six months ended December 31, 2013 was $76,211 compared to $75,862 in the six month period ended December 31, 2012.

According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.  In the six months ended December 31, 2013 the Company issued 1,544,446 shares of the Company’s restricted Common Stock to pay $61,000 of accrued interest payable.  As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  However the timing of the shares being issued resulted in the share value being less than the interest paid therefore a increase in interest expense was recorded of $15,211 for the period.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the six months ended December 31, 2013 and 2012 was a decrease of $334,374 and an increase of $100,000, respectively, decreasing the fair value of embedded conversion feature liability from $787,000 as of June 30, 2013 to $452,626 as of December 31, 2013.

Cash Flow

During the six months ended December 31, 2013, cash was used in operations of $372,782.  During this period the Company received proceeds from financing activities of $204,500.  These changes resulted in a decrease of $168,282 in the cash position for six months ended December 31, 2013.  The opening cash at June 30, 2013 was $172,431 and the closing balance at December 31, 2013 was $4,149.

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective at December 31, 2013.  Management basis its determination upon the company’s inability for timely filing of our Form 10-K for the years ended June 30, 2011 and 2010 and our Form 10-Q for the periods ended September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011 and December 31, 2011.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	From July 1, 2013 to December 31, 2013, we had the following sales of unregistered Common Stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

July 2013	Common Stock	4,000,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

August 2013	Common Stock	200,000	$10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

August 2013	Common Stock	2,612,500	$104,500 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

August 2013	Common Stock	1,700,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

August 2013	Common Stock Warrant	312,500	Warrants issued in addition to shares issued for cash of $12,500; no commissions paid	Section 4(2); and/or Rule 506	$0.055 exercise price, expires August 14, 2015

August 2013	Common Stock Warrant	250,000	Warrants issued in addition to shares issued for cash of $15,000; no commissions paid	Section 4(2); and/or Rule 506	$0.06 exercise price, expires August 30, 2015

August 2013	Common Stock Warrant	1,250,000	Warrants issued in addition to shares issued for cash of $50,000; no commissions paid	Section 4(2); and/or Rule 506	$0.055 exercise price, expires August 2, 2014

September 2013	Common Stock	500,000	$30,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2013	Common Stock	312,500	$25,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2013	Common Stock	187,500	$7,500 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2013	Common Stock	300,000	$15,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2013	Common Stock	766,668	Shares issued in exchange for $30,667 of interest through September 1, 2013	Section 4(2); and/or Rule 506	Not applicable.

September 2013	Common Stock Warrant	687,500	Warrants issued in addition to shares issued for cash of $27,500; no commissions paid	Section 4(2); and/or Rule 506	$0.062 exercise price, expires August 8, 2014

October 2013	Common Stock	1,950,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

December 2013	Common Stock	777,778	Shares issued in exchange for $30,333 of interest through December 1, 2013	Section 4(2); and/or Rule 506	Not applicable.

(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)
In the six months ended December 31, 2013, there were no repurchases by the Company of its Common Stock.
However, the Company canceled on its books and records the over issuance of 2,000,000 shares which were issued to Mr. Squires.

Item 3. Defaults Upon Senior Securities.

None

Item 4.  Mining Safety Disclosures – not applicable.

Item 5. Other Information.

See "Note 8 to the Financial Statements" for description of Various Related Party and Other Transactions.

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

QUANTUM MATERIALS CORP.

February 12, 2014	By:	/s/ Stephen Squires
Stephen Squires,
Principal Executive Officer

February 12, 2014	By:	/s/ Chris Benjamin
Chris Benjamin,
Principal Financial Officer