Form 10-Q
period 2014-03-31
QUANTUM MATERIALS CORP.
filed 2014-05-15
CIK 1403570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, the issuer had 215,191,230 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

FINANCIAL INFORMATION
Item 1. Financial Statements

INDEX

PART 1 – FINANCIAL INFORMATION	Page

Item 1. Financial Statements	3

Consolidated balance sheets as of March 31, 2014 (unaudited) and June 30, 2013 (audited)	3

Consolidated statements of operations, for the three and nine months ended March 31, 2014 and 2013 and for the period from inception (May 19, 2008) through March 31, 2014 (unaudited)	4

Consolidated statements of stockholders equity (deficit), for the period of May 19, 2008 (Inception) to March 31, 2014	5

Consolidated statements of cash flows for the nine months ended March 31, 2014 and 2013 and for the period from inception (May 19, 2008) through March 31, 2014 (unaudited)	6

Notes to consolidated financial statements (unaudited)	7

Item 2. Management’s Plan of Operation.	13

Item 3. Quantitative and Qualitative Disclosures and Market Risk	18

Item 4. Controls and Procedures	18

PART 2 – OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults upon Senior Securities	21

Item 4. Removed and reserved.	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	23

Quantum Materials Corp.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31	June 30
	2014	2013
	(unaudited)
ASSETS
Current
Cash and cash equivalents	$201,504	$172,431

Total current assets	201,504	172,431

Licenses	55,000	55,000
Furniture and equipment, net of accumulated deprecation of $13,071	-	-
Deposits on assets	185,511	-

Total long term assets	240,511	55,000

Total assets	$442,015	$227,431

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued Liabilities	$247,582	$287,583
Accrued liabilities - related party	1,538,469	1,513,978
Accrued expenses	72,500	72,500
Deferred revenue	899	899
Fair value of derivative liabilities	622,335	787,000

Total current liabilities	2,481,785	2,661,960

Convertible debenture, net of discount	1,500,000	1,500,000
Convertible note	400,000	-

Total long term liabilities	1,900,000	1,500,000

Total liabilities	4,381,785	4,161,960

Stockholders' deficit
Common stock, $0.001 par value,
400,000,000 shares authorized,
Issued and outstanding 202,649,563 and 182,988,347, respectively	202,650	182,988
Additional paid-in capital	14,180,786	12,255,288
Deficit accumulated during the development stage	(18,323,206)	(16,372,805)

Total stockholders' deficit	(3,939,770)	(3,934,529)

Total liabilities and stockholders' deficit	$442,015	$227,431

The accompanying notes are an integral part of these consolidated financial statements.

Index
Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ending March 31, 2014 and March 31, 2013 and period from May 19, 2008 (inception) through March 31, 2014
(unaudited)

					Inception
	Three months ended		Nine months ended		through
	March 31		March 31		March 31
	2014	2013	2014	2013	2014

Operating expenses:
General and administrative	$391,554	$1,379,103	$1,615,872	$2,340,292	$14,327,888
Research and development	13,038	12,804	17,864	18,804	893,209

Total operating expenses	404,592	1,391,907	1,633,736	2,359,096	15,221,097

Loss from operations	(404,592)	(1,391,907)	(1,633,736)	(2,359,096)	(15,221,097)

Other expenses (income):
Amortization of convertible debenture discount	-	-	-	-	1,468,837
Amortization of deferred finance cost	-	-	-	-	315,000
Change in fair value of derivative liabilities	169,709	(185,000)	(164,665)	(85,000)	126,423
Beneficial conversion feature on convertible note	115,603		115,603		115,603
Gain on accounts payable writedowns	-	-	-	-	(652,505)
Loss on settlement of accrued salaries	136,569	-	136,569	-	136,569
Interest expense	37,444	37,511	113,655	113,373	879,440
Warrant expense	115,503	-	115,503	212,400	712,742

Total other expenses / (income)	(574,828)	147,489	(316,665)	(240,773)	(3,102,109)

Net loss	$(979,420)	$(1,244,418)	$(1,950,401)	$(2,599,869)	$(18,323,206)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common
shares outstanding	195,356,712	153,458,796	197,738,959	136,152,324

The accompanying notes are an integral part of these consolidated financial statements.

Index
Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
For the period from May 19,2008 (inception) to March 31, 2014

				Deficit
				accumulated
			Additional	during the	Total
	Common Stock		paid in	development	Stockholders
	Shares	Amount	capital	stage	Equity
Balance June 30 2012	124,113,887	$124,114	$8,324,417	(11,467,027)	(3,018,496)

Common stock issued for cash	22,388,375	22,388	609,849	-	632,237
Stock warrants attached to common, proceeds allocated			65,361		65,361
Common stock issued for debenture interest payable	2,176,247	2,176	149,531		151,707
Common stock issued in exchange for accrued salaries	14,540,589	14,541	523,999		538,540
Common stock issued in exchange for accounts payable	137,400	137	7,673		7,810
Fair market value of shares issued in excess of liabilities			263,687		263,687
Common stock issued for employment agreements	15,000,000	15,000	1,035,000		1,050,000
Common stock issued for services	4,631,849	4,632	264,656		269,288
					-
Stock options issued for services			471,023		471,023
Stock options issued with employment contracts			440,840		440,840
Stock options issued for extension of debenture terms			99,252		99,252
					-
Net loss to June 30, 2013	-	-	-	(4,905,778)	(4,905,778)

Balance June 30 2013	182,988,347	$182,988	$12,255,288	(16,372,805)	(3,934,529)

Common stock issued for cash	4,312,500	4,512	204,988		209,500
Stock warrants attached to common, proceeds allocated	-	-	-		-
Common stock issued for debenture interest payable	2,185,472	2,186	111,525		113,711
Common stock issued in exchange for accrued salaries	-	-	-		-
Common stock issued in exchange for accounts payable	-	-	-		-
Fair market value of shares issued in excess of liabilities	-	-	-		-
Common stock issued for employment agreements	-	-	-		-
Common stock issued for services	15,163,244	14,964	693,036		708,000
Cancellation of shares	(2,000,000)	(2,000)	2,000		-
Beneficial conversion feature of debenture	-	-	115,603		115,603
Allocated value of warrants related to debenture	-	-	95,603		95,603
Stock options issued for services	-	-	-		-
Stock options issued in exchange for accrued salaries	-	-	682,843		682,843
Stock options issued for extension of debenture terms	-	-	19,900		19,900
					-
Net loss to March 31, 2014 (unaudited)				(1,950,401)	(1,950,401)

Balance March 31, 2014	202,649,563	$202,650	$14,180,786	(18,323,206)	(3,939,770)

The accompanying notes are an integral part of these consolidated financial statements.

Index

Quantum Materials Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ending March 31, 2014 and March 31, 2013 and period from May 19, 2008 (inception) through March 31, 2014
(unaudited)

	Nine months	Nine months	Inception
	ended	ended	through
	March 31	March 31	March 31
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,950,401)	$(2,599,869)	$(18,323,206)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	708,000	292,000	7,674,347
Options issued for services	-	181,542	911,863
Options issued for debenture extension	19,900	-	19,900
Loss on stock issued for accrued liabilities - related party			136,569
Stock issued for debenture interest	113,711	111,774	869,496
Beneficial conversion	115,603	90,666	115,603
Warrant expense		212,400	617,503
Allocated value of warrants related to debenture			95,603
Depreciation of furniture and office equipment	-	1,160	15,539
Amortization of convertible debenture discount	-	-	1,468,837
Amortization of deferred finance cost	-	-	315,000
Change in fair value of warrants and embedded
conversion feature	(164,665)	(85,000)	126,423

Net change in:
Deferred revenue	-	-	899
Accounts payable and accrued liabilities	(40,001)	53,820	561,923
Accrued liabilities - related party	570,765	736,331	2,327,858

Cash flows used by operating activities	(394,916)	(466,636)	(3,065,843)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	-	-	(55,000)
Proceeds from disposal of furniture and equipment		-	5,343
Deposits on assets	(185,511)	-	(185,511)
Purchase of furniture & equipment	-	-	(20,883)

Cash flows provided by investing activities	(185,511)	-	(256,051)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	209,500	453,000	1,938,398
Proceeds from convertible debenture issued	400,000	-	1,900,000
Payment of deferred finance cost	-	-	(315,000)

Cash flows provided by financing activities	609,500	453,000	3,523,398

NET INCREASE (DECREASE) IN CASH	29,073	(13,636)	201,504

Cash, beginning of the period	172,431	15,261	-

Cash, end of the period	$201,504	$1,625	$201,504

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Non cash transactions
Issuance of common stock in connection
with recapitalization	$-	$-	$2,202
Cumulative effect of change in accounting
principle on convertible notes	$-	$-	$(49,541)
Accounts payable write down	$-	$-	$652,505
Stock issued in exchange for:
Accrued salaries	$	$	$538,540
Accounts payable	$	$	$7,810

The accompanying notes are an integral part of these consolidated financial statements.

Index

QUANTUM MATERIAL CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2013. The results for the three months and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2014.

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

Index

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

	As of March 31, 2014
	Fair Value Measuring Using

	Carrying Value	Level 1	Level 2	Level 3	Total
Derivatives Liability	$622,335	-	-	622,335	$622,335

Total Derivatives Liability	$622,335	-	-	622,335	$622,335

Index

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first nine months of fiscal year 2014:

	Fair Value
	Measurements
	Using Level 3
	Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of June 30, 2013	$787,000	$787,000
Total Gains or Losses (realized/unrealized) Included in Net Loss	(164,665)	(164,665)
Purchases, issuances and settelements	-	-
Transfers in and/or out of Level 3	-	-

Ending Balance at March 31, 2014	$622,335	$622,335

Note 3.  Convertible debentures

2008 Convertible Debenture

Balance of convertible debenture issued in 2008 consist of the following as of March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013

Convertible debenture from 2008	$1,500,000	$1,500,000
Debenture discount amortized	-	-
Debenture warrant value amortized	-	-

	$1,500,000	$1,500,000

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

In accounting for the above convertible debentures, the Company has recognized a derivative liability associated with the conversion feature, in the amount of $126,423 and $787,000, as of March 31, 2014 and June 30, 2013, respectively.

2014 Convertible Debenture

Balance of convertible debenture issued in 2014 consist of the following as of March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013

Convertible debenture	$400,000	$-
Debenture discount amortized	-	-
Debenture warrant value amortized	-	-

	$304,397	$-

Index

On February 6, 2014, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $400,000 in gross proceeds from two non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 5,000,000 common stock warrants exercisable at $.06 per share through December 31, 2016.  The Debenture has a term of two years maturing on January 31, 2016. The Debenture bears interest at the rate of 8% per annum and is pre-payable by the Company at any time without penalty, subject to the Debenture holders’ right of conversion at a conversion price of $.04 per share.  The debt is secured by a security interest in certain microreactor equipment.  Pursuant to the Securities Purchase Agreement, the investor has certain preferential rights to fund a second microreactor at a cost of up to $650,000. In the event of a second investment, the investor would receive warrants to purchase up to 8,125,000 shares, exercisable at $.06 per share with the second Debenture convertible at a conversion price of $.06 per share. The Agreement also provides for the investor to have the right to appoint one member to the Company’s Board of Directors in the event that any one of the aforementioned Debentures are converted into Common Stock of the Company.

In accounting for the above convertible debentures, the Company has recognized a beneficial conversion factor expense of $115,603, warrant expense of $95,603, and interest expense of 3,983 for the three months ended March 31, 2014.

The debenture funds are held in escrow and released as progress payments are made on the microreactor construction.  These payments are classified as Deposit on Assets on the balance sheet.

Note 4. Related party transactions

The Company expensed management fees to the CEO / major shareholder as well as other related party executives of $536,404 and $569,623 respectively in the nine months ended March 31, 2014 and the year ended June 30, 2013.  The Company has accrued liabilities due to related parties of $1,538,468 and $1,513,978, respectively, as of March 31, 2014 and June 30, 2013.

During the nine months ended March 31, 2014 the Company recorded $8,640 of rent expense for the use of executive office space in the home of the CEO / major shareholder, $nil was paid and $8,640 was accrued.

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

In September 2013, the Company issued 766,668 shares of common stock to pay accrued interest of $38,334 for the three month period ended September 1, 2013.

In September 2013, the CEO and majority shareholder cancelled 2,000,000 shares held.

In October 2013, the Company issued 1,950,000 shares of common stock in exchange for services of outside consultants, at a fair market value of $114,500.

In December 2013, the Company issued 777,778 shares of common stock to pay accrued interest of $37,877 for the three month period ended December 1, 2013.

In January 2014, the company issued 83,333 shares of common stock in exchange for cash at a price of $0.06 per share for total proceeds of $5,000.

In February 2014, the company issued 1,250,000 shares of common stock in exchange for services of outside consultants at $0.06 per share, a fair market value of $75,000.

In March 2014, the company issued 2,500,000 shares of common stock in exchange for services of outside consultant at $0.06 per share, a fair market value of $150,000.

In March 2014, the Company issued 641,026 shares of common stock to pay accrued interest of $37,500 for the three month period ended March 1, 2014.

Index

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

Index

Employment agreements

The Company has two employment agreements in effect with Stephen Squires and David Doderer.  Each executive officer has a five year agreement which started in January 2013.   In August 2013, Robert Glass resigned from the Board of Directors and terminated his employment agreement. The Company intends to request that Dr. Glass return his 5,000,000 share signing bonus and agree to cancel his 5,000,000 options signing bonus.  The Company will consider legal redress if necessary to accomplish the foregoing. No assurances can be given that the Company’s efforts to have the aforementioned securities cancelled will be successful.

Note 7.  Warrants

In January 2014, the following employees converted the amount of monies set forth beside their names into five-year warrants at with an exercise price of $0.06.  The value of these warrants exceeded the amounts owed, resulting in an expense of $136,569 recognized as Loss on Stock Issued for Accrued Salaries.

Employee	Salary Converted	Warrants	Life (Years)	Exercise Price
Stephen Squires	$95,000	2,968,750	5	$0.06
David Doderer	$25,000	781,250	5	$0.06
Chris Benjamin	$90,000	2,812,500	5	$0.06
Ghassan Jabbour	$120,000	3,750,000	5	$0.06
Andfew Robinson	$50,000	1,562,500	5	$0.06
Toshinon Ando	$99,870	3,120,934	5	$0.06
Art Lamstein	$66,405	2,075,148	5	$0.06
Total	$546,275	17,071,082

In January 2014, 5,000,000 common stock warrants were issued in connection with the Convertible Debenture issued for $400,000.  The warrants have an expiration of December 31, 2016 and an exercise price of $0.06 per share. Refer to Note 3.

In February 2014, 1,000,000 of the 2,000,000 common stock warrants issued to the debenture holders in December 2011 were amended to extend the warrant period to five years.  The original expiration date was December 10, 2014, which now expires on December 10, 2015.  The exercise price has been changed to $0.06.

Note 8.  Subsequent events

In April 2014, the Company had the following issuances of common stock:

4,583,333 shares at $0.06 in exchange for cash of $275,000;
3,291,667 shares at $0.06 for services with a fair value of $197,500 and;
4,666,667 shares at a fair value $0.06 for salary conversion of $280,000.

On April 3, 2014, the Board of Directors approved the following:

The issuance of 2,000,000 shares of common stock be issued to Andrew Robinson as payment for securing a letter of intent (LOI) related to a solar pilot plant;

The termination of three outside party consulting agreements due to satisfactory completion of the contracts;

The engagement of an outside marketing and public relations firm;

The option for the company’s outside counsel to convert fees of about $200,000 owed to them to a convertible note, payable on demand, at a conversion price of $0.06 per share.

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
•a current period loss combined with projection of continuing loss associated with use of the asset; and
• a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life

Index

Quantum enters into Securities Purchase Agreement and Transaction Documents to fund the purchase of its first two microractors

On February 6, 2014, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $400,000 in gross proceeds from two non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 5,000,000 common stock warrants exercisable at $.06 per share through December 31, 2016.  The Debenture has a term of two years maturing on January 31, 2016. The Debenture bears interest at the rate of 8% per annum and is pre-payable by the Company at any time without penalty, subject to the Debenture holders’ right of conversion at a conversion price of $.04 per share.  The debt is secured by a security interest in certain microreactor equipment.  Pursuant to the Securities Purchase Agreement, the investor has certain preferential rights to fund a second microreactor at a cost of up to $650,000. In the event of a second investment, the investor would receive warrants to purchase up to 8,125,000 shares, exercisable at $.06 per share with the second Debenture convertible at a conversion price of $.06 per share. The Agreement also provides for the investor to have the right to appoint one member to the Company’s Board of Directors in the event that any one of the aforementioned Debentures are converted into Common Stock of the Company.

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

The Wet Lab will be the center of operations of the Company and will be used by the Company to produce small sample quantities of TQDs (via batch method) and larger quantities of TQDs (via its proprietary process units, once this equipment is acquired) for supply to research facilities, customers and potential customers, and potential development joint ventures.  The facility will be used to support test production runs, to fine tune the characteristics of the quantum dots for optimized performance in the customer's specific application, and for continued R&D activities. The Wet Lab was established through funds raised in a private placement of common shares of the Company completed in early June 2013. The Company obtained $250,000 to finance the build out and initial costs of operation of the Wet Lab.

The primary short term objective of the Company is to establish its first continuous manufacturing process at the Wet Lab and produce volumes of TQDs for supply to customers on a commercial scale. The Company has completed a joint development effort with a non-affiliated third party provider of industrial process equipment which resulted in the design and successful proof of concept testing of a scalable production unit for manufacturing the Company’s proprietary TQDs on a low cost, continuous basis.  The Company has negotiated an agreement with the equipment provider for the delivery of a lab scale equipment unit capable of producing 2 grams per hour. This first unit will be used to validate synthesis protocols for customized TQDs developed to meet customer specification and will also be used to produce samples and to fulfill small to medium-size orders. The Company has also negotiated an agreement with the equipment provider for the delivery of a production scale equipment unit capable of producing 2 kilograms per hour. This unit is intended to be used to fulfill additional commercial orders. Subject to the Company obtaining financing for both of these equipment acquisitions, pursuant to a Securities Purchase Agreement described above, the sample size and production size equipment units are expected to be delivered to the Wet Lab during the first and third quarters of 2014, respectively. Each unit will be commissioned and tested upon delivery, with a view towards commencing initial production runs of TQDs within 30-60 days after installation. While the Company plans to work extensively with this  provider of equipment units , the Company owns all rights to the designs and intellectual property resulting from the development project, and could contract with one or more other competent suppliers of equipment if that became necessary.

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

Index

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

Liquidity and Capital Resources

At March 31, 2014 the Company had a working capital deficit of approximately $2,280,281 with total current liabilities of approximately $2,481,785.  Approximately $1,538,468 of these liabilities is owed to our officers, directors and employees for services rendered and accrued through March 31, 2014.  The Company has been in the development stage since inception.  As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture as well as advances from a director, shareholder and employees’ wages being partially or fully accrued but not paid.

As of March 31, 2014, the Company lacks cash or cash equivalent assets and continues to incur losses in its development stage operations.  Over the past five years, the Company relied on sales of its Common Stock to support its operations and on various universities performing work and providing U.S. licensing rights under business agreements in which the Company has at times been in arrears in payments as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into the securities of the Company.   Currently, the Company is seeking additional financing in excess of $3,000,000; however, no definitive agreements for additional financing have been received and the Company cannot provide any assurance that additional funding will be available to finance our operations on terms acceptable to us, if at all, in order to support our plan of operations.  If we are unable to achieve the financing necessary to continue our plan of operations, then our stockholders may lose their entire investment in the Company.  See "Notes to Financial Statements."

Cash was used in operating activities of $394,916 for the nine months ending March 31, 2014. This is a result of a net loss of $1,950,401 and changes in accounts payable of $40,001 and change in fair value of warrants of $164,665, partially offset by stock issued for services of $708,000, stock issued for debenture interest of $113,711, stock issued for payment of accrued liabilities of $682,843 and net changes in accrued liabilities for related parties of $24,491. Cash flows from investing activities during the nine months ended March 31, 2014 were $185,511 which consisted of deposits on assets of $185,511.   Cash flows from financing activities during the nine months ended March 31, 2014 were $609,500 which consisted of proceeds of the sale of common stock of $209,500 and proceeds from the issuance of a convertible debenture of $400,000.   In 2010, our board approved granting Mr. Squires the two year right to convert loans made by him of up to $200,000 into a maximum 5% interest in the common stock of Solterra, which option has expired unexercised.  As of March 31, 2014, Mr. Squires does not have any unreimbursed cash advances due to him, and has accrued payroll and expenses totaling $175,839 owed to him and accrued payroll of $93,421 owed to his wife in her role as a bookkeeper for the Company.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2014, the Company had not yet achieved profitable operations, has accumulated losses of $18,323,206 since its inception, at March 31, 2014, has a working capital deficit of $2,280,281 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and substantial additional financing (estimated at $3,000,000) during fiscal 2014 to maintain and expand its development stage operations. The Company is exploring all reasonable avenues of financing at this time, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all. In this respect, see “Note 2” in our notes to the consolidated financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

Index

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Officers and employees convert accrued salaries and bonus into warrants

In November 2010, Steven Squires ($125,000), Brian Lukian ($234,375), David Doderer ($62,500), Robert Glass ($37,500), Ghassan Jabbour ($243,750), Andrew Robinson ($50,000) and Toshinori Ando ($35,000) converted the amount of monies set forth beside their names into five-year warrants to purchase 1,666,666 shares, 3,125,000 shares, 833,333 shares, 500,000 shares, 3,250,000 shares, 666,666 shares and 466,666 shares, respectively, In summary, a total of $788,125 was converted into warrants to purchase 10,508,331 shares exercisable at $.075 per share through the expiration date of November 4, 2015.

In May 2011, David Doderer ($81,250), Robert Glass ($61,250), Ghassan Jabbour ($62,500), Andrew Robinson ($50,000) and Toshinori Ando ($65,000) converted the amount of monies set forth beside their names into five-year warrants to purchase  738,636 shares, 556,818 shares, 568,181 shares, 454,545 shares and 590,909 shares, respectively, In summary, a total of $320,000 was converted into warrants to purchase 2,909,089 shares exercisable at $.11 per share through the expiration date of May 18, 2016.

In January 2013, Chris Benjamin ($39,825), Art Lamstein ($101,139), Toshinori Ando ($125,000), Robin Squires ($122,577), and Ghassan Jabbour ($150,000) converted the amount of monies set forth beside their names into 1,075,275 common shares, 2,730,744 common shares, 3,375,000 common shares, 3,309,570 common shares and 4,050,000 common shares, respectively,

In January 2013, David Doderer ($120,000), and Robert Glass ($96,629) converted the amount of monies set forth beside their names into five-year warrants to purchase 3,000,000 common shares and 2,415,725 common shares respectively.

In February 2014, Stephen Squires ($95,000), David Doderer ($25,000), Chris Benjamin ($90,000), Ghassan Jabbour ($120,000), Andrew Robinson ($50,000), Toshinori Ando ($99,870), and Art Lamstein ($66,405)converted the amount of monies set forth beside their names into five-year warrants to purchase 17,071,082 shares exercisable at $.06 per share through the expiration date of February 10, 2019.

Results of operations – Three Months Ended March 31, 2014 and 2013

General and administrative expenses

During the three months ended March 31, 2014 the Company incurred $391,554 of general and administrative expenses a decrease of $987,549 from the $1,379,103 recorded for the three months ended March 31, 2013.  The increase in general and administrative expenses was primarily due to a decrease in executive compensation, primarily stock based compensation, in the amount of $882,255.

Included in the expenses for the current three months ended March 31, 2014 were remuneration of staff $216,910, legal and audit of $23,352, travel expense of $10,347, corporate expense of $18,093, and other professional fees of $94,216. This compares to the three months ended March 31, 2013 which included remuneration of staff $1,029,255, legal and audit of $29,882, travel expense of $36,258, corporate expense of $15,815, and amortization of furniture and equipment of $342..

 Research and development expenses.

Research and development expenses of $13,038 were incurred in the three months ended March 31, 2014, compared to $12,804 in the three months ended March 31, 2013.  The increase is the result of a decrease in patent expense of $12,804, offset by an increase in Q Dot manufacturing expense of $1,787 and an increase in licensing fees of $11,251.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008.

Index

In March 2014 the Company issued 641,026 shares of common stock to pay accrued interest of $37,500 for the three month period ended March 1, 2014.

According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.  In the three months ended March 31, 2014 the Company issued 641,026 shares of the Company’s restricted Common Stock to pay $30,000 of accrued interest payable.  As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  However the timing of the shares being issued resulted in the share value being less than the interest paid therefore a increase in interest expense was recorded of $7,500 for the period.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the three months ended March 31, 2014 and 2013 was an increase of $169,709 and an decrease of $185,000, respectively, increasing the fair value of embedded conversion feature liability from $452,626 as of December 31, 2013 to $622,335 as of March 31, 2014.

Results of operations – Nine Months Ended March 31, 2014 and 2013

General and administrative expenses

During the nine months ended March 31, 2014 the Company incurred $1,615,872 of general and administrative expenses an decrease of $724,420 from the $2,340,292 recorded for the nine months ended March 31, 2013.  The decrease in general and administrative expenses was primarily due to a decrease in executive compensation, primarily stock based compensation, in the amount of $974,933.

Included in the expenses for the current nine months ended March 31, 2014 were remuneration of staff $737,610, legal and audit of $67,019, travel expense of $31,311, corporate expense of $56,985, and other professional fees of $638,244. This compares to the nine months ended March 31, 2013 which included remuneration of staff $1,792,967, legal and audit of $72,692, travel expense of $87,155, corporate expense of $42,536, and amortization of furniture and equipment of $1,160.

 Research and development expenses.

Research and development expenses of $17,864 were incurred in the nine months ended March 31, 2014, compared to $18,804 in the nine months ended March 31, 2013.  The decrease is the result of a decrease in patent expense of $14,804 and a decrease in royalties of $110, offset by an increase in Q Dot manufacturing of $2,721 and an increase in licensing fees of $11,251.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008.

In September 2013 the Company issued 766,668 shares of common stock to pay accrued interest of $38,334 for the three month period ended September 1, 2013.

In December 2013 the Company issued 777,778 shares of common stock to pay accrued interest of $37,878 for the three month period ending December 1, 2013.

In March 2014 the Company issued 641,026 shares of common stock to pay accrued interest of $37,500 for the three month period ending March 1, 2014.

Interest expense recorded for the nine months ended March 31, 2014 was $113,711 compared to $113,373 in the nine month period ended March 31, 2013.

According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.  In the nine months ended March 31, 2014 the Company issued 2,185,472 shares of the Company’s restricted Common Stock to pay $91,000 of accrued interest payable.  As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  However the timing of the shares being issued resulted in the share value being less than the interest paid therefore a increase in interest expense was recorded of $22,696 for the period.

Index

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the nine months ended March 31, 2014 and 2013 was a decrease of $164,665 and a decrease of $85,000, respectively, decreasing the fair value of embedded conversion feature liability from $787,000 as of June 30, 2013 to $622,335 as of March 31, 2014.

Cash Flow

During the nine months ended March 31, 2014, cash was used in operations of $5,084.  During this period the Company received proceeds from financing activities of $209,500 and had cash expenditures from investing activities of $185,511.  These changes resulted in an increase of $29,073 in the cash position for nine months ended March 31, 2014.  The opening cash at June 30, 2013 was $172,431 and the closing balance at March 31, 2014 was $201,504.

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective at March 31, 2014.  Management basis its determination upon the company’s inability for timely filing of our Form 10-K for the years ended June 30, 2011 and 2010 and our Form 10-Q for the periods ended September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011 and December 31, 2011.

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

In March 2014, a settlement agreement was reached between the British Columbia Securities Commission, Quantum Materials and CEO Stephen Squires, absolving the company of the cease trade order placed on the company in November 2009.

Item 1A. Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	From July 1, 2013 to March 31, 2014, we had the following sales of unregistered Common Stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

July 2013	Common Stock	4,000,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

August 2013	Common Stock	200,000	$10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

August 2013	Common Stock	2,612,500	$104,500 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

August 2013	Common Stock	1,700,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

August 2013	Common Stock Warrant	312,500	Warrants issued in addition to shares issued for cash of $12,500; no commissions paid	Section 4(2); and/or Rule 506	$0.055 exercise price, expires August 14, 2015

August 2013	Common Stock Warrant	250,000	Warrants issued in addition to shares issued for cash of $15,000; no commissions paid	Section 4(2); and/or Rule 506	$0.06 exercise price, expires August 30, 2015

August 2013	Common Stock Warrant	1,250,000	Warrants issued in addition to shares issued for cash of $50,000; no commissions paid	Section 4(2); and/or Rule 506	$0.055 exercise price, expires August 2, 2014

September 2013	Common Stock	500,000	$30,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2013	Common Stock	312,500	$25,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

Index

September 2013	Common Stock	187,500	$7,500 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2013	Common Stock	300,000	$15,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2013	Common Stock	766,668	Shares issued in exchange for $30,667 of interest through September 1, 2013	Section 4(2); and/or Rule 506	Not applicable.

September 2013	Common Stock Warrant	687,500	Warrants issued in addition to shares issued for cash of $27,500; no commissions paid	Section 4(2); and/or Rule 506	$0.062 exercise price, expires August 8, 2014

October 2013	Common Stock	1,950,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

December 2013	Common Stock	777,778	Shares issued in exchange for $30,333 of interest through December 1, 2013	Section 4(2); and/or Rule 506	Not applicable.

January 2014	Common Stock	83,333	$5,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

January 2014	Common Stock Warrant	17,071,081	Warrants issued in exchange for accrued salaries of $546,275; no commissions paid	Section 4(2); and/or Rule 506	$0.06 exercise price, expires February 10, 2019

February 2014	Common Stock	1,250,000	Shares issued $25,000; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

February 2014	Common Stock Warrant	5,000,000	Warrants issued related to the closing of $400,000 debenture; no commissions paid	Section 4(2); and/or Rule 506	$0.06 exercise price, expires December 31, 2016

March 2014	Common Stock	641,026	Shares issued in exchange for $30,000 of interest through March 1, 2014	Section 4(2); and/or Rule 506	Not applicable.

March 2014	Common Stock	2,500,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the nine months ended March 31, 2014, there were no repurchases by the Company of its Common Stock.

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

Index

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

QUANTUM MATERIALS CORP.

May 15, 2014	By:	/s/ Stephen Squires
Stephen Squires,
Principal Executive Officer

May 15, 2014	By:	/s/ Chris Benjamin
Chris Benjamin,
Principal Financial Officer