Form 10-K
period 2014-06-30
QUANTUM MATERIALS CORP.
filed 2014-09-29
CIK 1403570

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [  ] No [X]

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

As of December 31, 2013, of the 198,875,204 outstanding shares of Common Stock, the number of shares held by non-affiliates was approximately 161,000,000 shares with a market value of approximately $8,050,000 based upon a last sale for our Common Stock of $.05 as of the close of business on December 31, 2013.

As of September 17, 2014, the issuer had 257,459,909 shares of common stock, $0.001 par value per share outstanding.

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

Forward-looking statements reflect only our current expectations. We may not update these forward-looking statements, even though our situation may change in the future. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements due to a number of uncertainties, many of which are unforeseen, including, without limitation:

•	we are a development stage company with no history of profitable operations;

•	we will need additional capital to finance our business;

•	our products may not gain market acceptance;

•	we need to purchase microreactors to produce quantum dots on a larger scale; we need to establish distribution relationships and channels and strategic alliances for market penetration and revenue growth;

•	competition within our industry;

•	the availability of additional capital on terms acceptable to us.

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

PART I

Item 1.  Business

Introduction

Quantum Materials Corp. (OTC:QTMM) (“QMC”) is a nanotechnology company specializing in the design, development, production and supply of Nanomaterials including Quantum Dots and tetrapod quantum dots (“TQDs”), a high performance variant of quantum dots, for a range of applications in the life sciences, optoelectronics, photovoltaics, lighting, security ink and sensor sectors of the market. QMC owns 100% of Solterra Renewable Technologies, Inc. (“Solterra”), an operating subsidiary that is focused on the photovoltaic (solar cell) market.  For convenience, the term “Company” is used to refer to both QMC and Solterra unless the context otherwise requires.

Nanoparticle are materials with features in the nanoscale, which features can be beneficial in a number of applications. Quantum dots are atomic crystals, tiny nanoparticles which can operate as up converters or down converters, emitting either photons or electrons when excited. The color of light emitted varies depending on the size of the quantum dot so that photonic emissions can be tuned by the creation of quantum dots of different sizes. Their unique properties as highly efficient, next generation semiconductors have led to the use of quantum dots in a range of electronic and other applications, including in the biomedical, display and lighting industries. Quantum dots also have applications in solar cells, where their characteristics enable conversion of light energy into electricity, with the potential for significantly higher efficiencies and lower costs than existing technologies, thereby creating the opportunity for a step change in the solar energy industry through the use of quantum dots in printed photovoltaic cells.

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

The Company recently acquired a patent portfolio from Bayer AG that includes 36 patents: 3 domestically and 33 internationally covering the high volume manufacture of quantum dots including heavy metal free, various methods for enhancing quantum dot performance and a quantum dot based solar cell technology. In addition the company has a worldwide exclusive license to a patented chemical process that permits it to produce high performance TQDs using a lower cost and environmentally friendly solvent for greater manufacturing flexibility. The Company has developed a proprietary method that allows it to mass produce consistent quantities of quantum dots and TQDs in a continuous process at lower capital costs than other existing processes. It also has the exclusive license to a patented screen printing technique for manufacture of LED’s and OLED’s which can include quantum dot enhanced electronic displays and other electronic components. The Company believes that these intellectual properties and proprietary technologies position the Company to become a leader in the overall Nanomaterials and quantum dot industry, and a preferred supplier of high performance quantum dots and tetrapod quantum dots to an expanding range of applications.

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

Shortly after formation, Solterra began to develop its solar cell business by licensing technology key to its business. In August 2008, Solterra was granted a license to develop, manufacture and exploit TQDs by William Rice Marsh University (“Rice“) of Houston, Texas, and in September 2011, the license was amended (the “Solterra Rice License”) and a new license was entered into between Rice and QMC (the “QMC Rice License”)(together with the Solterra Rice License, the “Rice Licenses“).The Rice Licenses grant to QMC and Solterra, respectively, the right to exploit a simplified and cost effective synthesis process for the production of TQDs of high quality and uniformity, which was invented in the Rice laboratory of Dr. Michael Wong, currently a director of QMC. Under the Rice Licenses, Solterra and QMC have been granted exclusive rights to develop, manufacture, market and exploit TQDs for photovoltaic applications (in the case of Solterra) and for electronic and medical applications (in the case of QMC). In October, 2008, Solterra also entered into a license agreement (the “UA License”) with the University of Arizona under which Solterra has been granted exclusive rights to use University of Arizona’s patented screen printing techniques in the production and sale of organic light emitting diodes incorporating quantum dots in printed electronic displays and other printed electronic components. This technology was developed at University of Arizona by Dr. Ghassan Jabbour, also a director of QMC, and will be sub-licensed to QMC for utilization in its business.

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

The recently acquired Bayer AG patent portfolio, Rice Licenses and the UA License, together with the proprietary manufacturing process, comprise the fundamental asset platform of the Company. The Company believes that this technology platform positions it to compete effectively in the global nanomaterials and quantum dot production and supply market.

Business Accomplishments

The following is an outline of the business accomplishments of the Company over the last few years:

•	Acquired a foundational patent portfolio from Bayer AG covering high volume production of quantum dots, including heavy metal free quantum dots, nanoparticles, quantum dot enhancement technologies and quantum dot solar cell technologies;
•	Implemented high volume production of quantum dots using patented continuous flow technology;
•	Achieved process for the creation of high quantum yield quantum dots with quantum yield above 90%;
•	Developed nanoparticle based solution for novel biotech application to aid in device R&D and calibration;
•	Reduced debt and enhanced working capital position;
•	Increased market capitalization;
•	Developed a process and produced sample quantities of dual emission and extremely narrow emission Tetrapod Quantum Dots (TQDs);
•	Established a new laboratory facility for research, development and initial production (“Wet Lab”) in Texas and negotiated a collaboration with Texas State University;
•	Developed and produced sample quantities of heavy metal-free TQDs;
•	Completed pilot testing of the design of the proprietary manufacturing process to produce TQDs;
•	Filed a provisional patent application for the proprietary process;
•	Completed pilot testing of the manufacturing process’ ability to achieve a run-rate production of 30 grams per week of TQDs;
•	Successfully developed a production process and shelling techniques that produce extremely high quantum yield TQDs for potential applications in the life science, display and lighting markets;
•	Developed and produced samples for a variety of potential customers covering a range of applications;
•	Negotiated rights to sub-license technologies licensed from Rice University;
•	Re-negotiated the Rice License to modify minimum royalty payment dates and extend certain milestone dates;
•	Developed a technique for the controlled growth of the arms and legs of the TQDs in order to ensure consistency of length, width and aspect ratio between length and width (Management believes this size control can provide superior charge transfer in electronic applications);
•	Achieved measurable improvement in conversion efficiency of the Company’s TQD based solar cell;
•	Recognized by Frost & Sullivan and awarded 2012 North American Advanced Quantum Dot Manufacturing Enabling Technology Award; and
•	Identified and initiated negotiations with several national laboratories and universities to license additional intellectual property relating to a range of quantum dot processes and applications;

The Company can provide no assurances that its accomplishments to date will result in the grant of patents for proprietary processes or result in future sales and/or profitable operations.  See "Risk Factors."

Previously, the Company’s principal business emphasis was on the development of TQDs for solar cell applications through Solterra. The solar cell market has become increasingly volatile, with prices eroding due to the influx of subsidized products from abroad. Although the Company still intends to complete the development of its quantum dot solar cell technology and attempt to bring a competitive product to market, it has decided not do so in the current environment. The Company intends to wait until it can produce solar cells with sufficiently high conversion efficiency that, when combined with its low cost proprietary manufacturing process, will result in a product capable of producing energy at a cost per watt significantly below existing solar cell technology and competitive with non-renewable energy sources such as natural gas. In the meantime the Company has experienced a significant increase in interest in its materials and technologies for other applications such as life sciences, displays and lighting. Management believes that these markets present the best near term opportunities for the Company’s exploitation of its TQDs on a commercial scale. The Company will continue to pursue the solar cell market along with other energy uses for TQDs, but as indicated above, it has implemented a more balanced approach that addresses the potential demand for high performance TQDs in the other emerging markets. See “Major Market Segments” below.

Industry Overview

The Product: Nanomaterials including Quantum Dots

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

Company’s proprietary continuous process method: Unlike the three processes above, the Company has developed a proprietary (patent pending) continuous process manufacturing technique to produce QD’s & TQDs that has the potential to overcome the cost and performance challenges presented by other manufacturing methods. The patented chemistry of the Company’s process eliminates conventional solvents and substitutes cheaper solvents that are not toxic, corrosive or volatile, thus enabling a significant reduction in the overall temperature required for manufacturing and eliminating any gassing of the solvents. The significant reduction in the manufacturing temperature and elimination of gassing enabled the Company to develop a proprietary manufacturing technology that also eliminates the creation of hazardous wastes in the production process. By using these solvents, the Company was also able to improve the manufacturing yield of its QD’d & TQDs significantly. The Company believes that these increases in the quantum dot yields and the use of cost-efficient continuous manufacturing techniques will enable the Company to scale production more readily (by simply adding more equipment units to its manufacturing line), thus reducing the produced cost of the QD’s & TQDs significantly compared to current quantum dot manufacturing methods. Note that the Company can also produce small quantities of its QD’s & TQDs using a batch process employing the chemistry and other techniques under the Rice Licenses, and has done so for sample development purposes.

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

  Increased photo-stability
  Longer shelf life
  Resilience to photo bleaching
  Increased sensitivity
  Narrow emission peaks
  Broad excitation profile
  Multiplexing capability

QMC is currently the only company capable of producing highly uniform tetrapod quantum dots. In addition QMC has developed the technology required to produce TQDs with very narrow emission peaks as well as TQDs with dual emissions. Both of these features are highly desirable for a broad range of life science applications. Management believes its licensed patented chemistry and patented continuous production process will enable QMC to produce TQDs in volume and at a price point that will make them a very compelling choice for these applications.

Optoelectronics. This market is comprised principally of quantum dot displays (QDD) for televisions, computers, cell phones, PDAs and various other applications. A QDD provides better optical performance when compared to cathode ray tubes (CRT) and conventional liquid crystal displays (LCDs):

  50 to 100 times more brightness in comparison with CRTs and LCDs pure colors due to size tunability and narrow color-band frequency emission of the quantum dots significant energy savings, with power consumption being 1/5th to 1/10th that of an OLED or LCD displays

Sony, for example, has recently launched its first televisions using quantum dots to enhance the picture quality and power efficiency of its products. It is expected that quantum dots may also be used to improve the performance of other optoelectronic devices and lasers and optical components used in telecommunications.

QMC is currently the only company capable of producing highly uniform tetrapod quantum dots. In addition, QMC has developed the technology required to produce TQDs with very narrow emission peaks as well as TQDs with high quantum yield (high brightness). Both of these features are highly desirable for a broad range of display applications. In Management’s experience, TQDs are far less likely to aggregate due to their unique shape. Aggregation typically leads to self-extinguishing of the quantum dots, resulting in loss of emissions. This resistance to aggregation by TQDs results in the need to use fewer quantum dots in optoelectronic applications to achieve the same performance levels. It also allows TQDs to achieve higher optical densities. Management believes its licensed patented chemistry and patented continuous production process will enable it to produce quantum dots and TQDs in volume and at a price point that will make them a very compelling choice for these applications.

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

As stated above, QMC is currently the only company capable of producing highly uniform tetrapod quantum dots. In addition, QMC has developed the technology required to produce TQDs with very narrow emission peaks as well as TQDs with high quantum yield (high brightness). Both of these features are highly desirable for a broad range of lighting applications. For lighting applications, narrow emission peaks is a key feature that is necessary in order to produce a highly tuned light source. In Management’s experience, TQDs are far less likely to aggregate due to their unique shape. Aggregation typically leads to self-extinguishing of the quantum dots resulting in loss of emissions. This resistance to aggregation by TQDs results in the need to use fewer quantum dots in lighting applications to achieve the same performance levels. It also allows TQDs to achieve higher optical densities. Management believes its licensed patented chemistry and patented continuous production process will enable it to produce quantum dots and TQDs in volume and at a price point that will make them a very compelling choice for these applications.

Solar Energy. Quantum dots are capable of producing energy from a broad spectrum of solar and radiant energy, including ultraviolet and infrared frequencies. They have conversion potentials of approximately twice that of conventional solar cells, and can be developed out of a variety of materials. Applications are being developed to “print” highly efficient photovoltaic solar cells in mass quantities at low cost. Management believes that quantum dot solar cells and panels will be the next evolutionary development in the field of solar energy, and that commercialization will begin in 2016.

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

The Company intends to position itself to provide lower cost, higher volume, higher quality QD’s & TQDs that will benefit from one or more of these potential market trends.

Business Development Overview

In the past year, the Company has entered into an increased number of non-disclosure agreements (“NDAs”) and sample supply agreements with a several product manufacturers in different industries as well as universities and independent research laboratories. In most cases, the NDAs with manufacturers are for exploring joint development of specific products in the liquid crystal display (LCD) and light-emitting diode (LED) industries, solid state lighting industry, life sciences and for quantum dot adaptable printing equipment and other new technologies. The focus of the Company is on those sectors of the market in which utilization of quantum dots will have a transformational effect on the quality of end use products and their performance. The Company believes that its advantages in delivery of high quality, high performance quantum dots and TQDs (utilizing the chemistry under the Rice Licenses), patented continuous production techniques and screen printing techniques (to which it has exclusive rights under UA License) make it an attractive supplier to these markets.

Current Position

For Quantum Materials Corporation, our recent achievements are bringing us closer to our goals. In July 2013 we moved into new offices and wet labs at STAR Park, in San Marcos, Texas. Shortly after that we began production of tetrapod quantum dots and shipped TQD samples to some waiting potential clients.

In Summer 2014, we welcomed our first automated production system and have scaled its original 2 gms/hr to 25gms/hr with expectation we can subsequently further scale this system type to 100gms/hr in the early part of calendar 2015.

The advantages and benefits of our automated production are:

  Large scale production from one workspace;
  Less manpower and time needed for cost savings;
  Economies of scale leading to lower costs;
  95% production yield for less defects: less processing;
  Improved quality control for higher uniformity; and
  Assurance of backup systems for continuous supply.

Shipping Samples to Potential Clients

As a result of our automated production system, we have increased our rate of shipping samples to potential customers and we have delivered more than two dozen shipments.

To our knowledge this represents the first shipments of automated production, not manual “batch” production. Our volume production process assures our clients that we can deliver high volumes of quantum dots for industrial use.

Industries or uses intended include – Displays, Lighting, Biotech, Anti-counterfeiting, Sensors, Solar, Paint, and Coatings.

For the most part, our shipments of samples are to client’s specifications, and for others, these samples are preliminary shipments for evaluation for secondary purposes as we collaborate toward the development of their specific quantum dot enabled product.

Today we have a very active pipeline of potential clients that grows daily. These potential clients require a broad range of nanomaterials from relatively simple Red emitting quantum dots to both near and far Infrared emitting Quantum Dots, Thick-Shell Quantum Dots and/or Non-Heavy Metal Quantum Dots. Industries or uses intended include – Solid-State Lighting, Hydrogen Conversion, Displays, Solar, Automotive Glass and BIPV films, Batteries, Lasers, Biotech and Inks.

Eleven of the twenty-four potential clients have already had one or more face-to-face meetings with company management.

To maintain control of quantum dot production and quality, the Company’s preferred business relationship is a joint venture that evolves from a collaborative development effort where the parties agree to cooperate in the design and production of a range of new end products utilizing the Company’s Nanomaterials and/or screen printing processes, with the other party contributing industry expertise and substantial marketing, distribution and sales capabilities. In most cases, the Company envisions that the industry joint venture party would provide the financial resources to underwrite the project. In some cases, the joint venture may need to seek outside financing for the commercialization phase of the project. In either case, the Company would continue to control the production of the nanomaterials for incorporation into the end products.

Alternatively, the Company may choose to license a manufacturer of end products to incorporate the Company’s Nanomaterials into one or more specific products on an exclusive or non-exclusive basis. In some cases, it may be appropriate to dedicate an equipment unit to a single product line (for example, silicon nanocrystals for energy storage) for a single licensee, whether sited at the Company’s facilities or at the facilities of the licensee. In all cases, the license would contain provisions restricting the use of the Company’s technology and protecting its intellectual property.

In advancing these development activities, the Company follows a disciplined process to protect its intellectual property and foster collaborative arrangements. First, NDAs are entered into, followed by sample agreements. The Company then formulates, manufactures and supplies product samples to the counterparty’s specifications for evaluation and testing. If successful, this then leads to discussions on the form of a possible commercial relationship. Each step takes time, and the Company is increasing its sample production capacity to satisfy the backlog of requests for its materials of different compositions. Sample production is currently accommodated through use of the lab facilities at the Company’s Wet Lab described below.

In seeking to expand its customer base, the Company’s marketing strategy will be to engage in joint ventures or other strategic arrangements with manufacturers and others to jointly develop applications using its patented continuous production process and licensed screen printing technology to maximum effect. Such joint collaborations will involve the Company working closely with the industry counterpart to optimize the performance of the Company’s materials in each application or device, and to use the results from product development and testing to further enhance product specifications to meet the requirements of the market. These collaborations will support the Company’s internal research and development activities, which will continue to be a primary part of the Company’s business. The principal revenue streams for the Company are expected to be from (i) sales of Nanomaterials, (ii) royalties from sales of products and components by third parties incorporating the Company’s Nanomaterials, (iii) milestone payments under joint development arrangements with product developers and manufacturers, and (iv) sub-licensing fees where the Company engages in sub-licensing arrangements for its technology.

As of this date, the Company has not entered into any formal commercial joint ventures or licensing agreements, but has executed the following array of agreements and taken the following steps toward commercialization of its Nanomaterials in various market sectors:

	Product Manufacturers	Universities, Researchers, Other
NDAs	26	13
Sample Agreements	8	2
Initial Samples Delivered	8	2
Commercial Discussions Underway	21	5

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

Operational Overview

The Company has recently entered the commercialization stage of its business with the launch of the Wet Lab in July, 2013, its first permanent facility. The Wet Lab is located in San Marcos, Texas, approximately 30 miles south of Austin, Texas. This facility is part of the Star Park Technology Center, an extension of Texas State University, the fifth largest university in Texas and one of eight Texas Emerging Research Universities. This arrangement provides the Company with the opportunity to expand its operations within this 30 acre technology park. The Company has a year to year lease agreement and the option to add additional lab and office space on an as-needed basis. This location provides the Company with convenient access to an experienced faculty and specialized laboratory facilities that can support joint research and development efforts with Texas State University, and is in proximity to a number of leading companies in the life sciences, lighting, solar and electronics markets.

The Wet Lab will be the center of operations of the Company and will be used by the Company to produce small sample quantities of Nanomaterials as well as larger quantities of Nanomaterials via its patented process for supply to research facilities, customers and potential customers, and potential development joint ventures. The facility is used to support test production runs, to fine tune the characteristics of the materials for optimized performance in the customer's specific application, and for continued R&D activities. The Wet Lab was established through funds raised in a private placement of common shares of the Company completed in early June 2013.

The Company has established its first continuous manufacturing process at the Wet Lab and can now produce kilogram volumes of Nanomaterials for supply to customers on a commercial scale. This first unit is being used to validate synthesis protocols for customized materials development to meet customer specification and is also being used to produce samples and is capable of fulfilling small to medium-size orders. The Company has also negotiated an agreement with the equipment provider for the delivery of a production scale equipment unit capable of producing up to 4000 kilograms per year. This unit is intended to be used to fulfill large commercial orders. Subject to the Company obtaining financing for this larger equipment acquisition, the sample size and production size equipment units are expected to be delivered to the Wet Lab during the first quarter of 2015. The second unit will be commissioned and tested upon delivery, with a view towards commencing initial production runs of materials within 30-60 days after installation. While the Company plans to work extensively with this provider of equipment units, the Company owns all rights to the designs and intellectual property resulting from the development project, and could contract with one or more other competent suppliers of equipment if that became necessary.

The Company is preparing to enter the next phase of its development – production and supply of commercial scale volumes of materials to potential customers and joint ventures in order to develop a platform of initial customers in various industries. In order to finance the development of its business, including the establishment of its continuous process manufacturing facility, purchase of the second equipment unit and the expansion of its marketing and sales capabilities. The Company expects to commence generating limited revenues from the production of materials at the Wet Lab in the third quarter of 2014. Such revenues are expected to be modest at first and will be dependent upon the Company generating purchase orders from potential customers currently under NDAs and evaluating the Company’s technology. As part of this strategy, the Company has engaged in discussions with numerous target customers and has signed a number of NDAs and Sample Agreements to increase the probability of receiving firm orders from one or more of these entities.

The Company’s ongoing research and development functions are considered key to maintaining and enhancing its competitive position in the growing nanomaterials and quantum dot market. Nanomaterials and Quantum dot technology continue to evolve, with new discoveries and refinements being made on an ongoing basis. The Company intends to be at the forefront of technological development, and will focus a significant part of its efforts on this, as it has done historically. Continuing R&D activities at the Wet Lab will be an important aspect of the Company’s strategy, as will the Company’s collaboration with Rice University, University of Arizona, Texas State University and the numerous research centers and departments with which the Company has relationships.

The key assets of the Company are its patents, high volume process equipment, licenses and other intellectual property rights, its knowhow and the expertise, capabilities and relationships brought to the Company by its management team. The Company will continue to develop its intellectual property portfolio and licensing rights. The Company is also working closely with numerous universities and public and private labs to develop and expand its intellectual property portfolio. As the business progresses, the Company will continually build out its portfolio of owned and licensed intellectual property, and take all appropriate steps to protect these rights.

The Licenses with Rice and University of Arizona include provisions for milestones and milestone payments. To date, these have been paid as agreed, waived and/or extended by both Rice and University of Arizona, respectively, illustrating the support each university has given to the Company as it has attempted to advance its business with measured resources. As the Company moves forward, it expects to be able to meet all payment and other obligations under the Licenses, and the Company’s funding strategy takes account of these requirements.

The business of the Company is subject to various types of government regulations, including restrictions on the chemical composition of nanomaterials used in life sciences and other sensitive applications, and regulation of hazardous materials used in or produced by the manufacture or use of quantum dots. Management believes that its patented technology, licensed patented chemistry and proprietary manufacturing process allow the Company to comply with current regulations by producing nanomaterials and by using environmentally friendly solvents, which are nevertheless contained and recycled in the production process. However, new regulations or requirements may develop that could adversely affect the Company or its products in the future. See “Risk Factors.”

Management and Personnel

The Company has traditionally operated with limited resources and infrastructure. It has a total of 10 employees, including the management team.

The board of directors, scientific advisory board and management team of the Company are comprised of individuals from a range of backgrounds, with a strong representation from the business and scientific community. This includes Dr. Michael Wong the inventor of our TQD dot chemistry and Dr. Ghassan Jabbour, the inventor of our printed electronics technology. Each of these individuals brings significant value to the Company through his connections and relationships with Rice University, University of Arizona and various other university, research and industry contacts.

As the Company moves into the next stage of its business, the board of directors and management team will continue to be strengthened by the recruitment of additional members, and by restructuring the present board into a corporate governance board. The Company has recently established a separate scientific advisory board comprised of individuals with strong scientific backgrounds. The Company has also begun to build out the corporate board with the addition of board directors in non-executive positions to add independence, depth of experience and strategic support as the business of the Company grows.

Once the Company commences commercial manufacturing operations, the business will add additional employees in operating management, sales/marketing, R&D, production and administration. Additional staffing would be added from time to time, as necessary, when the business expands and the scale up of production accelerates.

Competition

The commercial nanomaterials industry and more specifically, the quantum dot industry, is relatively young and undeveloped, with a number of small competitors attempting to establish themselves in different segments employing one or more competitive strategies. Competition among these companies is based on the following factors:

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

The Company believes it is well positioned in all four areas described above. The Company’s materials offer higher performance than known competitors and consistency exceeds 98% (versus 50% or less with most manual quantum dot processes), minimizing the need for intensive post-production processing to maintain quality of the delivered product. The Company’s TQDs have dual emission capabilities and can be produced free of cadmium and other heavy metals or hazardous materials. The Company can also combine its materials with the patented screen printing methods licensed from University of Arizona to deliver an engineered solution in certain applications (displays and solar cells, for example) that will reduce the production cost for the end product manufacturer. The Company believes that implementation of its patented manufacturing process will allow it to scale up production to reliably meet commercial supply demands while reducing price, opening up the potential for new applications. Lastly, its continuing relationships with Universities such as Rice, University of Arizona and Texas State University as well as private and public labs such as LANL along with its approach to joint development ventures should enable the Company to achieve and maintain a leading position in R&D and commercialization of new products.

The Company is subject to other competitive risks of early stage and commercial businesses generally, and of advanced technology businesses in particular, including competing in an environment where other companies may be better financed or have more experience that the Company. See “Risk Factors.”

Licenses and Intellectual Property

The Company purchased the patent portfolio from Bayer AG out right and no further financial obligation between the Company and Bayer AG exist. The company is however responsible for the ongoing expenses of prosecuting and maintaining the subject patents.

As noted above, under the Rice Licenses, Solterra and QMC have been granted exclusive rights to develop, manufacture, market and exploit tetrapod quantum dots, in the case of Solterra, for photovoltaic applications, and in the case of QMC, for all electronic and life sciences applications (other than photovoltaics). During the term of the Rice Licenses, Rice is entitled to royalties ranging from 2% to 4% on sales of quantum dots for photovoltaic cells and 7.5% on sales of quantum dots for other electronic and life sciences applications. Rice is also entitled to certain milestone payments under each of the Rice Licenses. The milestone payments, payable on successive annual dates, were due to commence in August 2012. Certain key milestones, such as commencement of initial and scaled production by particular dates, were also required to be achieved by certain dates in 2013. As all of the milestones were not achieved by the originally anticipated dates, Rice has agreed to amend the minimum payment dates as set forth below, and extend the time for achievement of remaining key milestones. The Company now believes that, it has meet the development milestones that it will be able to meet the revised milestones payment requirements. Rice is also entitled to fees in the event of certain liquidity events occurring in relation to the Company and its business.

QMC/ Amended Due Dates under Rice Licenses	Minimum Royalty Due
January 1, 2015	$29,450
January 1, 2016	$117,000
January 1, 2017	$292,500
January 1, 2018 and forward	$585,000

Solterra / Amended Due Dates under Rice Licenses	Minimum Royalty Due
January 1, 2016	$100,000
January 1, 2017	$356,250
January 1, 2018	$1,453,500
January 1, 2019 and forward	$3,153,600

As noted above, Solterra is also a party to the UA License with the University of Arizona under which Solterra has been granted exclusive rights to use University of Arizona’s patented screen printing techniques in the production and sale of organic light emitting diodes in printed electronic displays and other printed electronic components. Under the UA License, University of Arizona is entitled to royalties on sales of products within the scope of the UA License of 2% on net sales of licensed products in non-display electronic products and 2.5% on net sales of licensed products for printed electronic displays, subject to certain minimum annual payments. The Company has satisfied all the required minimum annual royalty payments. The Company believes that it will be able to meet these revised payment requirements.

Amended Due Dates under UA License	Minimum Royalty Due
June 30, 2015	$50,000
June 30, 2016	$125,000
Each June 30 thereafter	$200,000

The Company’s intellectual property is comprised of both owned and licensed technology for the production and application of nanomaterials and quantum dots. The Company owns a patent portfolio purchased from Bayer AG and has the exclusive worldwide license to the patented chemistry process developed by Rice University for the development, manufacturing, marketing and exploitation of TQDs for photovoltaic applications (in the case of Solterra) and for electronic and medical applications (in the case of QMC). The Company also has the exclusive worldwide license to the University of Arizona’s patented screen printing techniques in the production and sale of organic light emitting diodes incorporating quantum dots in printed electronic displays and other printed electronic components. Leveraging the unique features of Rice’s patented chemistry process, the Company has developed a proprietary process for continuous production of nanomaterials via custom designed equipment units. The Company also owns additional intellectual property in the form of trademarks, trade names, copyrights, scientific and technical know-how and “trade secrets” that it intends to further develop and apply in its business, seeking to protect same with appropriate governmental filings and/or secrecy agreements. See “Risk Factors.”

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

 Pursuant to certain loan and related documents (the “Transaction Documents), we borrowed $1,500,000 from certain (then) non-affiliated parties on November 4, 2008 and issued Debentures. In June 2014, $1,000,000 of the Debentures was converted into Common Stock leaving a balance due of outstanding principal in the amount of $500,000 due November 4, 2014. In February 2014, we issued a $400,000 convertible debenture, with maturity date of January 16, 2016. We can provide no assurances that we will be able to meet our obligations under the Transaction Documents, the failure of which could materially adversely affect our operations and business prospects and our ability to meet our obligations as they become due and payable under the Debentures. Aside from the Debentures, the Company owes approximately $1.0 million in accounts payable and accrued liabilities and expenses. Without immediate and additional financing, the Company may not be able to meet its obligations and to remain a going concern.

We will need to raise significant and immediate additional capital for working capital purposes and to grow our business.

 Our business plans are based upon the possible need to raise funds estimated at $500,000 to support our operational and business objectives as described in Item 1 and plans for expansion and growth. As such, we can provide no assurances that we will be able to successfully raise additional financing as needed, on terms satisfactory to us, if at all. Any additional financing will also likely cause substantial dilution to our stockholders.

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

 We have entered into exclusive license agreements, as amended (the “Rice License”) with Rice University to use, develop, manufacture, market and exploit certain inventions, patent applications and issued patents of licensor with respect to the manufacture and sale of photovoltaic cells and the manufacture and sale of quantum dots for electronic and medical applications. Our license agreements with Rice University require us to be financially solvent, meet certain milestones and other obligations, conditions and to make certain royalty and other payments during the term of the license agreements.  Any default under the terms of our license agreements, which if not cured or waived by Rice University, could result in the loss of our exclusive license agreements and the right to manufacture and sell our intended products. While Rice has waived certain milestone dates and extended certain payment dates, there is no assurance that the Company will meet the new milestones or payment requirements or that Rice will agree to waive any future requirements. While the Company owns patents acquired from Bayer AG pertaining to the high volume production of quantum dots, Management believes that the loss of our exclusive license agreement with Rice University could have a material adverse effect on our operations. See “Item 1 – Licenses and Intellectual Property.”

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

Management believes that the Company is currently the only company capable of producing highly uniform tetrapod quantum dots.

Management believes that the Company is currently the only company capable of producing highly uniform tetrapod quantum dots. In addition, the Company has developed the technology required to produce TQDs with very narrow emission peaks as well as TQDs with dual emissions. Both of these features are highly desirable for a broad range of life science, optoelectronics, lighting and solar energy applications. Management believes its licensed patented chemistry and proprietary manufacturing process will enable QMC to produce TQDs in volume and at a price point that will make them a very compelling choice for these and other applications. No assurances can be given that Management’s beliefs and expectations will be realized or that competitors will not develop techniques capable of producing highly uniform TQDs that are competitive or functionally better than those produced (or to be produced) by the Company.

The Company has entered into a number of non-disclosures agreements and sample supply agreements with several product manufacturers as well as others. No assurances can be given that sales, joint venture agreements and/or license agreements will result from these agreements.

In the past two years, the Company has entered into a number of non-disclosure agreements (“NDAs”) and sample supply agreements with a several product manufacturers in different industries as well as universities and independent research laboratories. In most cases, the NDAs with manufacturers are for exploring joint development of specific products or applications. While the Company’s preferred business relationship is a joint venture that evolves from a collaborative effort where the parties agree to cooperate in the design and production of a range of new end products utilizing the Company’s TQDs and screen printing processes, with the other party contributing industry expertise and substantial marketing, distribution and sales capabilities, no assurances can be given that joint venture agreements will be entered into on terms satisfactory to the Company, if at all. Further, no assurances can be given that the non-disclosure agreements and sample supply agreements entered into by the Company as described above will result in sales of the Company’s products. Also, in the event the Company decides to become a licensed manufacturer of end products to incorporate the Company’s TQDs into one or more specific products on an exclusive or non-exclusive basis, no assurances can be given that the Company will successfully enter into license agreements satisfactory to the Company, if at all.

The Company opened up a wet lab in June 2013 to produce TQDs. Subject to obtaining additional financing, the Company intends to purchase certain equipment units to produce higher volume of the TQDs.

The Company opened up a wet lab in June 2013 to produce TQDs on a small scale the first equipment unit is capable of producing 2 grams per hour of quantum dots and tetrapod quantum dots and the second equipment unit will be capable of producing 2 kilograms per hour of quantum dots and tetrapod quantum dots and nanomaterials. The Company anticipates the second unit being commissioned and tested upon delivery with a view towards commencing initial production runs of materials within 30 to 60 days of installation. No assurances can be given that the Company will be able to raise the necessary financing to carry out the Company’s plan of operation as described herein.

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

The key assets of the Company are its patents, licenses and intellectual property rights, its knowhow and the expertise, capabilities and relationships brought to the Company by its management team. The Company will continue to develop its intellectual property portfolio and licensing rights, and currently has two patents pending for continuous flow production of quantum dots. The Company will also work closely with Rice and University of Arizona to develop and expand its intellectual property portfolio. As the business progresses, the Company will continually build out its portfolio of owned and licensed intellectual property, and take all appropriate steps to protect these rights. No assurances can be given that the Company will be successful in building out its portfolio of owned and licenses intellectual property and in protecting these rights.

The Company’s business is subject to environmental and other regulations.

The business of the Company is subject to various types of government regulations, including restrictions on the chemical composition of quantum dots used in life sciences and other sensitive applications, regulation of hazardous materials used in or produced by the manufacture or use of nanomaterials. Management believes that its patented, licensed patented chemistry and continuous manufacturing process allow the Company to comply with current regulations by producing nanomaterials and by its use of environmentally friendly solvents, which are nevertheless contained and recycled in the production process. However, new regulations or requirements may develop that could adversely affect the Company or its products in the future.

As the Company grows, it will need to obtain and retain additional qualified management and personnel.

The Company has traditionally operated with limited resources and infrastructure. It has a total of 10 employees, including the management team. The board of directors, scientific advisory board and management team of the Company are comprised of individuals from a range of backgrounds, with a strong representation from the business and scientific community. This includes Dr. Michael Wong the inventor of our TQD dot chemistry and Dr. Ghassan Jabbour, the inventor of our printed electronics technology. Each of these individuals brings significant value to the Company through his connections and relationships with Rice University, University of Arizona and various other university, research and industry contacts.

As the Company moves into the next stage of its business, the board of directors and management team will seek to continue to be strengthened by the recruitment of additional members, and by restructuring the present board into a corporate governance board. The Company has recently established a separate scientific advisory board comprised of individuals with strong scientific backgrounds. The Company has also begun to build out the corporate board with the addition of two more directors in non-executive positions to add independence, depth of experience and strategic support as the business of the Company grows. As our financings permit, we will seek to add additional employees in operating management, sales/marketing, R&D, production and administration. Additional staffing would be added from time-to-time, as necessary, when the business expands and the scale up of production accelerates. No assurances can be given that the Company will be successful in hiring and retaining additional qualified board members, management and staff personnel from time-to-time as necessary.

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

In the future, we may seek to establish large scale production facilities. Our ability to complete the planning, construction and equipping of large scale manufacturing facilities is subject to significant risk and uncertainty, including:

•	We will need to raise additional capital in order to finance the costs of constructing and equipping of large scale manufacturing facilities, which we may be unable to do so on reasonable terms or at all, and which could be dilutive to our existing stockholders;

•	The build-out of any facilities will be subject to the risks inherent in the development of a manufacturing facility, including risks of delays and cost overruns as a result of a number of factors, many of which may be out of our control, such as delays in government approvals, burdensome permit conditions and delays in the delivery of manufacturing equipment from numerous suppliers;

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

Our ability to compete effectively against competing technologies will depend, in part, on our ability to protect our current and future licensed and other proprietary technology, product designs and manufacturing processes by obtaining, maintaining, and enforcing our intellectual property rights through a combination of licenses, patents, copyrights, trademarks, and trade secrets and also through unfair competition laws. We may not be able to obtain, maintain or enforce adequately our intellectual property and may need to defend our products against infringement or misappropriation claims, either of which could result in the loss of our competitive advantage in our marketplace and materially harm our business and profitability. We face the following risks in protecting our intellectual property and in developing, manufacturing, marketing and selling our products:

•	possible loss of our exclusive licenses with Rice and the University of Arizona;
•	we cannot be certain that Rice’s patent will be sufficient to prevent others from developing or using technology similar to ours or in developing, using, manufacturing, marketing or selling products similar to ours;
•	given the costs of obtaining patent protection, we may choose not to file patent applications for or not to maintain issued patents for certain innovations that later turn out to be important, or we may choose not to obtain foreign patent protection at all or to obtain patent protection in only some of the foreign countries, which later turn out to be important markets for us;
•	the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as laws in the United States, and we may encounter difficulties in protecting and defending our rights in such foreign jurisdictions;
•	third parties may design around our licensed technologies, and there is no assurance that any licensed patents and other intellectual property rights will be sufficient to deter infringement or misappropriation of our intellectual property rights by others;
•	third parties may seek to challenge or invalidate any licensed patents, which can result in a narrowing of or invalidating our patents or licensed patents, or rendering such rights unenforceable;
•	we may have to participate in proceedings such as interference, cancellation, or opposition, before the United States Patent and Trademark Office, or before foreign patent and trademark offices, with respect to our patents, licensed patents, any patent applications, trademarks or trademark applications or those of others, and these actions may result in substantial costs to us as well as a diversion of management attention;
•	although we are not currently involved in any litigation involving intellectual property rights, we may need to enforce our intellectual property rights against third parties for infringement or misappropriation or defend our intellectual property rights through lawsuits, which can result in significant costs and diversion of management resources, and we may not be successful in those lawsuits;
•	we rely on trade secret protections to protect our interests in proprietary know-how and processes for which patents are difficult to obtain or enforce; however, we may not be able to protect our trade secrets adequately; and
•	the contractual provisions on which we rely to protect our trade secrets and proprietary information, such as our confidentiality and non-disclosure agreements with our employees, consultants and other third parties, may be breached, and our trade secrets and proprietary information may be disclosed to competitors, strategic partners and the public, or others may independently develop technology equivalent to our trade secrets and proprietary information.

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

 Our business and competitive position depend upon our ability to protect our patents, licensed and other proprietary technology, including any manufacturing processes and products that we develop. Despite our efforts to protect this information, unauthorized parties may attempt to obtain and use information that we regard as proprietary. Any patents issued to our licensor or us in connection with our efforts to develop new technology for our products may not be broad enough to protect all of the potential uses of the technology.

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

        •       design around our intellectual property.

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

We intend to sell our products to product manufactures, domestic and international distributors, and other resellers. Most of our distribution partners will have a geographic or applications focus. We expect to collaborate closely with a number of manufacturers and distributors, both domestically and in the future internationally. We are actively working to recruit our distribution partners by very careful selection of a few accounts and channel partners. We intend to selectively pursue additional strategic relationships with other companies worldwide for the joint marketing, distribution and manufacturing of our products. These resellers are expected to range from large, multinational corporations to small, development-stage companies, each chosen for their particular expertise. We believe that these relationships will enable us to leverage the marketing, manufacturing and distribution capabilities of other companies, explore opportunities for additional product development and more easily enter new geographic markets in a cost effective manner, attract new distribution partners and develop new applications for our products.  Our sales, marketing and distribution plans may substantially rely on the efforts and abilities of third parties and such plans may not be successful. Moreover, we face risks associated with the marketing, distribution and sale of our products internationally.

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

THE FOREGOING RISK FACTORS DO NOT PURPORT TO BE A COMPLETE EXPLANATION OF THE RISKS INHERENT IN AN INVESTMENT IN THE COMPANY.

 Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.     Description of Property

Since inception of Solterra, Solterra utilizes the home of Stephen Squires as an executive office.  During each of the past five years, the Company has reimbursed Stephen Squires approximately $11,500 for the use of his premises.   In June 2013, the Company opened a wetlab and principal executive office facility in San Marcos, TX for development and sample production of tetrapod quantum dots on a year-to-year basis at a cost of approximately $1,100.

Item 3.	Legal Proceedings

The Company commenced an action against Robert Allan Glass in Federal Court in Austin, Texas regarding the termination of his employment agreement. The Company seeks to recover all common stock and cancel all options issued to Mr. Glass as part of his employment agreement. Mr. Glass has filed a counterclaim against the Company alleging breach of contract of the employment agreement seeking allegedly unpaid compensation.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock trades in the over-the-counter marketplace in the OTCQB under the symbol “QTMM.” The OTCQB marketplace offers trading for securities of smaller reporting companies like the Company that are reporting to the Securities and Exchange Commission. The OTCQB marketplace has effectively replaced the FINRA operated OTC Bulletin Board (OTCBB) as the primary market for SEC reporting securities that trade off exchanges.,

The table below sets out the range of high and low sales information for our common stock for each quarterly period from July 1, 2011 through June 30, 2014.

Quarter Ended	High	Low
June 30, 2014	.28	.05
March 31, 2014	.07	.03
December 31, 2013	.07	.04
September 30, 2013	.08	.05
June 30, 2013	.09	.06
March 31, 2013	.10	.07
December 31, 2012	.10	.04
September 30, 2012	.10	.05

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

 Holders

As of June 30, 2014, there were 173 record holders accounting to the Company’s transfer agent. However, Management believes that there are over 900 holders of our common stock.

Dividends

We have not paid dividends on our common stock, and do not anticipate paying dividends on our common stock in the foreseeable future.

Issuer Sales of Restricted Securities

(a)	From July 1, 2013 to June 30, 2014, we had the following sales of unregistered Common Stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

July 2013	Common Stock	4,000,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

August 2013	Common Stock	200,000	$10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

August 2013	Common Stock	2,612,500	$104,500 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

August 2013	Common Stock	1,700,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

August 2013	Common Stock Warrant	312,500	Warrants issued in addition to shares issued for cash of $12,500; no commissions paid	Section 4(2); and/or Rule 506	$0.055 exercise price, expires August 14, 2015

August 2013	Common Stock Warrant	250,000	Warrants issued in addition to shares issued for cash of $15,000; no commissions paid	Section 4(2); and/or Rule 506	$0.06 exercise price, expires August 30, 2015

August 2013	Common Stock Warrant	1,250,000	Warrants issued in addition to shares issued for cash of $50,000; no commissions paid	Section 4(2); and/or Rule 506	$0.055 exercise price, expires August 2, 2014

September 2013	Common Stock	500,000	$30,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2013	Common Stock	312,500	$25,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2013	Common Stock	187,500	$7,500 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2013	Common Stock	300,000	$15,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2013	Common Stock	766,668	Shares issued in exchange for $30,667 of interest through September 1, 2013	Section 4(2); and/or Rule 506	Not applicable.

September 2013	Common Stock Warrant	687,500	Warrants issued in addition to shares issued for cash of $27,500; no commissions paid	Section 4(2); and/or Rule 506	$0.062 exercise price, expires August 8, 2014

October 2013	Common Stock	1,950,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

December 2013	Common Stock	777,778	Shares issued in exchange for $30,333 of interest through December 1, 2013	Section 4(2); and/or Rule 506	Not applicable.

January 2014	Common Stock	83,333	$5,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

January 2014	Common Stock Warrant	17,071,081	Warrants issued in exchange for accrued salaries of $546,275; no commissions paid	Section 4(2); and/or Rule 506	$0.06 exercise price, expires February 10, 2019

February 2014	Common Stock	1,250,000	Shares issued $25,000; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

February 2014	Common Stock Warrant	5,000,000	Warrants issued related to the closing of $400,000 debenture; no commissions paid	Section 4(2); and/or Rule 506	$0.06 exercise price, expires December 31, 2016

March 2014	Common Stock	641,026	Shares issued in exchange for $30,000 of interest through March 1, 2014	Section 4(2); and/or Rule 506	Not applicable.

March 2014	Common Stock	2,500,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.
April 2014	Convertible Notes	$200,000	$200,000 of legal services Converted into a convertible promissory note	Section 4(2)	Note payable on demand and convertible at $.06 per share.

April-June 2014	Common Stock	6,350,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

April-June 2014	Common Stock and Options	6,575,000 Shares and 6,083,333 Options (1)	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $.08 per share through June 6, 2019.

June 2014	Common Stock	3,333,334 Shares and 833,334 Options	Conversion of $200,000 of debt; no commissions paid	Section 3(a)(9)	Options exercisable at $.08 per share through May 30, 2019

June 2014	Common Stock	16,666,666 shares	Conversion of $1,000,000; no commissions paid	Section 3(a)(9)	Not applicable.

June 2014	Common Stock	666,662 Shares	Shares issued in exchange for $41,485 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

April-June 2014	Common Stock	11,788,283 Shares	Shares issued at a cash price of $490,000; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

June 2014	Common Stock	640,000 shares	Shares issued in exchange for warrants exercised totaling $43,200; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

Repurchase of Securities

In the year ended June 30, 2014, there were no purchases by the Company of its Common Stock.

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

Business Overview

QMC is a nanotechnology company specializing in the design, development, production and supply of nanomaterials, including quantum dots and tetrapod quantum dots (“TQDs”), a high performance variant of quantum dots, for a range of applications in the life sciences, optoelectronics, photovoltaics, lighting, security ink and sensor sectors of the market. QMC owns 100% of Solterra Renewable Technologies, Inc. (“Solterra”), an operating subsidiary that is focused on the photovoltaic (solar cell) market.

Nanoparticle are materials with features in the nanoscale, which features can be beneficial in a number of applications. Quantum dots are atomic crystals, tiny nanoparticles which can operate as up converters or down converters, emitting either photons or electrons when excited. The color of light emitted varies depending on the size of the quantum dot so that photonic emissions can be tuned by the creation of quantum dots of different sizes. Their unique properties as highly efficient, next generation semiconductors have led to the use of quantum dots in a range of electronic and other applications, including in the biomedical, display and lighting industries. Quantum dots also have applications in solar cells, where their characteristics enable conversion of light energy into electricity, with the potential for significantly higher efficiencies and lower costs than existing technologies, thereby creating the opportunity for a step change in the solar energy industry through the use of quantum dots in printed photovoltaic cells.

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

The Company recently acquired a patent portfolio from Bayer AG that includes a number of patents covering the high volume manufacture of quantum dots including heavy metal free, various methods for enhancing quantum dot performance and a quantum dot based solar cell technology. In addition the company has a worldwide exclusive license to a patented chemical process that permits it to produce high performance TQDs using a lower cost and environmentally friendly solvent for greater manufacturing flexibility. The Company has developed a proprietary method that allows it to mass produce consistent quantities of quantum dots and TQDs in a continuous process at lower capital costs than other existing processes. It also has the exclusive license to a patented screen printing technique for manufacture of LED’s and OLED’s which can include quantum dot enhanced electronic displays and other electronic components. The Company believes that these intellectual properties and proprietary technologies position the Company to become a leader in the overall Nanomaterials and quantum dot industry, and a preferred supplier of high performance quantum dots and tetrapod quantum dots to an expanding range of applications.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Deferred Finance Costs

Deferred finance costs which arose from the Company’s convertible debenture financing are amortized using the effective interest method over the term of the debentures.

Equipment

Office furniture, office equipment and the microreactor are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized: minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally three to ten years.

	Method	Period
Office furniture	Straight line	7 years
Office equipment	Straight line	3 years
Microreactor	Straight line	10 years

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

Research and development costs

Research and development costs are expensed as they are incurred.  Research and development expense was $91,803 and $114,980 for the years ended June 30, 2013 and June 30, 2014, respectively.

Basic and diluted loss per share

The Company reports basic loss per share in accordance with the ASC 260, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided as it would anti-dilutive.  Dilution is computed by applying the treasury stock method.

Plan of Operation

The Company has recently entered the commercialization stage of its business with the launch of the Wet Lab in July, 2013, its first permanent facility. The Wet Lab is located in San Marcos, Texas, approximately 30 miles south of Austin, Texas. This facility is part of the Star Park Technology Center, an extension of Texas State University, the fifth largest university in Texas and one of eight Texas Emerging Research Universities. This arrangement provides the Company with the opportunity to expand its operations within this 30 acre technology park. The Company has a year to year lease agreement and the option to add additional lab and office space on an as-needed basis. This location provides the Company with convenient access to an experienced faculty and specialized laboratory facilities that can support joint research and development efforts with Texas State University, and is in proximity to a number of leading companies in the life sciences, lighting, solar and electronics markets.

The Wet Lab will be the center of operations of the Company and will be used by the Company to produce small sample quantities of Nanomaterials as well as larger quantities of Nanomaterials via its patented process for supply to research facilities, customers and potential customers, and potential development joint ventures. The facility is used to support test production runs, to fine tune the characteristics of the materials for optimized performance in the customer's specific application, and for continued R&D activities. The Wet Lab was established through funds raised in a private placement of common shares of the Company completed in early June 2013.

The Company has established its first continuous manufacturing process at the Wet Lab and can now produce kilogram volumes of Nanomaterials for supply to customers on a commercial scale. This first unit is being used to validate synthesis protocols for customized materials development to meet customer specification and is also being used to produce samples and is capable of fulfilling small to medium-size orders. The Company has also negotiated an agreement with the equipment provider for the delivery of a production scale equipment unit capable of producing up to 4000 kilograms per year. This unit is intended to be used to fulfill large commercial orders. Subject to the Company obtaining financing for this larger equipment acquisitions, the sample size and production size equipment units are expected to be delivered to the Wet Lab during the first quarter of 2015. The second unit will be commissioned and tested upon delivery, with a view towards commencing initial production runs of materials within 30-60 days after installation. While the Company plans to work extensively with this provider of equipment units , the Company owns all rights to the designs and intellectual property resulting from the development project, and could contract with one or more other competent suppliers of equipment if that became necessary.

The Company is preparing to enter the next phase of its development – production and supply of commercial scale volumes of materials to potential customers and joint ventures in order to develop a platform of initial customers in various industries. In order to finance the development of its business, including the establishment of its continuous process manufacturing facility, purchase of the second equipment unit and the expansion of its marketing and sales capabilities. The Company expects to commence generating limited revenues from the production of materials at the Wet Lab in the third quarter of 2014. Such revenues are expected to be modest at first and will be dependent upon the Company generating purchase orders from potential customers currently under NDAs and evaluating the Company’s technology. As part of this strategy, the Company has engaged in discussions with numerous target customers and has signed a number of NDAs and Sample Agreements to increase the probability of receiving firm orders from one or more of these entities.

The Company’s ongoing research and development functions are considered key to maintaining and enhancing its competitive position in the growing nanomaterials and quantum dot market. Nanomaterials and Quantum dot technology continue to evolve, with new discoveries and refinements being made on an ongoing basis. The Company intends to be at the forefront of technological development, and will focus a significant part of its efforts on this, as it has done historically. Continuing R&D activities at the Wet Lab will be an important aspect of the Company’s strategy, as will the Company’s collaboration with Rice University, University of Arizona, Texas State University and the numerous research centers and departments with which the Company has relationships.

The key assets of the Company are its patents, high volume process equipment, licenses and other intellectual property rights, its knowhow and the expertise, capabilities and relationships brought to the Company by its management team. The Company will continue to develop its intellectual property portfolio and licensing rights. The Company is also working closely with numerous universities and public and private labs to develop and expand its intellectual property portfolio. As the business progresses, the Company will continually build out its portfolio of owned and licensed intellectual property, and take all appropriate steps to protect these rights.

The Licenses with Rice and University of Arizona include provisions for milestones and milestone payments. To date, these have been paid as agreed, waived and/or extended by both Rice and University of Arizona, respectively, illustrating the support each university has given to the Company as it has attempted to advance its business with measured resources. As the Company moves forward, it expects to be able to meet all payment and other obligations under the Licenses, and the Company’s funding strategy takes account of these requirements.

The business of the Company is subject to various types of government regulations, including restrictions on the chemical composition of nanomaterials used in life sciences and other sensitive applications, and regulation of hazardous materials used in or produced by the manufacture or use of quantum dots. Management believes that its patented technology, licensed patented chemistry and proprietary manufacturing process allow the Company to comply with current regulations by producing nanomaterials and by using environmentally friendly solvents, which are nevertheless contained and recycled in the production process. However, new regulations or requirements may develop that could adversely affect the Company or its products in the future. See “Risk Factors.”

 Liquidity and Capital Resources

At June 30, 2014 the Company had a working capital deficit of approximately $3,152,367 with total liabilities of approximately $3,662,495. Approximately $784,164 of these liabilities is owed to our officers, directors and employees for services rendered and accrued through June 30, 2014.  The Company has been in the development stage since inception. As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture as well as advances from a director, shareholder and employees’ wages being partially or fully accrued but not paid.

As of June 30, 2014, the Company lacks cash or cash equivalent assets and continues to incur losses in its development stage operations.  Over the past six years, the Company relied on sales of its Common Stock to support its operations and on various universities performing work and providing U.S. licensing rights under business agreements in which the Company has at times been in arrears in payments as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into the securities of the Company.   Currently, the Company is seeking additional financing in excess of $3,000,000; however, no definitive agreements for additional financing have been received and the Company cannot provide any assurance that additional funding will be available to finance our operations on terms acceptable to us, if at all, in order to support our plan of operations.  If we are unable to achieve the financing necessary to continue our plan of operations, then our stockholders may lose their entire investment in the Company.  See "Notes to Financial Statements."

Cash was used in operating activities of $956,639 for fiscal 2014. This is a result of a net loss of $5,302,487 partially offset by stock issued for services of $902,300 and options issued for services of $1,252,828, stock issued for debenture interest and charges of $194,454, and change in the fair value of the derivative liability of $1,084,337. Cash flows used in investing activities during 2014 were $303,514 for the purchase of microreactor equipment. Cash flows provided by financing activities during 2014 were $1,273,533 which consisted of proceeds of the sale of common stock of $873,533 and proceeds from equipment financing debenture of $400,000. As of June 30, 2014, Mr. Squires does not have any unreimbursed cash advances due to him, and has accrued payroll and expenses totaling $119,681 owed to him and accrued payroll of $3,009 owed to his wife in her role as a bookkeeper for the Company.

Cash was used in operating activities of $540,428 for fiscal 2013. This is a result of a net loss of $4,905,778 partially offset by stock issued for services of $1,582,975, options issued for services of $911,863, stock issued for debenture interest of $151,707, and changes in accounts payable of $143,820 and changes in accrued liabilities for related parties of $1,033,573. There were no cash flows used in investing activities in 2013. Cash flows from financing activities during 2013 were $697,598 which consisted of proceeds of the sale of common stock. In 2010, our board approved granting Mr. Squires the two year right to convert loans made by him of up to $200,000 into a maximum 5% interest in the common stock of Solterra, which option has expired unexercised. As of June 30, 2013, Mr. Squires does not have any unreimbursed cash advances due to him, and has accrued payroll and expenses totaling $197,125 owed to him and accrued payroll of $182,577 owed to his wife in her role as a bookkeeper for the Company, these amounts are included in amounts due to related parties.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2014, the Company had not yet achieved profitable operations, has accumulated losses of $21,675,292 since its inception, at June 30, 2014, has a working capital deficit of $3,152,367 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and substantial additional financing (estimated at $3,000,000) during Q1 and Q2 of fiscal 2015 to maintain and expand its development stage operations. The Company is exploring all reasonable avenues of financing at this time, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all. In this respect, see “Note 2” in our notes to the consolidated financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Officers and employees convert accrued salaries and bonus into warrants

In November 2010, Steven Squires ($125,000), Brian Lukian ($234,375), David Doderer ($62,500), Robert Glass ($37,500), Ghassan Jabbour ($243,750), Andrew Robinson ($50,000) and Toshinori Ando ($35,000) converted the amount of monies set forth beside their names into five-year warrants to purchase 1,666,666 shares, 3,125,000 shares, 833,333 shares, 500,000 shares, 3,250,000 shares, 666,666 shares and 466,666 shares, respectively. In summary, a total of $788,125 was converted into warrants to purchase 10,508,331 shares exercisable at $.075 per share through the expiration date of November 4, 2015.

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

In February 2014, Stephen Squires ($95,000), David Doderer ($25,000), Chris Benjamin ($90,000), Ghassan Jabbour ($120,000), Andrew Robinson ($50,000), Toshinori Ando ($99,870), and Art Lamstein ($66,405) converted the amount of monies set forth beside their names into five-year warrants to purchase 17,071,082 shares exercisable at $.06 per share through the expiration date of February 10, 2019.

In June 2014, Stephen Squires ($125,000), Chris Benjamin ($80,000), Ghassan Jabbour ($120,000), Robin Squires ($75,000), Toshinori Ando ($86,000) and Andrew Robinson ($40,000) converted the amount of monies set forth beside their name into an aggregate of 6,575,000 common shares and 5,000,000 five-year warrants exercisable at $.08 per share through the expiration date of June 6, 2019.

In June 2014, Art Lamstein ($65,000) converted the amount of monies set forth beside his name into five-year warrants to purchase 1,083,333 shares exercisable at $.06 per share through the expiration date of June 6, 2019.

Debt Conversions

On April 3, 2014, Morse & Morse, PLLC converted $200,000 of legal fees into a $200,000 promissory note convertible at $.06 per share. On that date, the note was assigned to the firm’s partners and an employee. In June 2014, the noteholders converted the principal and accrued interest into an aggregate of 3,363,654 shares of the Company’s restricted Common Stock.

On June 30, 2014, our holders of $1,000,000 in principal of secured debt, converted the principal of their debt into 16,666,667 shares of the Company’s Common Stock at the conversion price of $.06 per share. Since Mr. Squires pledged his 20 million shares of Common Stock to secure the repayment of their loans, the former debt holders released the pledged securities back to Mr. Squires. The remaining $500,000 of secured debt which was originally incurred in November 2008, remains due and payable on November 4, 2014, subject to the noteholder’s right of conversion through that date. The Company has the right of prepayment through the maturity date of this debt, subject to the debenture holder’s right to receive prior written notice and its opportunity to convert prior to the redemption date of such note.

Results of Operations – June 30, 2014 versus June 30, 2013

Balance Sheet

Cash

At June 30, 2014, the Company’s balance sheet included cash of $185,811 compared to cash of $172,431 at June 30, 2013, representing an increase in cash of $13,380 for the year.  An amount of $873,533 was raised through the sale of common stock in fiscal 2014 as compared to $697,598 in the prior year, however operating costs have consumed the majority of the amount leaving the current cash balance of $185,811.

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

Patent license costs have been expensed as research and development expenses and amounted to $0 and $14,804, respectively in the year ended June 30, 2014 and June 30, 2013.

Furniture and equipment

During the years ended June 30, 2014 and June 30, 2013, the company did not have any acquisitions or disposals of office equipment and furniture. The company is amortizing the office equipment and furniture on a straight line basis over 3 and 7 years, respectively, and has charged operations with $0 of amortization related to furniture and equipment for this year and $1,160 in the prior year.

During the year ended June 30, 2014 the company acquired microreactor equipment, which was placed into service in April 2014. The company is depreciating the microreactor equipment on a straight line basis over 10 years, and has charged operations with $7,588 of depreciation expense for the year ended June 30, 2014.

Deferred financing costs

Deferred finance cost incurred were $95,603, of which $19,920 was amortized for the year ending June 30, 2014.  This amount relates to the $400,000 convertible debenture financing raised in February 2014.  The deferred financing cost is being amortized using the effective interest method over the twenty-four month life of the note.  The balance at June 30, 2013 was $75,683, which off-sets the face value of the note payable.

Accounts payable and accrued liabilities

The balance at June 30, 2014 was $966,841.  Included in accounts payable is accrued liabilities to related parties of $784,164 for unpaid wages, legal fees of $18,432, other pro fees of $10,346, and accounting fees of $30,500. The balance at June 30, 2013 was $1,801,561.  Included in accounts payable is accrued liabilities to related parties of $1,513,978 for unpaid wages, legal fees of $173,432, research & development fees of $68,000, and accounting fees of $39,641.

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

As part of implementing ASC 815-40-14 the Company adjusted accumulated deficit by $162,643 and additional paid in capital by $212,184 for the year ended June 30, 2010.  The fair value of the derivatives as of June 30, 2014 was estimated by management to be $1,871,337 as compared to the estimated fair value at June 30, 2013 of $787,000. The increase of $1,084,337 has been charged to operations in the current year. The increase is due primarily to the increase in stock price.

Convertible debenture

2008 Convertible Debenture

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents to obtain $1,500,000 in gross proceeds from three non-affiliated parties in exchange for 3,525,000 restricted shares of Common Stock of Hague Corp and Debentures in the principal amount aggregating $1,500,000. The due date of these Debentures were extended through November 4, 2014 and bear interest at the rate of 8% per annum. The Debentures are pre payable by the Company at any time without penalty, subject to the Debenture holders’ conversion rights.  The Company recorded a discount of $1,155,826 associated with the 3,525,000 shares issued.  The discount was amortized over the original three year life of the debenture. The Debentures are secured by the assets of Quantum Materials Corp and are guaranteed by Solterra as Quantum Materials Corp’s subsidiary and were previously subject to a pledge of 20,000,000 shares by Stephen Squires, the Company’s Chief Executive Officer. In June 2014, two of the non-affiliated parties opted to convert their debenture holdings totaling $1,000,000 into 16,666,667 common shares at a conversion price of $.06 per share. The remaining $500,000 in principal is held by one non-affiliated person and is convertible through the maturity date of November 4, 2014 at $.06 per share, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of the Company’s Common Stock at a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company or other material event could cause an event of default under the Transaction Documents.

2014 Convertible Debenture

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

In accounting for the above convertible debentures, the Company has recognized a beneficial conversion factor expense of $115,603, allocated warrant expense (deferred financing costs) of $95,603, and interest expense of 19,920 for the twelve months ended June 30, 2014. The warrant expense is treated as deferred financing costs and is being amortized using the effective interest rate method over the life of the loan agreement, twenty-four months.

The debenture funds are held in escrow and released as progress payments are made on the microreactor construction.  The funds which have been released as payment are originally classified as Deposits on Assets, until such time that the microreactor was put in service. The amounts are now classified as the Microreactor Equipment.

On April 3, 2014, Morse & Morse, PLLC converted $200,000 of legal fees into a $200,000 promissory note convertible at $.06 per share. On that date, the note was assigned to the firm’s partners and an employee. In June 2014, the noteholders converted the principal and accrued interest into an aggregate of 3,363,654 shares of the Company’s restricted Common Stock.

Common Stock

During the fiscal year ended June 30, 2014 according to the provisions of the Convertible Debenture agreement, the Company elected to issue 2,565,010 shares of the Company’s Common Stock to pay accrued interest on the debentures.  The Company also issued 21,645,055 restricted shares of common stock at between $0.035 per share and $0.12 per share for a total of $830,333. Common stock increased from 182,988,347 shares at June 30, 2013 to 256,582,767 shares at June 30, 2014.

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

Statement of operations – June 30, 2014

General and administrative expenses

During the twelve months ended June 30, 2014 the Company incurred $3,823,649 of general and administrative expenses compared to the $4,213,819 recorded for the twelve months ended June 30, 2013.  The decrease of $390,170 can be attributed to a decrease in stock based compensation expense of $339,710, a decrease in compensation of $191,191, offset by an increase in office and general expenses of $89,653.

Included in the expenses for the current twelve months were stock based compensation of $2,155,128, executive compensation of $628,154, non-executive compensation of $327,350, legal and audit of $95,430 and travel expense of $139,893.

Research and development expenses.

The Company incurred research and development expenses of $114,980 in the twelve months ended June 30, 2014, as compared to 91,803 in the twelve months ended June 30, 2013.  The Company has two development agreements in place with major universities, along with licensing agreements in place with two additional universities.  One development agreement is to optimize the printing process of solar cells and the other development agreement is to optimize the manufacturing process for quantum dots.

Amortization of convertible debenture discount

The convertible debenture discount of $1,500,000 was amortized over the original 36 month term of the debenture using the effective interest method.  The debenture was issued on November 4, 2008.  Amortization recorded for the twelve month period ended June 30, 2014 was $0.  The amortized balance of the discount at June 30, 2014 is $0 resulting in the convertible debenture value on the balance sheet net of the discount $1,500,000.  At June 30, 2014 the amortization for the twelve months was $0. In addition, $1,000,000 of the debenture was converted to 16,666,667 common shares in June 2014, leaving a remaining balance of $500,000 for the debenture on the balance sheet.

Amortization of deferred finance cost

This amount relates to the $315,000 of expenses associated with the $1,500,000 convertible debenture financing raised in November 2008.  The deferred financing cost was amortized using the effective interest method over the thirty-six month life of the debenture.  Amortization expense recorded for the twelve month period ended June 30, 2014 and 2013 was $0 and $0, respectively.

In February 2014 the Company recognized deferred financing costs associated with the $400,000 convertible note issued with warrants, in the amount of $95,603. The deferred financing cost is being amortized using the effective interest method over the twenty-four month life of the note.  Amortization expense recorded for the twelve month period ended June 30, 2014 and 2013 was $19,920 and $0, respectively.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the $1,500,000 convertible debenture issued in November 2008, and the 8% interest associated with the $400,000 convertible debenture issued in February 2014. Interest expense recorded for the period ended June 30, 2014 was $163,530 compared to $151,707 in the prior year ended June 30, 2013.

According to the provisions of the Convertible Debenture agreements the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.   In the year ended June 30, 2014, the Company issued 2,852,133 shares of the Company’s restricted Common Stock to pay $133,152 of accrued interest.   As the provision to pay stock for interest discounts the market price of the stock for the $1,500,000 debenture, the Company has attributed this discount to interest expense and additional paid in capital.  The effect of this extra interest expense for the twelve months ended June, 30 2014 is $30,378.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the year ended June 30, 2014 was $1,084,337 as compared to the change in value recorded in the year ended June 30, 2013 of $441,000.

Option and Warrant expense

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

The Company issued 5,415,725 common stock options to employees in exchange for salaries owed and has attributed $440,840 to the options value using the Black Scholes price model during the year ended June 30, 2013. As $216,629 was previously recognized as salary expense, the remainder of $224,211 was recognized in operating expense.

In October 2012, the Company issued 15,000,000 shares of common stock and options to purchase an additional 15,000,000 shares to executives as part of their employment agreements entered into during the fiscal year and has attributed $1,050,000 to the options value using the Black Scholes price model. The expense was recognized in the year ending June 30, 2013 and included in operating expense.

The Company issued 2,000,000 common stock options to two individuals for services. The options were valued using the Black Scholes Model, resulting in a valuation of $136,200, recognized for the year ending June 30, 2013 and included in operating expense.

Reference is made to Item 5 for a description of securities sold in fiscal 2014.

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

Messineo & Co, CPAs LLC 2471 N. McMullen Booth Rd Ste. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Quantum Materials Corp.

San Marcos, TX

We have audited the accompanying consolidated balance sheets of Quantum Materials Corp., a development stage company, as of June 30, 2014 and 2013 and the related consolidated statements of operations, stockholders' deficit and consolidated cash flows for the years then ended and for the period May 19, 2008 (date of inception) through June 30, 2014 . These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of Quantum Materials Corp. as of June 30, 2014 and 2013, and the results of its consolidated operations and its consolidated cash flows for the years then ended and for the period May 19, 2008 (date of inception) through June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Messineo & Co., CPAs, LLC

Messineo & Co., CPAs, LLC

Clearwater, Florida

September 19, 2014

Quantum Materials Corp.

(A Development Stage Company)

Consolidated Balance Sheets

For the period from May 19,2008 (inception) to June 30, 2014

	June 30	June 30
	2014	2013

ASSETS
Current
Cash	$185,811	$172,431

Total current assets	185,811	172,431

Furniture and equipment, net of deprecation of $20,659 and $13,071	295,926	—
Licenses	52,250	55,000

Total other assets	348,176	55,000

Total assets	$533,987	$227,431

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$59,278	$287,583
Accrued expenses	122,500	72,500
Accrued liabilities - related party	784,164	1,513,978
Deferred revenue	899	899
Fair value of derivative liabilities	1,871,337	787,000
Convertible debenture, net of discount , current portion	500,000	—

Total current liabilities	3,338,178	2,661,960

Convertible debenture, net of discount	—	1,500,000
Convertible note, net of discount	324,317	—

Total long term liabilities	324,317	1,500,000

Total liabilities	3,662,495	4,161,960

Stockholders' deficit
Common stock, $0.001 par value,
400,000,000 shares authorized,
Issued and outstanding 256,582,767 and 182,988,347, respectively	256,583	182,988
Additional paid-in capital	18,290,201	12,255,288
Deficit accumulated during the development stage	(21,675,292)	(16,372,805)

Total stockholders' deficit	(3,128,508)	(3,934,529)

Total liabilities and stockholders' deficit	$533,987	$227,431

 The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ending June 30, 2014 and June 30, 2013

For the period from May 19,2008 (inception) to June 30, 2014

			Inception
	Year Ended		through
	June 30		June 30
	2014	2013	2014

Operating expenses:
General and administrative	$3,698,331	$4,122,016	$16,410,347
Depreciation and amortization	10,338	-	10,338
Research and development	114,980	91,803	990,325

Total operating expenses	3,823,649	4,213,819	17,411,010

Loss from operations	(3,823,649)	(4,213,819)	(17,411,010)

Other expenses (income):
Amortization of convertible debenture discount	-	-	1,468,837
Amortization of deferred finance cost	-	-	315,000
Change in fair value of derivative liabilities	1,084,337	441,000	1,375,425
Beneficial conversion feature on convertible note	115,603	-	115,603
Loss on settlement of salaries	-	-	(652,505)
Interest income	(405)	-	(405)
Interest expense	165,350	151,707	931,135
Financing cost	113,953	99,252	711,192

Total other expenses (income)	1,478,838	691,959	4,264,282

Net loss	$(5,302,487)	$(4,905,778)	$(21,675,292)

Basic and diluted loss per common share	$(0.03)	$(0.03)

Weighted average number of common
shares outstanding	205,052,055	145,520,782

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

For the period from May 19,2008 (inception) to June 30, 2014

				Deficit
				accumulated
			Additional	during the	Total
	Common Stock		paid in	development	Stockholders
	Shares	Amount	capital	stage	Equity
Balance June 30 2012	124,113,887	$124,114	$8,324,417	(11,467,027)	(3,018,496)

Common stock issued for cash	22,388,375	22,388	609,849		632,237
Stock warrants attached to common, proceeds allocated			65,361		65,361
Common stock issued for debenture interest payable	2,176,247	2,176	149,531		151,707
Common stock issued in exchange for accrued salaries	14,540,589	14,541	523,999		538,540
Common stock issued in exchange for accounts payable	137,400	137	7,673		7,810
Fair market value of shares issued in excess of liabilities			263,687		263,687
Common stock issued for employment agreement	15,000,000	15,000	1,035,000		1,050,000
Common stock issued for services	4,631,849	4,632	264,656		269,288
Stock options issued for services			471,023		471,023
Stock options issued with employment contracts			440,840		440,840
Stock options issued for extension of debenture terms			99,252		99,252

Net loss to June 30, 2013				(4,905,778)	(4,905,778)

Balance June 30, 2013	182,988,347	$182,988	$12,255,288	(16,372,805)	(3,934,529)

Common stock issued for cash	21,645,055	21,645	808,688		830,333
Common stock issued for warrants exercised	880,000	880	42,320		43,200
Common stock issued for debenture interest payable	3,297,377	3,297	160,233		163,530
Common stock issued in exchange for accrued salaries	13,241,667	13,242	753,843		767,085
Common stock issued for services	16,500,000	16,500	885,800		902,300
Common stock issued for note payable conversion	3,363,654	3,364	198,456		201,820
Common stock issued for debenture conversion	16,666,667	16,667	983,333		1,000,000
Cancellation of Shares	(2,000,000)	(2,000)	2,000		-
Beneficial conversion feature of debenture			115,603		115,603
Allocated value of warrants related to debenture			95,603		95,603
Stock options issued with note payable			64,929		64,929
Stock options issued for services			9,204		9,204
Stock options issued in exchange for accrued salaries			747,843		747,843
Employee stock options issued as compensation			1,116,260		1,116,260
Stock options issued for extension of debenture terms			19,900		19,900
Forgiveness of debt by related party			30,898		30,898
					-
Net loss to June 30, 2014				(5,302,487)	(5,302,487)

Balance June 30, 2014	256,582,767	$256,583	$18,290,201	(21,675,292)	(3,128,508)

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the period from May 19,2008 (inception) to June 30, 2013 and period from May 19, 2008 (inception) through June 30, 2012

	Year	Year	Inception
	ended	ended	through
	June 30	June 30	June 30
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,302,487)	$(4,905,778)	$(21,675,292)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	10,338	1,160	25,877
Stock issued for services	902,300	1,582,975	9,962,861
Options issued for services	1,252,828	911,863	2,164,691
Stock issued for debenture interest	194,454	151,707	950,239
Options issued with debt	64,929	99,252	682,432
Beneficial conversion feature	115,603	-	115,603
Amortization of convertible debenture discount	19,920	-	992,845
Change in fair value of embedded derivative	1,084,337	441,000	1,871,337
Net change in assets and liabilities:
Accounts payable	(28,305)	143820	59,278
Accrued expenses	50,000	-	122,500
Accrued liabilities - related party	679,444	1,033,573	784,164
Deferred revenue	-		899

Cash flows used by operating activities	(956,639)	(540,428)	(3,942,566)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license and intangibles	-	-	(55,000)
Proceeds from disposal of assets	-		5,343
Purchase of furniture & equipment	(303,514)	-	(324,397)

Cash flows provided by investing activities	(303,514)	-	(374,054)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	873,533	697,598	2,602,431
Proceeds from related party advances	-		-
Proceeds from convertible debenture issued	400,000		1,900,000

Cash flows provided by financing activities	1,273,533	697,598	4,502,431

NET INCREASE (DECREASE) IN CASH	13,380	157,170	185,811

Cash, beginning of the period	172,431	15,261	-

Cash, end of the period	$185,811	$172,431	$185,811

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Non cash transactions
Issuance of common stock in connection
with recapitalization	$-	$-	$2,202
Cumulative effect of change in accounting
principle on convertible notes	$-	$-	$(49,541)
Write down of accounts payable
Accrued salaries forgiven by related party	$30,898	$-	$30,898
Options issued for accrued salaries	$611,275	$538,540	$1,149,815
Warrants issued with debt, allocated deferred financing costs	$95,603	$-	$95,603
Stock issued in exchange for:
Accrued salaries	$767,085	$538,540	$767,085
Accounts payable	$200,000	$7,810	$207,810
Conversion of debenture	$1,000,000	$-	$1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements for year ended June 30, 2014

Note 1. Basis of Presentation

The consolidated balance sheets and the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended June 30, 2014 and 2013 and the period from May 19, 2008 (inception) through June 30, 2014 of Quantum Materials Corp ("Quantum Materials" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC").

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

Note 2. Nature and Continuance of Operations

In November 2008, the Company acquired Solterra, through an Agreement and Plan of Merger and Reorganization (the “Merger”) by and among Solterra, the Shareholders of Solterra and Quantum Materials Corp and Gregory Chapman as “Indemnitor” which resulted in Solterra becoming a wholly-owned subsidiary of Quantum Materials Corp. Pursuant to the Merger, Mr. Chapman cancelled 40,000,000 shares of Common Stock of Quantum Materials Corp owned by him and issued a general release in favor of Quantum Materials Corp terminating its obligations to repay Mr. Chapman approximately $34,000 in principal owed to him. In accordance with the Merger, Quantum Materials Corp issued 41,250,000 shares of its Common Stock to the former stockholders of Solterra. Certain existing stockholders of Quantum Materials Corp in consideration of Solterra and its shareholders completing the transaction, issued to Quantum Materials Corp a Promissory Note in the amount of $3,500,000 due and payable on or before January 15, 2009, through the payment of cash or, with the consent of Quantum Materials Corp, the cancellation of up to 12,000,000 issued and outstanding shares of Quantum Materials Corp owned by them.  The Company has recorded the note receivable in equity as a subscription receivable which is offset by additional paid in capital, thus this entry has a zero net effect in the financial statements. As of June 30, 2014, the $3,500,000 Promissory Note has not been collected. Management believes that it is unlikely to collect monies due under this Note.

Quantum Materials Corp. ceased the mining business that we had previously conducted, we closed our offices in Canada, and we moved our offices to the offices of Solterra in Arizona, and thereafter to San Marcos, Texas.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2014, the Company had not yet achieved profitable operations, has accumulated losses of $21,675,292 since its inception, has a working capital deficit of $3,152,367, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and substantial additional financing estimated at $3,000,000 during Q1 of fiscal 2015 to maintain and expand its development stage operations. The Company is exploring all financing options at this time, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Deferred Finance Costs

Deferred finance costs which arose from the Company’s convertible debenture financing are amortized using the effective interest method over the three year term of the debentures.

Equipment

Office furniture, office equipment and microreactor equipment are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized: minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally three to ten years.

	Method	Period

Office furniture	Straight line	7 years
Office equipment	Straight line	3 years
Microreactor equipment	Straight line	10 years

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

Beneficial conversion

Equity instruments that contain a beneficial conversion feature are recorded as a deemed dividend to the holders of the convertible notes. The deemed dividend associated with the beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the equity instrument limited to the value received. The beneficial conversion amount is recorded as a deemed dividend or interest expense and an increase to additional paid-in-capital. The beneficial conversion has been fully accreted to the face value of the original loan and interest expense has been recognized.

Derivative Instruments

The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, considering all of the rights and obligations of each instrument.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, we generally use the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of the new accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”

We recognize a sale when the product has been delivered and risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the fee is fixed or determinable. The assessment of whether the fee is fixed or determinable considers whether a significant portion of the fee is due after our normal payment terms. If we determine that the fee is not fixed or determinable, we recognize revenue at the time the fee becomes due, provided that all other revenue recognition criteria have been met. Also, sales arrangements may contain customer-specific acceptance requirements for both products and services. In such cases, revenue is deferred at the time of delivery of the product or service and is recognized upon receipt of customer acceptance.

Research and development costs

Research and development costs are expensed as they are incurred.  Research and development expense was $114,980, $91,803 and $990,325 for the years ended June 30, 2014 and 2013 and from May 19, 2008 (inception) to June 30, 2014, respectively.

Stock compensation awards

The Company follows ASC 718 when accounting for stock compensation awards to employees. Compensation cost to employees is based on the stock’s fair value at grant date.  The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Compensation costs, which includes shares issued in exchange for services and options and warrants issued to employees and consultants, valued at fair market value, was $2,155,128 in the year ended June 30, 2014 and $2,745,797 in the year ended June 30, 2013 which was included in operating expenses. Shares and options issued to debt holders had a fair market value of $259,383 and $250,959 for the years ending June 30, 2014 and 2013, respectively.

Basic and diluted loss per share

The Company reports basic loss per share in accordance with the ASC 260, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided as it would anti-dilutive.  Dilution is computed by applying the treasury stock method. The Company incurred a net operating loss for the years ending June 30, 2014 and 2013, therefore dilutive earnings per share is not presented, as it would be anti-dilutive.

As of June 30, 2014 there were 53,643,169 common stock equivalents of options and warrants outstanding with strike price less than the current fair market value.

Recently Adopted Accounting Standards

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company will adopt this standard for future reporting periods.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

In August2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's consolidated financial position, consolidated results of operations or consolidated cash flow.

Note 4. Long-lived assets

Furniture and equipment

Components of furniture and equipment consist of the following items as of June 30,:

	2014	2013
Office equipment	$11,448	$11,448
Office furniture	1,623	1,623
Microreactor	303,514	—
Total Furniture & Equipment	316,585	13,071
Accumulated depreciation	20,659	13,071
Total Furniture & Equipment, net of Amortization	$295,926	$—

Depreciation expense was $7,588 and $1,160 for the years ending June 30, 2014 and 2013, respectively.

Licenses

The Company has entered into licensing arrangements for intellectual property rights. As of June 30,:

	2014	2013
William Marsh Rice University	$40,000	$40,000
University of Arizona	15,000	15,000
Total License	55,000	55,000
Accumulated amortization	2,750	—
Total Licenses, net of Amortization	$52,250	$55,000

Amortization expense was $2,750 and $0 for the years ending June 30, 2014 and 2013, respectively.

Note 5.  Related party transactions

The Company expensed management fees to the CEO / major shareholder as well as other related party executives and employees of $1,010,737 and $1,113,623 in the years ended June 30, 2014 and 2013, respectively.  The Company was not able to pay the majority of these fees with cash; however, for the years ending June 30, 2014 and 2013 the Company’s executive officers and directors converted accrued salaries and bonus’ of $1,378,360 and $538,540, respectively into common stock and warrants to purchase 9,374,999 shares, exercisable at $0.075 per share over a period of five years expiring November 4, 2015, warrants to purchase 1,863,635 shares, exercisable at $0.11 per share over a period of five years expiring May 18, 2016, warrants to purchase 5,415,725 shares, exercisable at $0.05 per share over a period of five years expiring Jan 22, 2018, options to purchase 17,071,081 shares, exercisable at $0.06 per share over a period of five years expiring February 10, 2019, and options to 6,063,333 shares, exercisable at $0.08 per share over a period of five years expiring June 6, 2019 and 13,241,667 and 14,540,589 shares of common stock, respectively. The excess of the fair market value of the shares issued in exchange for the accrued salaries was $136,586 and $263,687 for the years ending June 30, 2013 and June 30, 2014, respectively, which has been charged to compensation expense. Additionally, the fair market value of the warrants to purchase shares have been charged to compensation expense in the period issued.

During the year ended June 30, 2014, in exchange for shares of common stock, a director accepted settlement on amounts due to him and forgiving the remaining balance. The Company recognized a benefit in the amount of $30,898, the amount of liability in excess of the fair value of common shares received in the exchange, and treated as a contribution to capital.

As a result the accrued liabilities related party was $784,164 and $1,513,978 as of June 30, 2014 and 2013, respectively.

During the twelve months ended June 30, 2014 and 2013 the Company recorded $0 and $11,520 of rent expense for the use of executive office space in the home of the CEO / major shareholder, all of which was included in the accrued liabilities for related parties.

In January 2011 the Company issued 10,000,000 restricted shares to Stephen Squires the CEO in recognition of his support of the Company and in cancellation of all outstanding cash loans and payments made on behalf of the Company totaling $270,145. In October 2013 Mr. Squires cancelled 2 million shares of restricted common stock.

Note 6.  Convertible debentures

2008 Convertible Debenture

Balance of convertible debenture issued in 2008 consist of the following as of June 30, 2014 and June 30, 2013:

	2014	2013
Convertible debenture issued 2008	$1,500,000	$1,500,000
Debenture discount	(1,500,000)	(1,500,000)
Debenture discount amortized	1,500,000	1,500,000
Debenture converted to shares	(1,000,000)	—
	$500,000	$1,500,000

On November 4, 2008, Quantum Materials Corp entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of Quantum Materials Corp (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture originally had a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is prepayable by Quantum Materials Corp at any time without penalty, subject to the Debenture holders’ conversion rights.  In 2011, the Company obtained annual one year extension of the maturity date of the Debentures through November 4, 2014. In partial consideration of such a loan extension, the Company agreed to issue to the Debenture holders warrants to purchase an aggregate of 2,000,000 shares of Common Stock exercisable at $.10 per share. These Warrants contain cashless exercise provisions in the event that there is no current registration statement filed. The maturity date was extended to November 4, 2014 in June 2013 and the conversion price per share was lowered as described below.

In recognition of the 3,525,000 shares issued at origination, the Company recorded a discount of $1,155,826.  The discount is made up of two components: $577,913 related to the discount for the relative fair value of the shares issued; and $577,913 related to a beneficial conversion feature. The discount was amortized over the 3 year life of the debenture, using the interest rate method and recorded as interest expense. Each Debenture is convertible at the option of each Lender into Quantum Materials Corp’s Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”) at a conversion price of $.2667 per share (the “Conversion Price”).   In October 2010, the conversion price was decreased to $0.12 per share and in June 2013, the conversion price was lowered to $.06 per share.

The Registration Rights Agreement requires Quantum Materials Corp to register the resale of the Securities within certain time limits and to be subject to certain penalties in the event Quantum Materials Corp fails to timely file the Registration Statement, fails to obtain an effective Registration Statement or, once effective, to maintain an effective Registration Statement until the Securities are saleable pursuant to Rule 144 without volume restriction or other limitations on sale.  The Debentures are secured by the assets of Quantum Materials Corp and are guaranteed by Solterra as Quantum Materials Corp’s subsidiary. To date, no registration statement has been filed by the Company or demanded by the Debenture Holders.

On June 30, 2014, $1 million of the Debentures were converted into 16,666,667 common shares. The remaining $500,000 of Debentures is currently due on November 4, 204 and is convertible at $.06 per share, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of Quantum Materials Corp’s Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction Documents.  As of the filing date of this Form 10-K, the Company believes it is in compliance with terms of the Transaction Documents and Debenture Holders have taken no action under the Transaction Documents to accelerate the payment date under the Debentures or any other rights or remedies that they may have thereunder.

The Transaction Documents include a Stock Pledge Agreement pursuant to which Stephen Squires, the Company's Chief Executive Officer, had pledged 20,000,000 shares of our Common Stock to the Debenture holders (the “Holders”). The 20,000,000 shares which were the subject of a Pledge Agreement were released to Mr. Squires following the debt conversion described above.

 2014 Convertible Debenture

Balance of convertible debenture issued in 2014 consist of the following as of June 30,:

	2014	2013
Convertible debenture issued 2014	400,000	—
Debenture discount	(95,603)	—
Debenture discount amortized	19,920	—
Debenture converted to shares	—	—
	$324,317	$—

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

In accounting for the above convertible debentures, the Company has recognized a beneficial conversion factor expense of $115,603, warrant expense of $95,603 recorded as debt financing costs, and interest expense of 19,920 for the year ended June 30, 2014. The debt discount or deferred financing costs are amortized using the effective interest rate method over the life of the loan terms, twenty-four months.

The debenture funds are held in escrow and released as progress payments are made on the microreactor construction.  The funds which have been released as payment are originally classified as Deposits on Assets, until such time that the microreactor was put in service. The amounts are now classified as the Microreactor Equipment.

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

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value:  Level 1  – Quoted prices in active markets for identical assets or liabilities;  Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and  Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the November 4, 2008 note.  At June 30, 2014, all of the Company’s derivative liabilities were categorized as Level 3 fair value assets. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

 Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  We have valued the convertible note that contains down round provisions using a valuation model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of July 1, 2009 and June 30, 2014.   The fair value of the derivatives as of July 1, 2009 upon implementation of ASC 815-40-15 was estimated by management to be $495,912.

	As of June 30, 2014
	Fair Value Measuring Using
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$1,871,337	-	-	$1,871,337	$1,871,337
Total Derivative Liabilities	$1,871,337	-	-	$1,871,337	$1,871,337

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twelve months of fiscal year 2014:

	Fair Value
	Measurements
	Using Level 3
	Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of July 1, 2013	$787,000	$787,000
Total (Gains) or Losses (realized/unrealized) Included in Net Loss	1,084,337	1,084,337
Purchases, issuances and Settlements	-	-
Transfers in and/or out of Level 3	-	-
Ending Balance at June 30, 2014	$1,871,337	$1,871,337

Assumptions used in the calculation of the derivative liability are as follows:

	June 30, 2014	June 30, 2013
Weighted Average:
Stock Price	$0.28	$0.058
Strike Price	$0.06	$0.06
Dividend rate	0.00%	0.00%
Risk-free interest rate	0.71%	1.80%
Expected lives (years)	.47	.66
Expected price volatility	146.7%	134.4%
Forfeiture Rate	0.00%	0.00%

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

During the year ended June 30, 2014 the Company issued 21,645,055 common shares for total cash proceeds of $830,333. The selling price per share ranged from $0.02 to $0.06 per share or an average price of $0.0384 per share.

During the year ended June 30, 2014 the Company issued 880,000 shares of common stock for warrants which were exercised at an average price of $.0491, for proceeds of 43,200.

In September 2013, December 2013, March 2014 and June 2014 the Company issued 3,297,377 of restricted common shares to pay accrued interest on the convertible debentures of $133,152, which included provisional interest in the amount of $30,378, for the 12 months from June 1, 2013 to June 1, 2014.

During the year ended June 30, 2014 the Company issued 13,241,667 shares of common stock in exchange for unpaid accrued compensation in the amount of $767,085, for services previously performed.

During the year ended June 30, 2014 the Company issued 16,500,000 shares of common stock to consultants in exchange for services. The fair market value of the shares, at the date of grant, was $902,300, which has been recognized as professional fees for the year ended June 30, 2014.

During the year ended June 30, 2014 the Company issued 3,363,654 shares of common stock for the conversion of a $200,000 note payable and accrued interest of $1,820. The conversion price of the note was $.06 per share. In addition, 833,334 five (5) year stock options with an exercise price of $.08 were issued. The stock options were valued using the Black Scholes Method, resulting in $64,929 of financing costs expensed to the period.

During the year ended June 30, 2014 the Company issued 16,666,667 shares of common stock for the conversion of $1,000,000 of debenture. The conversion price of the debenture was $.06.

Warrants

In October 2012, the Company issued 2,000,000 warrants to the debenture holders. The warrants are exercisable at $.08 per share, expiring October 12, 2015. In June 2013, an additional 2,000,000 warrants were issued to the debenture holders for additional time extension, through November 4, 2012. These warrants are also exercisable at $.08 per share, exercisable through January 28, 2018. The Company valued these options using the Black Sholes Model, recognizing warrant expense in the amount of $99,252 for the year ended June 30, 2013.

In May 2013, the Company issued 3,684,667 warrants to investors. The warrants are exercisable at $.06 per share, expiring May 22, 2015.

In August 2013, the Company issued 2,500,000 warrants to service providers. The warrants are exercisable at prices from $.055 to $.062, expiring in August 2015.

In January 2014, the Company issued 5,000,000 warrants to the equipment financing debenture holders. The warrants are exercisable at $.06 and expire December 31, 2015. The warrants were valued using the Black Scholes Method, the resulting value was allocated proportionately to the total of the debt face value and the valuation of the warrants, which resulted in $95,603 being recognized as the discount to the convertible debenture, which is being amortized over the term of the debenture, twenty-four months.

In May 2014, the Company issued 113,000 warrants to a service provider. The warrants are exercisable at a price of $.065 and expire May 31, 2016 and valued at $9,204, included in expense as financing costs.

In May 2014, the Company issued 833,334 warrants to Morse & Morse, PLLC, as part of the agreement to convert amounts owed to Morse & Morse, PLLC into a convertible note. The warrants are exercisable at a price of $.06 and expire on May 30, 2019 and valued at $64,959, included as warrant expense.

Stock Options

In January 2013 the Company issued under the Company’s 2013 stock option plan 5,415,725 stock options to employees in exchange for salaries accrued. The options are exercisable at a price per share of $0.05, for a five (5) year term. The Company calculated the fair value of the options to be $440,840 using the Black Scholes price model, which has been recognized as compensation expense in the year ending June 30, 2013.

In March 2013 the Company issued 2,000,000 stock options to two service providers in exchange for services. The options are exercisable at a price per share of $0.05, for a ten (10) year term. The Company calculated the fair value of the options to be $136,200 using the Black Scholes price model. Of this amount, $34,703 has been recognized as compensation expense.

In January 2013 the Company issued 15,000,000 shares and 15,000,000 stock options to executives related to their employment agreements under the 2013 stock option plan. The options are exercisable at a price per share of $0.05 through March 29, 2023. The Company calculated the fair value of the options to be $1,036,500 using the Black Scholes price model. Of this amount, $52,790 has been recognized as compensation expense in the year ended June 30, 2013.

In February 2014 the Company issued 17,071,081 stock options to employees in exchange for salaries accrued in the amount of $611,275. The options are exercisable at a price per share of $.06, for five (5) year term. The Company calculated the fair value of the options to be $747,843 using the Black Scholes price model, the excess of option value, in the amount of $136,568 has been recognized as compensation expense in the year ended June 30, 2014.

In June 2014 the Company issued 6,083,333 stock options to employees in exchange for salaries accrued. The options are exercisable at a price per share of $.08, for a five (5) year term. The Company calculated the fair value of the options to be $1,116,260 using the Black Scholes price model, which has been recognized as compensation expense in the year ended June 30, 2014.

The following assumptions were used in the calculation of warrant and option expense:

	June 30, 2014	June 30, 2013
Weighted Average:
Stock Price	$0.07 - $0.20	$0.078
Strike Price	$0.06 - $0.08	$0.024
Dividend rate	0.00%	0.00%
Risk-free interest rate	0.71%	1.80%
Expected lives (years)	5.0	4.695
Expected price volatility	140.52%	132.85%
Forfeiture Rate	0.00%	0.00%

The following table summarizes warrants that are issued, outstanding and exercisable.

Exercise	Expiration	Issued Fiscal Year Ending	Issued Fiscal Year Ending	Issued Fiscal Year Ending	Issued Fiscal Year Ending
Price	Date	June 30, 2014	June 30, 2013	June 30, 2012	June 30, 2011
$0.250	Dec 1, 2010				-
$0.100	Oct 31, 2014				2,000,000
$0.080	Sep 23, 2015				625,000
$0.075	Nov 4, 2015				7,758,331
$0.110	May 18, 2016				2,909,089
$0.080	Dec 18, 2014			1,000,000
$0.080	Dec 18, 2015			1,000,000
$0.080	Oct 12, 2015		4,000,000
$0.060	May 22, 2015		3,684,667
$0.055	Aug 15, 2015	312,500
$0.060	Aug 30, 2015	250,000
$0.055	Aug 02, 2014	1,250,000
$0.062	Aug 18, 2014	687,500
$0.060	Dec 31, 2015	5,000,000
$0.065	May 31, 2016	113,000
$0.060	May 30, 2019	833,334

		8,446,334	7,684,667	2,000,000	13,292,420

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

Option activity was as follows for the twelve months ended June 30, 2014 and the twelve months ended June 30, 2013.

2009 Plan	2014		2013
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Shares reserved	10,000,000		10,000,000
Outstanding at beginning of year	9,200,000	$0.0628	9,200,000	$0.0628
Granted	-		-
Exercised	-		-
Forfeited/cancelled	-		-

Outstanding at end of period	9,200,000	$0.0628	9,200,000	$0.0628

Remaining options available to be issued	800,000		800,000

2013 Plan	2014		2013
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Shares reserved	60,000,000		60,000,000
Outstanding at beginning of year	22,415,725	$0.0500	-	$
Granted	23,154,415	0.0649	22,415,725	0.0500
Exercised	-		-
Forfeited/cancelled	-		-

Outstanding at end of period	45,570,140	$0.0577	22,415,725	$0.0500

Remaining options available to be issued	14,429,860		37,584,275

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

Agreement with Virginia Tech Intellectual Properties

Quantum Materials has entered into an exclusive Option Agreement with Virginia Tech Intellectual Properties (VA Tech) to evaluate US Patent #61/906,927, entitled “Fabrication of Physically Unclonable Functions via Additive Manufacturing”. Pursuant to the Option Agreement, Quantum has a 12 month period to evaluate the usefulness of the above mentioned patent and to provide VA Tech with its desire to obtain the patent, along with Quantums plan for developing such patent into products or processes for public use. Quantum paid $10,000 in Q4 of FY 2014 for the 12 month option. Our agreement will terminate automatically on May 23, 2015 if Quantum has not yet expressed its desire to fully license the patent, or provide VA Tech with a plan on how it will develop the patent into a product or process.

Agreement with Texas State University

Quantum Materials has entered into a Memorandum of Understanding (MOU) with Texas State University (TSU) for the purpose of formalizing a collaboration in which TSU will support Quantums efforts to commercialize Quantum Dot materials. Both parties agree to cooperate in a mutually beneficial arrangement, in which TSU will provide access to facilities, faculty and students in several departments, with Quantum providing internship opportunities and business growth opportunities in the San Marcos, Texas area. The MOU expires on December 31, 2016, and either party can terminate the MOU with 30 days written notice.

Employment agreements

The Company has two employment agreements in effect.  The CEO and Vice President of Research and Development each has a five year agreement which started in January 2013. The CTO had an employment agreement which was in effect until August 2013 when he resigned his position with the Company. See “Note 11 – Legal Proceeding.”

Summary

Commitments / Contracts / Leases

Fiscal	Services	Employment	License
Year	agreements	agreements	agreements	Total
2015	$	$375,000	54,450	429,450
2016		375,000	392,000	767,000
2017		375,000	848,750	1,223,750
2018		187,500	2,238,500	2,426,000
2019		-	3,938,600	3,938,600
Thereafter		-	3,938,600	3,938,600

Total	$-	$1,312,500	$11,410,900	$12,723,400

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

The provision for refundable Federal income tax consists of the following for the period ending June 30:

	June 30	June 30
	2014	2013
Federal income tax benefit attributed to:
Current operations	$1,803,000	$1,668,000
Less, change in valuation allowance	(1,803,000)	(1,668,000)
	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30	June 30
	2014	2013
Deferred tax asset attributed to:
Net operating loss carryover	6,914,450	5,111,450
Less, change in valuation allowance	(6,914,450)	(5,111,450)
	$0	$0

At June 30, 2014, Quantum Materials Corp. had an unused net operating loss carryover approximating $6,838,450 that is available to offset future taxable income; expiring beginning in 2028. United States tax regulations impose limitations on the use of NOL carry forwards following certain changes in ownership.  If such a change were to occur with respect to the Company, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change, the subsequent merger result in limitation on the use of NOL carry forwards.

Under regulations, the Company has open tax years, subject to audit, beginning for the year ended June 30, 2011.

Note 11. Legal Proceeding

The Company commenced an action against Robert Allan Glass in Federal Court in Austin, Texas regarding the termination of his employment agreement. The Company seeks to recover all common stock and cancel all options issued to Mr. Glass as part of his employment agreement. Mr. Glass has filed a counterclaim against the Company alleging breach of contract of the employment agreement seeking allegedly unpaid compensation.

Note 12. Subsequent Events

On July 15, 2014, the Board of Directors approved the following:

The addition of Mr. John Heaton to the Board of Directors;

The approval of a scientific advisory board to be chaired by Dr. Ghassan Jabbour;

The addition of Mr. Tomio Gotoh to the scientific advisory board;

The removal of Dr. Michael Wong from the Board of Directors, and his placement on the scientific advisory board;

The renewal of agreements with outside parties who aid with fund raising;

The approval of a 3 year contract with Toshi Ando who will hold the title of Director of Operations, which includes a stock grant of 1,500,000 shares which vest over a 3 year period;

In July 2014, the Company had the following issuances of common stock:

240,385 shares at $0.21 in exchange for cash of $50,000;

766,667 shares at $0.06 in exchange for cash of $46,000;

In August 2014, the Company had the following issuances of common stock:

240,000 shares at $0.06 in exchange for cash of $14,400;

262,034 shares at $0.23 in exchange for cash of $60,000;

320,000 shares at $0.18 in exchange for cash of $57,600;

249,999 shares at $0.10 in exchange for cash of $25,000;

300,000 shares at $0.067 in exchange for cash of $20,000;

400,000 shares at $0.05 in exchange for cash of $20,000;

538,462 shares at $0.065 in exchange for cash of $35,000;

1,617,362 shares at $0.13 in exchange for cash of $210,000;

138,899 shares at $0.18 in exchange for services valued at $25,000;

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9.A.  Controls and Procedures.

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

Conclusions

Based upon the Evaluation, (i) our disclosure controls and procedures are not effective in giving us reasonable assurance that they are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and (ii) the Company acknowledges it has a significant deficiency explained below in Management’s Report Over Internal Controls and after considering the remedy to overcome this deficiency also explained below in Management’s Report Over Internal Controls – our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Company’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2014, Quantum Materials Corp. maintained non-effective internal control over financial reporting, primarily we recognize a significant deficiency.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Although currently we do not identify any material weaknesses in the process of self-assessment, we have recognized a significant deficiency in our internal controls.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  Upon obtaining adequate financing we will seek to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as such attestation is not required by a smaller reporting company such as the Company.

Item 9.B.  Other Information.

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The names, ages and principal occupations of the Company's present officers and directors are listed below.

Name	Age	Position with the Company (1)
Stephen Squires (2)	55	President and Chief Executive Officer ,Director
Christopher Benjamin	40	Chief Financial Officer, Director
Dr. Ghassan E. Jabbour	52	Chief Science Officer, Director
David Doderer	43	Vice President-Research and Development, director
Ray Martin (3)	56	Director
John Heaton (3)	54	Director
Robin Squires (2)	32	Vice President of Administration

____________

(1)	Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.
(2)	Stephen Squires and Robin Squires are married.

(3)	Independent directors.

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

Dr. Ghassan E. Jabbour is the Director of the Solar and Alternative Energy Science and Engineering Research Center at KAUST (King Abdullah University of Science and Technology) in Saudi Arabia. Prior to this Dr. Jabbour was the Director of Flexible and Organic Electronics Development at the Flexible Display Center (FDC) since 2006 and a Professor of Chemical and Materials Engineering at Arizona State University since 2006. He is also the Technical Advisory Board Leader on Optoelectronic Materials, Devices and Encapsulation at FDC. He has been selected to the Asahi Shimbun 100 New Leaders of the USA and has received the Presidential Award for Excellence from the Hariri Foundation in 1997. Dr. Jabbour's research experience encompasses flexible-roll-to-roll-electronics and displays, smart textile, moisture and oxygen barrier technology, transparent conductors, organic light emitting devices, organic and hybrid photovoltaics, organic memory storage, organic thin film transistors, combinatorial discovery of materials, nano and macro printed devices, micro and nanofabrication, biosensors, and quantum simulations of electronic materials. Dr. Jabbour attended Northern Arizona University, the Massachusetts Institute of Technology (MIT), and the University of Arizona. Dr. Jabbour is an SPIE fellow.  Prof. Jabbour has authored and co-authored over 300 publications, invited talks, and conference proceedings. He is the editor of several books and symposia proceedings involving organic photonics and electronics, and nanotechnology. Prof. Jabbour is the guest editor of the MRS Bulletin issue on “Organic Photovoltaics”. He is the Chair and/or Co-Chair of over 50 conferences related to photonic and electronic properties of organic materials and their applications in displays and lighting, hybrid photosensitive materials, and hybrid integration of semiconducting and nanotechnology. Dr. Jabbour has scientific and technical experience with the Company's technology and proposed products. Much of our technology development was accomplished on site by Dr. Jabbour at the Arizona State University labs but such work was relocated to better accommodate the logistic requirements of our Chief Science Officer, Professor Ghassan Jabbour, who is working at Kaust University in Saudi Arabia. The foregoing scientific knowledge is an important asset to a technology driven company and to Dr. Jabbour's presence on the Board of Directors of the Company.

David Doderer has over 20 years of research & development experience in emerging technologies including biotech, nanotech and quantum effects.  From 2002 to 2005, he served as principal investigator for USGN, a company engaged in the business of defense, safety and security solutions, where he contributed to numerous patents/patents pending & proprietary processes. From 2006 to 2008, he managed Hudler Titan LLC, a technology consulting company, specializing in advanced nanofiber filtration for gaseous streams; crowd sourcing to efficiently share and manage the information resource existing in personal experience; and a clean energy/ clean air/ clean water initiative through aggregation of retail level contributions in alternative energy based carbon offset programs. Mr. Doderer's experience in research and development in emerging technologies and his contributions to the filings of numerous patents and proprietary processes provides invaluable experience to the Board.

Ray Martin is President and Chief Executive Officer of Advanced Lighting Technologies, holding the position since October 2012, an intellectual property company developing drivers and innovative solutions for LED lighting. Prior to Advanced Lighting Technologies, Mr. Martin worked as Vice President of Technology at Daewon Semiconductor Packaging International Corporation from December 2010 to September 2012, and Vice President of Sales & Marketing PowerKnot LLC from November 2009 to September 2010. He has 30 years of product development experience in the semiconductor, energy and lighting industries at companies including Intel Corporation, Asyst Technologies, and Daewon Semiconductor Packaging Industrial Corporation. In his 14 years at Intel, Mr. Martin worked primarily in Intel’s Technology Development facility where the manufacturing processes for Intel’s microprocessors were developed. Mr. Martin has a BS in Industrial Engineering from Georgia Tech and a M.S. Engineering Management from Santa Clara University. He serves on the board of Sustainable Silicon Valley, a non-profit dedicated to promoting sustainability solutions. Mr. Martin’s expertise and experience in semi-conductors, batteries and solid state lighting together with his dedication towards sustainability and energy efficiency makes Mr. Martin a solid candidate for our Board of Directors.

John Heaton, spent 29 years in the semiconductor equipment industry, with 10 years as CEO of NASDAQ traded Nanometrics. He is currently Executive Vice President at Advenira since January 2013, a nanocomposites coatings and deposition technology company. Prior to Advenira, Mr. Heaton worked with EcoVoltz Inc. from 2008 to 2012. Mr. Heaton has broad management, product development, public company and board experience within the semiconductor and nanotechnology fields. Mr. Heaton’s expertise and experience in semi-conductors, batteries and solid state lighting together with his dedication towards sustainability and energy efficiency makes Mr. Heaton a solid candidate for our Board of Directors.

Robin Squires, Vice President of Administration since January 2013, has served as a bookkeeper and controller of the Company since November 2008.  Prior to that time, she founded a small home services company in 2001 and she was with that Company until 2003.  Mrs. Squires organizational skills have served her well in supporting the executive staff. She is currently pursuing an MBA at ASU.

Possible Expansion of the Board in the event of Default under Outstanding Debentures

The Transaction Documents described under Item 7 included a Stock Pledge Agreement pursuant to which Stephen Squires had pledged 20,000,000 shares of our Common Stock to the Debenture holders (the “Holders”) prior to Mr. Squires receiving the return of their securities in July 2014. Also, the Securities Purchase Agreement provides until such time as the Holders no longer hold any Debentures, we shall appoint two (2) members to our Board of Directors, with such board members to be appointed by MKM Opportunity Master Fund, Ltd. (“MKM”).  Each member appointed by MKM will be independent of, and not affiliated with, MKM. In addition, so long as MKM has the right to appoint two board members under this Agreement, we shall not expand the size of our Board of Directors to more than seven (7) board members.  Notwithstanding the foregoing, in the event of a default under the Transaction Documents, MKM and Steven Posner Irrevocable Trust u/t/a Dated 06/17/65 (“The Posner Trust”) shall have the right to appoint three (3) and two (2) members, respectively, to our Board of Directors, which directors need not be independent of, and may be affiliated with, MKM or Posner.  In the event that MKM or Posner exercises their right to appoint members of our Board of Directors in the event of a default, the Board of Directors shall set the size of the Board to no more than nine (9) members. Richard Patton served on our Board of Directors as a designee of MKM during fiscal 2009 until he resigned from the Board on August 17, 2009.  Dr. Isaac Horton served on our Board of Directors as a designee of MKM during fiscal 2009 until he resigned from the Board on November 12, 2009.

MKM has converted their debentures to common shares in June 2014. As of the filing date of this Form 10-K, The Posner Trust does not have any appointees on the Board of Directors.

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

Board Leadership Structure

The Chairman of the Board presides at all meetings of the Board according to our bylaws. The Chairman is required to be appointed on an annual basis by at least a majority vote of the remaining directors. Currently, the office of Chairman of the Board is vacant. The company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. The Board believes that the separation of the offices of the Chairman of the Board and Chief Executive Officer could become part of the succession planning process and that it is in the best interests of the company to make this determination from time to time.

Scientific Board

In July 2014, the Company announced the formation of a Scientific Advisory Board chaired by Dr. Ghassan Jabbour, the Company’s Chief Science Officer and member of the Company’s Board of Directors. Also appointed to the Scientific Advisory Board were Dr. Michael Wong of Rice University and former member of our Board of Directors, and Mr. Tomio Gotoh, a pioneer of the personal computer in Japan.

Dr. Ghassan Jabbour, a Fellow SPIE and Fellow EOS, chairs the Quantum Materials Science Advisory Board and serves on the Board of Directors and is also Chief Science Officer. Dr. Jabbour is the Director of Renewable Energy Center at University of Nevada, Reno and in addition to leading his own research groups has directed research centers that address a wide spectrum of renewable energy and energy efficiency including solar, bio-fuels, geothermal, energy storage, solid-state lighting and displays, and low cost manufacturing of energy devices. He is the inventor of numerous patents, including a fundamental patent on printing nanoparticles that is exclusively licensed by the Company as a basis for its quantum dot printing technologies. For a complete biographical information on Dr. Jabbour, see the description of his biographical information above under Executive Officers and Directors.

Dr. Michael S. Wong Principal Investigator, Associate Professor in Chemical and Biomolecular Engineering Associate Professor in Chemistry (Joint Appointment) at William Marsh Rice University. Dr. Wong heads the Catalysis and Nanomaterials Laboratory and is the inventor of the patented synthesis for tetrapod quantum dots licensed exclusively worldwide by the Company. His research interests lie in the areas of nanostructured materials, heterogeneous catalysis, bioengineering applications, and developing new approaches to assembling nanoparticles into functional macrostructures.

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

·   Robert P. Goldberg Grand Prize, MIT $50K Entrepreneurship Competition (2001)

·   Union Carbide Innovation Recognition Award (2000)

·   MIT Chemical Engineering Edward W. Merrill Outstanding Teaching Assistant Award (1997)

·   Faculty advisor for Phi Lambda Upsilon, chemical sciences honorary society (2003 - present)

Dr. Michael S. Wong joined the Department of Chemical Engineering in 2001, and received a joint appointment in the Department of Chemistry in 2002. Before coming to Rice University, he did post-doctoral research with Dr. Galen D. Stucky of the Department of Chemistry and Biochemistry at University of California, Santa Barbara. Mr. Wong’s educational background includes a B.S. in Chemical Engineering from Caltech, an M.S. in Chemical Engineering Practice (“Practice School”) from MIT, and a Ph.D. in Chemical Engineering from MIT (under the supervision of Dr. Jackie Y. Ying, “Supramolecular Templating of Mesoporous Zirconia-Based Nanocomposite Catalysts”). With the underlying theme of designing and engineering novel materials for catalytic and encapsulation applications, his research interests lie in the areas of nanostructured materials (e.g. nanoporous materials, nanoparticle-based hollow spheres, and quantum dots), heterogeneous catalysis, and bioengineering applications. He is particularly interested in developing new chemical approaches to assembling nanoparticles into functional macrostructures. Dr. Wong, as a Professor at William Marsh Rice University, the licensor of our quantum dots technology, is 100% familiar with our licensing rights with Rice and the capabilities of this technology. His scientific experience was invaluable as a member of the Board of Directors through July 2014 at which time he elected to resign from the Board and to join the Company’s Scientific Advisory Board.

Tomio Gotoh, is a consultant for Diverse Technologies in Japan. Mr. Gotoh is a principal inventor of the NEC TK-80, the first Japanese microcomputer in 1976. He led numerous product launches that made Nippon Electric Company (NEC) the Japanese personal computer industry leader. As NEC's visionary pioneer, Mr. Gotoh contributed significantly during the dawn of the Personal Computer era.

Lack of Committees; Independent Directors

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

Our Board has determined that each of Ray Martin and John Heaton is considered an “Independent Director” but not as a “financial expert” as those terms are defined below. Under the National Association of Securities Dealers Automated Quotations (“NASDAQ”) definition, an independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’ board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $120,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of our Company has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of our company’s outside auditor. The term “Financial Expert” is defined as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

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

Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, we believe that Ray Martin, Stephen Squires, Robin Squires, Christopher Benjamin and Ghassan Jabbour each had at least one form 3 or form 4 filed late for the fiscal year ended June 30, 2014.

Item 11. Compensation of Directors and Executive Officers.

The following table sets forth the overall compensation earned over the fiscal years ended June 30, 2013 and 2014 by (1) each person who served as the chief executive officer or chief financial officer of the Company or its subsidiary during fiscal year 2014; and (2) our most highly compensated executive officers as of June 30, 2014 with compensation during fiscal year ended 2014 of $100,000 or more.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants Or Options Awards ($)(1)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (2) (3)	Total ($) (3)

Stephen Squires	2013	$202,500	$-0-	$350,000	$295,000	$-0-	$-0-	$11,520	$859,020
Chief Executive Officer (4)(5)	2014	$225,000	$-0-	$-0-	$-0-	$-0-	$-0-	$11,520	$236,520

Chris Benjamin	2013	$120,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$120,000
Chief Financial Officer (5)	2014	$120,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$120,000

David Doderer	2013	$150,000	$-0-	$350,000	$295,000	$-0-	$-0- $ -0-	$-0-	$795,000
Vice President (5)	2014	$150,000	$-0-	$-0-	$-0-	$-0-		$-0-	$150,000

Dr. Ghassan Jabbour	2013	$120,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$120,000
Chief Science Officer (5)	2014	$120,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$120,000

(1)	The options and restricted stock awards presented in this table for 2014 and 2013 reflect the entire fair value of such awards in the year of grant. However, the accompanying financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10 K.

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

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2014 or 2013 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers and directors that were outstanding, exercisable and/or vested as of June 30, 2014.

	Option Awards (1) (4)					Stock Awards (2)
Name(1)(2)	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Stephen Squires (3)	1,000,000	0	0	$.05	10/19/19	0	0	N/A	N/A
	5,000,000	0	0	$.05	01/20/20	0	0	N/A	N/A
	1,666,666	0	0	$.075	11/04/15	0	0	N/A	N/A
	3,500,000	0	0	$.05	03/02/17	0	0	N/A	N/A
	5,000,000	0	0	$.05	03/29/23	0	0	N/A	N/A
	2,968,750	0	0	$.06	02/14/19	0	0	N/A	N/A
	0	1,562,500	0	$.08	06/06/19	0	0	N/A	N/A

David Doderer	500,000	0	0	$.05	10/19/19	0	0	N/A	N/A
	833,333	0	0	$.075	11/04/15	0	0	N/A	N/A
	738,636	0	0	$.11	05/18/16	0	0	N/A	N/A
	5,000,000	0	0	$.05	03/29/23	0	0	N/A	N/A
	3,000,000	0	0	$.05	01/11/18	0	0	N/A	N/A
	781,250	0	0	$.06	02/14/19	0	0	N/A	N/A

Ghassan Jabbour	300,000	0	0	$.05	10/19/19	0	0	N/A	N/A
	3,250,000	0	0	$.075	11/04/15	0	0	N/A	N/A
	568,181	0	0	$.11	05/18/16	0	0	N/A	N/A
	3,750,000	0	0	$.06	02/14/19	0	0	N/A	N/A
	0	1,500,000	0	$.08	05/30/19	0	0	N/A	N/A

Dr. Michael S. Wong	300,000	0	0	$.05	10/19/19	0	0	N/A	N/A
	250,000	0	0	$.04	06/13/18	0	0	N/A	N/A

Christopher Benjamin	500,000	0	0	$.05	03/29/23	0	0	N/A	N/A
	2,812,500	0	0	$.06	2/14/19	0	0	N/A	N/A
	0	1,000,000	0	$.08	05/30/19	0	0	N/A	N/A

Robin Squires	600,000	0	0	$.05	10/19/19	0	0	N/A	N/A
	0	937,500	0	$.08	05/30/19	0	0	N/A	N/A

 __________

(1)	On October 20, 2009, the Board of Directors granted Stephen Squires, Robin Squires (Mr. Squire's wife), David Doderer, Ghassan Jabbour and Dr. Michael S. Wong immediately vested ten-year non-statutory stock options to purchase 1,000,000 shares, 600,000 shares, 500,000 shares, 500,000 shares, 300,000 and 300,000 shares, respectively, exercisable at a price of $.05 per share.

(2)	On January 20, 2010, the Board of Directors approved employment contract of Stephen Squires which contained the grant of 2,000,000 restricted shares of Common Stock. Mr. Squire's contract also contained the grant of ten-year non-statutory stock options to purchase 5,000,000 shares of common stock at an exercise price of $.05 per share.

(3)	See “Salary Accruals” below for a description of accrued salaries of certain officers and directors which were converted into warrants to purchase Common Stock of the Company.

Employment Agreements

Stephen Squires and David Doderer are each a party to an employment agreement with the Company. See “Other Employment Arrangements” for a description of monies paid to Dr. Jabbour, Mr. Benjamin and Mrs. Squires.

Name	Position	Annual Salary	Bonus
Stephen Squires	Chief Executive Officer	$ 225,000 (1)(3)	(2)
David Doderer	VP Research & Development	$ 180,000 (3)	(2)

(1)	Excludes $5,000 per month paid to his wife, Robin Squires.

(2)	Discretionary bonus as determined by the Compensation Committee based upon company and individual performance or $120,000 per annum.

(3)	Excludes fiscal 2013 accrued salary of $198,000 for Mr. Squires and $150,000 for Mr. Doderer.

Salary or Consulting Accruals

As of November 4, 2010, the Company's executive officers, directors and employees converted accrued salaries (and/or consulting fees) of $630,500 and bonuses of $157,625 totaling $788,125 into warrants to purchase 10,508,331 shares, exercisable at $.075 per share over a period of five years. The following table lists the names of such persons, the dollar amount converted and the total number of warrants received.

Name	Dollar Amount Converted	Number of Warrants Issued
Stephen Squires	$125,000	1,666,666
Brian Lukian	234,375	3,125,000
David Doderer	62,500	833,333
Robert Glass	37,500	500,000
Ghassan Jabbour	243,750	3,250,000
Andrew Robinson	50,000	666,666
Toshinori Ando	35,000	466,666
Total	$788,125	10,508,331

As of May 18, 2011, the Company's executive officers, directors and employees converted accrued salaries (and/or consulting fees) of $256,000 and bonuses of $64,000 totaling $320,000 into warrants to purchase 2,909,089 shares, exercisable at $.11 per share over a period of five years. The following table lists the names of such persons, the dollar amount converted and the total number of warrants received.

Name	Dollar Amount Converted	Number of Warrants Issued
David Doderer	$81,250	738,636
Robert Glass	61,250	556,818
Ghassan Jabbour	62,500	568,181
Andrew Robinson	50,000	454,545
Toshinori Ando	65,000	590,909
Total	$320,000	2,909,089

In January 2013, officers, directors and employees of the Company listed below converted accrued salaries (and/or consulting fees) as of June 30, 2012 into shares of Common Stock and options under the 2013 Plan.

Name	Dollar Amount Converted	# of Shares	# of Warrants
Dr. Ghassan Jabbour	$150,000	4,050,000	0
David Doderer	120,000	0	3,000,000
Christopher Benjamin	39,825	1,075,275	0
Stephen Squires	-0-	0	0
Robin Squires	122,577	3,309,570	0
Other Employees	226,139	6,105,244	0
Total	$658,541	14,540,089	3,000,000

In February 2014, officers, directors and employees of the Company listed below converted accrued salaries (and/or consulting fees) as of June 30, 2013 into Common Stock options under the 2013 Plan.

Name	Dollar Amount Converted	# of Options
Dr. Ghassan Jabbour	$120,000	3,750,000
David Doderer	25,000	781,250
Christopher Benjamin	90,000	2,812,500
Stephen Squires	95,000	2,968,750
Andrew Robinson	50,000	1,562,500
Toshi Ando	99,890	3,120,934
Art Lamstein	66,405	2,075,148
Total	$546,275	17,071,081

In June 2014, officers, directors and employees of the Company listed below converted accrued salaries (and/or consulting fees) as of June 30, 2014 into shares of Common Stock and options under the 2013 Plan.

Name	Dollar Amount Converted	# of Shares	# of Options
Dr. Ghassan Jabbour	$120,000	1,500,000	1,500,000
Christopher Benjamin	80,000	1,000,000	1,000,000
Stephen Squires	125,000	1,562,500	1,562,500
Robin Squires	75,000	937,500	937,500
Toshi Ando	86,000	1,075,000	0
Art Lamstein	65,000	0	1,083,333
Total	$551,000	6,075,000	6,083,333

As of June 30, 2014, the Company has accrued salaries (and/or consulting fees) and expense reimbursements to our executive officers in the amounts set forth below.

Name	Salary Accrued	Expense Reimbursements Accrued
Stephen Squires	$119,681	$-0-
Christopher Benjamin	$30,000	$-0-
David Doderer	$278,750	$-0-
Total	$428,431	$-0-

Employment Agreement - Stephen Squires

Pursuant to an employment agreement dated October 26, 2012, the Company entered into a five-year employment contract to retain the services of Stephen Squires as Chief Executive Officer of the Company for the period of January 1, 2013 through January 1, 2018. The agreement is subject to automatic successive renewal terms of one year, unless either party provides written notice to the other party terminating the initial term of any extension thereof at least 60 days prior to the scheduled termination date of the contract. Mr. Squires is to receive an annual salary of $225,000, paid in monthly installments at the rate of $18,750 per month. Mr. Squires also received a signing bonus of 5,000,000 restricted shares of Common Stock and 5,000,000 stock options with an amended exercise price of $0.05 per share, fully vested, expiring on March 29, 2023. In the event Mr. Squires' services as a director are terminated for any reason, including, termination by his own choice, within six months of a change in control event as defined in said agreement, he shall receive one year's fees of $225,000 payable in one lump sum no later than 30 days after the termination of his services as a director and, in such event, any options that are not fully vested shall become immediately vested and the options shall be extended for an additional one year following the final exercise date of said option agreement. Mr. Squires' employment agreement may be terminated for cause as defined in the agreement. In such event, he shall receive his unpaid portion of his base salary computed up to the date of termination, plus certain other benefits. In the event of death, his estate shall receive compensation of the unpaid portion of his base salary up to the date of his death, plus certain benefits. The agreement contains certain prohibitions against soliciting employees and clients of the Company for his own personal benefit during the term of the agreement and for a period of one year thereafter. Mr. Squires’ employment agreement does not reflect the following approved by the Company’s Board:

•	Compensation of $5,000 per month paid to Mr. Squires’ spouse for administrative services;
•	Prior to entering into his employment agreement, Mr. Squires and his spouse received in October 2009 options to purchase a total of 1,600,000 shares of the Company in 2009 at $.05 per share through October 2019;
•	The November 2010 issuance of five year warrants to purchase 1,666,666 shares exercisable at $.005 per share in exchange for the cancellation of $125,000 of accrued salary;
•	The issuance of 10,000,000 shares of Common Stock in January 2011 in exchange for the cancellation of indebtedness to Mr. Squires of $270,145 or $.027 per share.

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

 Other Employment Arrangements

Dr. Ghassan E. Jabbour and Chris Benjamin are each receiving monthly salaries of $10,000. Robin Squires, the wife of Stephen Squires, is receiving a monthly salary of $5,000 in recognition of her administrative services. The Company has the right to terminate the services of Dr. Jabbour, Mr. Benjamin and Mrs. Squires at any time. See “Salary Accruals” for a description of securities exchanged in lieu of salaries and/or consulting fees that were owed to Dr. Jabbour, Mr. Benjamin and Mrs. Squires.

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

The Company’s other directors, namely, Stephen Squires, David Doderer, Ghassan Jabbour and Chris Benjamin are each directors and executive officers of the Company. Their employment contracts and employment arrangements have included the receipt of restricted shares of Common Stock and options/warrants granted in connection with services rendered as employees of the Company. See the contents of this “Item 11” for a description of their compensation.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

2014 Compensation

The following table shows the overall compensation earned for the 2014 fiscal year with respect to each non-employee -director of the Company as of June 30, 2014.

DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Warrant/ Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Dr. Michael S. Wong, Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ray Martin, Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	ASC 718 requires the company to determine the overall value of the restricted stock awards and the options as of the date of grant based upon the Black-Scholes method of valuation, which value is set forth in the table above, and to then expense that value over the service period over which the restricted stock awards and the options become exercisable vested. As a general rule, for time-in-service-based restricted stock awards and options, the company will immediately expense any restricted stock award or option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock award and option. For a description of ASC 718 and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

(2)	Excludes awards or earnings reported in preceding columns.

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

Awards

As of June 30, 2014, options to purchase 9,200,000 shares at an exercise have been granted under the Plan. These include the following persons:

	Amount of Shares	Exercise Price	Net Realizable Value (1)
Stephen Squires	6,000,000	$.05	$1,380,000
Robin Squires	600,000	.05	138,000
David Doderer	500,000	.05	115,000
Dr. Michael S. Wong	550,000	.04 - .05	129,000
Ghassan Jabbour	300,000	.05	69,000
Non Officers/Directors	1,250,000	.05 - .11	267,500

__________________

(1)	Based upon the closing last sale of $0.28 per share as of June 30, 2014, after deducting the applicable exercise price.

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

Awards

As of June 30, 2014, options to purchase 46,403,474 shares at an exercise have been granted under the Plan. These include the following persons:

	Amount of Shares	Exercise Price	Net Realizable Value (1)
Stephen Squires	14,697,916	$.05	$1,380,000
Robin Squires	937,500	.05	138,000
David Doderer	10,353,219	.05	115,000
Christopher Benjamin	4,312,500	.04 - .05	129,000
Ghassan Jabbour	6,318,181	.05	69,000
Non Officers/Directors (2)	9,784,158	.03 -.11	975,000

__________________

(1)	Based upon the closing last sale of $0.28 per share as of June 30, 2014, after deducting the applicable exercise price.
(2)	Represents options owned by persons who are not currently officers or directors of the Company.

It is not possible to predict the individuals who will receive future awards under the 2013 Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The foregoing table does not reflect options/warrants or shares granted to officers and directors outside of the 2013 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 18, 2014, shares of Common Stock beneficially owned by (1) each person (including any group) of more than five percent of our Common Stock, based solely on Schedule 13D and 13G filings with the Securities and Exchange Commission, and (2) the Company’s directors and officers.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)(2)	Percent of Class (3)
Stephen Squires (4)	45,527,092	16.5
Christopher Benjamin (5)	4,387,775	1.7
Ghassan E. Jabbour (6)	12,168,181	4.6
David Doderer (7)	17,653,219	6.6
Robin Squires (8)	2,144,612	*
Ray Martin	-0-	-0-
John Heaton	-0-	-0-
Directors and executive officers as a group (7) persons (9)	81,880,879	27.4
MKM Opportunity Master Fund, Ltd(10)	23,600,000	8.8
Steven Posner Trust (11) (12)	22,115,546	8.5

____________

* Less than 1%

(1)	Unless otherwise indicated, ownership represents sole voting and investment power.
(2)	The address for each beneficial owner named above is c/o the Company at 12326 Scott Drive, Kingston, OK 73439.
(3)	Based upon 257,459,909 common shares outstanding as of September 18, 2014.
(4)	Includes 26,391,676 shares of common stock owned directly and options to purchase 19,135,416 shares. The foregoing excludes 1,562,500 shares and 1,562,500 options which vest on January 1, 2015.
(5)	Includes 1,075,275 shares and options to purchase 3,312,500 shares. The foregoing does not include 1,000,000 shares and 1,000,000 options.
(6)	Includes 4,300,000 shares of common stock and options to purchase 7,868,181 shares. The foregoing excludes 1,500,000 shares and options to purchase 1,500,000 shares which vest on January 1, 2015.
(7)	Includes 6,800,000 shares and options to purchase 10,853,219 shares.
(8)	Includes 1,544,612 shares and options to purchase 600,000 shares. The foregoing excludes 937,500 shares and options to purchase 937,500 shares which vest on January 1, 2015.

(9)	Includes 40,111,563 shares of common stock and options to purchase 41,769,316 shares. The foregoing excludes 5,000,000 shares and 5,000,000 options which vest on January 1, 2015.
(10)	Includes warrants to purchase 4,000,000 shares, which warrants are subject to provisions which prohibit the exercise of the warrants in the event MKM Opportunity Master Fund Ltd would own greater than 9.9% of the outstanding shares.
(11)	Includes warrants to purchase 4,000,000 shares, which warrants are subject to provisions which prohibit the exercise of the warrants in the event Steven Posner Trust would own greater than 9.9% of the outstanding shares.
(12)	Includes 8,333,333 shares which would be owned if the outstanding debenture of $500,000 was converted to shares at a rate of $0.06

The foregoing table and notes thereto do not include Robert Glass, a former officer and director of the Company. As described under Item 3, the Company is seeking to terminate various securities owned by Dr. Glass, which securities if retained by him would make him a greater than 5% owner. See “Item 3.”

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

The following summary information is as of the Record Date and relates to our 2013 Plan (which Plan was approved by the board but not ratified by stockholders as of the date of this Form 10-K) described elsewhere herein pursuant to which we have granted options to purchase our Common Stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise Of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity Compensation Plans	46,403,474	(1)	13,596,526

 (1) Options exercisable at prices ranging from $.05 per share to $.08 per share.

Item 13. Certain Relationships and Related Transactions and Director Independence.

For a description of certain transactions between the Company and its affiliated parties, reference is made to Item 13 of the Company’s Form 10-K for the Company’s fiscal year ended June 30, 2014, which information is incorporated herein by reference.

For a description of transactions during fiscal 2014 between the Company and its executive officers and directors, reference is made to Items 7 and 11 of this Form 10-K.

In 2008, the Company borrowed $1,500,000 from three non-affiliated persons pursuant to a Securities Purchase Agreement, Secured Promissory Notes, a Pledge Agreement, a Registration Rights Agreement and other Transaction Documents. A description of this transaction is provided under Item 7 herein. On June 30, 2014, two non-affiliated debenture holders converted $1 million of principal into 16,666,667 shares of Common Stock. The remaining $500,000 of principal is owed to a non-affiliated trust and the maturity date is November 4, 2014. The note is convertible through the maturity date at a conversion price of $.06 per share, subject to the Company’s right to call the note after giving appropriate written notice. The Company is paying the debenture holder interest at the rate of 8% per annum through the delivery of shares of Common Stock in lieu of cash interest payments. As described under Item 10, the noteholder had certain rights to appoint members to the Board of Directors until the debenture is retired.

Director Independence

Our Board has determined that each of Ray Martin and John Heaton is considered an “Independent Director” but not as a “financial expert” as those terms are defined below. Under the National Association of Securities Dealers Automated Quotations (“NASDAQ”) definition, an independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’ board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $120,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of our Company has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of our company’s outside auditor. See “Item 10.”

Item 14.   Principal Accountant Fees and Services.

Services of Peter Messineo, CPA.

Audit Fees

During fiscal 2014 and 2013, the aggregate fees billed for professional services rendered by Peter Messineo, CPA (and the successor’s firms in which Mr. Messineo is the engagement partner) (the “Independent Auditors”) for the annual audits of the Company's consolidated financial statements totaled $14,000 and $10,000, respectively.

Financial Information Systems Design and Implementation Fees

During 2014 and 2013, there were $0 and $0 in fees billed for professional services by rendered by Peter Messineo, CPA rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

During 2014 and 2013, there were $7,500 and $20,000 in fees billed for professional services rendered by the independent auditors for review of the Company’s quarterly filings and 8-K filings with the Securities and Exchange Commission. The foregoing fees exclude expense reimbursements.

Item 15. Exhibits and Financial Statement Schedules

(a)   Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data” and are included as part of this Form 10-K as the consolidated financial statements of the Company for the years ended June 30, 2014 and 2013:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Deficit

Notes to Consolidated Financial Statements

(b)   Exhibits

The following exhibits are all previously filed in connection with our Form 8-K filed November 10, 2008, unless otherwise noted.

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 15, 2008, by and among Quantum Materials Corp., Solterra Renewable Technologies, Inc., the shareholders of Solterra and Greg Chapman, as Indemnitor.

3.1	Articles of Incorporation. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007)

3.2	2010 Amendment to Articles of Incorporation*

3.3	2013 Amendment to Articles of Incorporation*

3.4	By-Laws. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007)

4.1	Form of Securities Purchase Agreement dated as of November 4, 2008.

4.2	Form of Security Agreement dated November 4, 2008.

4.3	Form of Subsidiary Guarantee dated November 4, 2008.

4.4	Form of Stock Pledge Agreement dated November 4, 2008.

4.5	Form of Debenture-- MKM Opportunity Master Fund, Ltd.

4.6	Form of Debenture.-- MKM SP1, LLC

4.7	Form of Debenture-- Steven Posner Irrevocable Trust u/t/a Dated 06/17/65.

4.8	Form of Escrow Agreement

4.9	Form of Amended Waiver and Consent.

4.10	Form of Registration Rights Agreement.

4.11	Standstill Agreement dated June 1, 2009. (Incorporated by reference to Form 8-K filed June 9, 2009)

4.12	Amended Standstill Agreement dated June 1, 2009. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

4.13	Extension of Standstill Agreement dated October 29, 2009. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

4.14	Form of Securities Purchase Agreement dated January 31, 2014

4.15	Form of Debenture issued on January 31, 2014

10.1	License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. dated August 20, 2008.

10.2	Letter dated October 2, 2008 from Rice University amending the License Agreement contained in Exhibit 10.1

10.3	Agreement with Arizona State University executed by ASU on October 8, 2008 and executed by Solterra on September 18, 2008.

10.4	Letters dated November 5, 2009 and November 5, 2009 amending Rice University Agreement. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

10.5	Consulting Agreement between Steven Posner, Oceanus Capital and The issuer. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

10.6	Consulting Agreement between Sound Capital Inc. and the issuer dated November 12, 2009 (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2009)

10.7	License Agreement between The University of Arizona and the issuer dated July 2009. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2009).

10.8	Letter dated December 16, 2010 from Rice University amending the License Agreement contained in Exhibit 10.1 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010.)

10.9	Amendment to Exclusive Patent License Agreement between University of Arizona and Solterra Renewable Technologies (i.e. amendment to exhibit 10.7). (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010 filed on February 14, 2011.)

10.10	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K dated September 19, 2013)

10.11	License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K dated September 19, 2013)

10.12	Second Amendment to Issuer’s Agreement with University of Arizona. (Incorporated by reference to Form 10-K for the fiscal year ended June 30, 2012)

10.13	Employment Agreement – Stephen Squires. (Incorporated by reference to Form 8-K filed January 23, 2013)

10.14	Employment Agreement – David Doderer (Incorporated by reference to Form 8-K filed January 23, 2013)

21.1	Subsidiaries of Registrant listing state of incorporation (Incorporated by reference to Form 10-K for fiscal year ended June 30, 2011)

31(a)	Rule 13a-14(a) Certification – Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification – Principal Financial Officer *

32(a)	Section 1350 Certification – Principal Executive Officer *

32(b)	Section 1350 Certification – Principal Financial Officer *

99.1	2009 Employee Benefit and Consulting Services Compensation Plan *

99.2	2013 Employee Benefit and Consulting Services Compensation Plan *

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *

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

QUANTUM MATERIALS CORP.

Date: September 29, 2014	By:	/s/ Stephen Squires
Name: Stephen Squires
Title: President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen Squires	Title: President , Principal Financial Officer and director	Date: September 29, 2014
Stephen Squires

/s/ Christopher Benjamin	Title: Principal Financial Officer and director	Date: September 29, 2014
Christopher Benjamin

/s/ John Heaton	Title: Director	Date: September 29, 2014
John Heaton

/s/ Dr. Ghassan E. Jabbour	Title: Chief Science Officer; Director	Date: September 29, 2014
Dr. Ghassan E. Jabbour

/s/ David Doderer	Title: VP Research and Development;	Date: September 29, 2014
David Doderer	Director

Ray Martin	Title: Director	Date: September 29, 2014
Ray Martin

Stephen Squires, Dr. Ghassan E. Jabbour, David Doderer, Chris Benjamin, John Heaton and Ray Martin represent all the current members of the Board of Directors.

