Form 10-Q
period 2014-09-30
QUANTUM MATERIALS CORP.
filed 2014-10-27
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number: 000-52956

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

As of October 20, 2014, the issuer had 264,266,266 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

FINANCIAL INFORMATION

Item 1. Financial Statements

Quantum Materials Corp.

CONSOLIDATED BALANCE SHEETS

	September 30	June 30
	2014	2014
	(Unaudited)
ASSETS
Current
Cash	$363,454	$185,811
Debenture Receivable	100,200

Total current assets	463,654	185,811

Licenses	184,947	52,250
Furniture and equipment, net of accumulated deprecation of $20,659	338,378	295,926

Total assets	$986,979	$533,987

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$9,800	$59,278
Accrued liabilities - related party	765,748	784,164
Accrued expenses	122,500	122,500
Deferred revenue	899	899
Fair value of derivative liabilities	1,307,790	1,871,337
Convertible debenture current portion	500,000	500,000

Total current liabilities	2,706,737	3,338,178

Convertible note, net of discount	508,241	324,317

Total liabilities	3,214,978	3,662,495

Stockholders' deficit
Common stock, $0.001 par value,
400,000,000 shares authorized,
Issued and outstanding 262,016,266 and 256,582,767, respectively	262,017	256,583
Additional paid-in capital	19,283,664	18,290,201
Deficit accumulated during the development stage	(21,770,930)	(21,675,292)

Total stockholders' deficit	(2,225,249)	(3,128,508)

Total liabilities and stockholders' deficit	$989,729	$533,987

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ending September 30, 2014 and September 30, 2013

(unaudited)

	Three months ended
	September 30
	2014	2013

Operating expenses:
General and administrative	$431,135	$559,324
Research and development	31,390	3,892

Total operating expenses	462,525	563,216

Loss from operations	(462,525)	(563,216)

Other expenses (income):
Change in fair value of derivative liabilities	(563,547)	(199,771)
Interest expense	196,660	38,334

Total other expenses / (income)	(366,887)	(161,437)

Net income / (loss)	$(95,638)	$(401,779)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	257,609,341	194,045,427

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.

  CONSOLIDATED STATEMENTS OF CASH FLOWS

  For the three months ending September 30, 2014 and September 30, 2013

	Three months	Three months
	ended	ended
	September 30	September 30
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(95,638)	$(401,779)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	25,000	181,388
Stock issued for debenture interest	12,726	38,333
Beneficial conversion feature	171,976
Depreciation of furniture and office equipment	12,386	—
Amortization of deferred finance cost	11,947	—
Change in fair value of warrants and embedded
conversion feature	(563,547)	(199,771)
Net change in operating assets and liabilities:
Accounts payable	(49,478)	(75,000)
Accrued liabilities - related party	(18,416)
Deferred revenue	—	164,303
Cash flows used by operating activities	(493,044)	(292,526)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	(137,743)	—
Purchase of furniture & equipment	(52,541)	—
Cash flows provided by investing activities	(190,284)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	586,121	156,078
Proceeds from convertible debenture issued	274,850	—
Cash flows provided by financing activities	860,971	156,078
NET INCREASE (DECREASE) IN CASH	177,643	(136,448)
Cash, beginning of the period	185,811	172,431
Cash, end of the period	$363,454	$35,983
Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Non cash transactions
Warrants issued with debt, allocated deferred financing costs	$203,074	$—

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

 Note 1. Summary of Significant Accounting Policies

 Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2014. The results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2015.

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

Going Concern

The Company recorded losses from continuing operations in the current period presented. Current liabilities exceed current assets, resulting in a negative net worth and accumulated deficits. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

 Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  At the date of the original transaction, we valued the convertible note that contains down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of July 1, 2009.  Using assumptions, consistent with the original valuation, the Company has subsequently used the Black-Scholes model for calculating the fair value, as of June 30, 2014 and 2013.   The fair value of the derivatives as of July 1, 2009 upon implementation of ASC 815-40-15 was estimated by management to be $495,912.  As part of implementing ASC 815-40-14 the Company decreased the accumulated deficit by $162,643 and decreased additional paid in capital by $212,184 and increased the discount on the convertible debenture by $446,371.  The adjustment to the accumulated deficit was a result of the interest expense recorded in connection with the original derivative liability and the reversal of prior amortization expense, and the change in fair value of the derivative liability as of July 1, 2009.

	As of September 30, 2014
	Fair Value Measuring Using

	Carrying Value	Level 1	Level 2	Level 3	Total
Derivatives Liability	$1,307,790	—	—	1,307,790	$1,307,790

Total Derivatives Liability	$1,307,790	—	—	1,307,790	$1,307,790

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first three months of fiscal year 2014:

	Fair Value
	Measurements
	Using Level 3
	Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of June 30, 2014	$1,871,337	$1,871,337
Total Gains or Losses (realized/unrealized) Included in Net Loss	(563,547)	(563,547)
Purchases, issuances and settelements	—	—
Transfers in and/or out of Level 3	—	—

Ending Balance at September 30, 2014	$1,307,790	$1,307,790

Note 3.  Convertible debentures

Balance of convertible debenture issued in 2008 consist of the following as of June 30, 2014 and June 30, 2013:

	2014	2013
Convertible debenture issued 2008	$1,500,000	$1,500,000
Debenture discount	(1,500,000)	(1,500,000)
Debenture discount amortized	1,500,000	1,500,000
Debenture converted to shares	(1,000,000)	—
Convertible debenture, current portion	$500,000	$1,500,000

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

On June 30, 2014, $1 million of the Debentures were converted into 16,666,667 common shares. The remaining $500,000 of Debentures is currently due on November 4, 2014 and is convertible at $.06 per share, subject to anti-dilution protection for stock splits, stock dividends, combinations, reclassifications and sale of Quantum Materials Corp’s Common Stock a price below the Conversion Price.  Certain changes of control or fundamental transactions such as a merger or consolidation with another company could cause an event of default under the Transaction Documents.  As of the filing date of this Form 10-K, the Company believes it is in compliance with terms of the Transaction Documents and Debenture Holders have taken no action under the Transaction Documents to accelerate the payment date under the Debentures or any other rights or remedies that they may have thereunder.

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

In accounting for the above convertible debentures, the Company has recognized a derivative liability associated with the conversion feature, in the amount of $1,307,790 and $1,871,337, as of September 30, 2014 and June 30, 2014, respectively.

Convertible Notes

Balance of convertible notes issued in 2014 consist of the following as of:

	September 30, 2014	June 30, 2014
Convertible debenture, face value of $400,000, issued February 6, 2014, 8.0% interest rate, maturing January 31, 2016, convertible at $0.04, debt discount of $95,603, net of accumulated accreted interest of $21,333	$336,265	$324,317
Convertible debentures, six (6) identical issues, aggregate face value of $375,050, issued September 18, 2014, 6.0% interest rate, maturing September 18, 2019, convertible at $0.15, debt discount of $203,074, net of accumulated accreted interest $0	171,976	—
Total convertible debentures	508,241	324,317
Convertible debt, current portion	—	—
Convertible debt, long-term portion	$508,241	$324,317

 February 2014 Convertible Note:

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

In accounting for the above convertible debentures, the Company allocated the fair value of the warrants to the proceeds received and has recognized a beneficial conversion expense of $115,603, warrant expense of $95,603 recorded as debt financing costs, and interest expense of $19,920 for the year ended June 30, 2014. The debt discount or deferred financing costs are amortized using the effective interest rate method over the life of the loan terms, twenty-four months.

The debenture funds are held in escrow and released as progress payments are made on the microreactor construction.  The funds which have been released as payment are originally classified as Deposits on Assets, until such time that the microreactor was put in service. The amounts are now classified as the Microreactor Equipment.

September 2014 Convertible Note

On September 18, 2014, the Company entered into a Convertible Debenture Agreements to obtain a total of $375,050 in gross proceeds from five non-affiliated parties (collectively hereinafter referred to as the “Lenders”).  The Debenture has a term of five years maturing on September 18, 2019. The Debenture bears interest at the rate of 6% per annum and is pre-payable by the Company at any time without penalty. The Debenture holders’ have the right of conversion at a conversion price of $.15 per share at any date, and will receive an equal number of warrants (2,500,333) having a strike price of $.30 per share.

In accounting for the above convertible debentures, the Company allocated the fair value of the warrants to the proceeds received and has recognized a beneficial conversion expense of $171,976, warrant expense of $203,074 recorded as debt financing costs, and interest expense of $0 for the three months ended September 30, 2014. The debt discount or deferred financing costs are amortized using the effective interest rate method over the life of the loan terms, sixty months.

 Note 4. Related party transactions

The Company expensed management fees to the CEO / major shareholder as well as other related party executives of $147,000 and $1,010,737 in the three months ended September 30, 2014 and the year ended June 30, 2014, respectively.  The Company makes payments or issues shares in exchange for these accrued compensation. Accrued liabilities to related party was $765,748 and $784,164 as of September 30, 2014 and June 30, 2014, respectively.

During the three months ended September 30, 2014 the Company recorded $2,880 of rent expense for the use of executive office space in the home of the CEO / major shareholder, $nil was paid and $2,880 was accrued.

Note 5.  Common stock

In July 2014, the Company had the following issuances of common stock:

240,385 shares at $0.21 in exchange for cash of $50,000;

766,667 shares at $0.06 in exchange for cash of $46,000;

In August 2014, the Company had the following issuances of common stock:

240,000 shares at $0.06 in exchange for cash of $14,400;

262,034 shares at $0.23 in exchange for cash of $60,000;

In September 2014, the Company had the following issuances of common stock:

320,000 shares at $0.18 in exchange for cash of $57,600;

249,999 shares at $0.10 in exchange for cash of $25,000;

300,000 shares at $0.067 in exchange for cash of $20,000;

138,899 shares at $0.18 in exchange for services valued at $25,000

400,000 shares at $0.05 in exchange for cash of $20,000;

538,462 shares at $0.065 in exchange for cash of $35,000;

1,617,362 shares at $0.13 in exchange for cash of $210,000

In the three months ended September 30, 2014 the Company issued 52,154 shares of the Company’s restricted Common Stock to pay $12,726 of accrued interest payable on the 8% Debenture.

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

Note 7.  Warrants

No warrants were issued in the three month period ending September 30, 2014, except as disclosed in convertible notes, issued and dated September 18, 2014.

Note 8.  Litigation

In Q4 of FY 2014, the Company commenced an action against Robert Allan Glass in Federal Court in Austin, Texas regarding the termination of his employment agreement. The Company seeks to recover all common stock and cancel all options issued to Mr. Glass as part of his employment agreement. Mr. Glass has filed a counterclaim against the Company alleging breach of contract of the employment agreement seeking allegedly unpaid compensation.

Note 9.  Subsequent events

In October 2014, the Company received the $100,200 debenture receivable reflected on the Company’s balance sheet. In October 2014, the Company also entered into a one-year extension of its Corporate Advisory Consulting Agreement and agreed to issue 2,000,000 shares of restricted Common Stock. The Company’s Board of Directors also approved a six-month Investor Relation Agreement pursuant to which the Company would pay a $6,000 per month retainer and a one-time issuance of 250,000 shares of restricted Common Stock. The agreement contained a six-month renewal provision.

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

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q and our Form 10-K filed September 29, 2014 for the fiscal year ended June 30, 2014.  Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions.  The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein.  The Company's actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2014 have been included.

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

The Company is preparing to enter the next phase of its development – production and supply of commercial scale volumes of materials to potential customers and joint ventures in order to develop a platform of initial customers in various industries. In order to finance the development of its business, including the establishment of its continuous process manufacturing facility, purchase of the second equipment unit and the expansion of its marketing and sales capabilities. The Company expects to commence generating limited revenues from the production of materials at the Wet Lab before the end of calendar 2014. Such revenues are expected to be modest at first and will be dependent upon the Company generating purchase orders from potential customers currently under NDAs and evaluating the Company’s technology. As part of this strategy, the Company has engaged in discussions with numerous target customers and has signed a number of NDAs and Sample Agreements to increase the probability of receiving firm orders from one or more of these entities.

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

As of September 30, 2014, the Company has not entered into any formal commercial joint ventures or licensing agreements, but has executed the following array of agreements and taken the following steps toward commercialization of its Nanomaterials in various market sectors:

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

Liquidity and Capital Resources

At September 30, 2014 the Company had a working capital deficit of approximately $2,243,083 with total current liabilities of approximately $2,706,737. Approximately $765,748 of these liabilities is owed to our officers, directors and employees for services rendered and accrued through September 30, 2014.   As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture as well as advances from a director, shareholder and employees’ wages being partially or fully accrued but not paid.

As of September 30, 2014, the Company lacks cash or cash equivalent assets and continues to incur losses in its operations.  Over the past five years, the Company relied on sales of its Common Stock to support its operations and on various universities performing work and providing U.S. licensing rights under business agreements in which the Company has at times been in arrears in payments as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into the securities of the Company.   Currently, the Company is seeking additional financing in excess of $3,000,000; however, no definitive agreements for additional financing have been received and the Company cannot provide any assurance that additional funding will be available to finance our operations on terms acceptable to us, if at all, in order to support our plan of operations.  If we are unable to achieve the financing necessary to continue our plan of operations, then our stockholders may lose their entire investment in the Company.  See "Notes to Financial Statements."

Cash was used in operating activities of $493,044 for the three months ending September 30, 2014. This is a result of a net loss of $95,638, off-set by non-cash items: stock issued for services ($25,000); debenture interest ($12,726); beneficial conversion charge related to convertible notes ($171,976); depreciation and amortization ($11,947) and recognized benefit from reduction in derivative liability ($563,547), further off-set by changes in working capital components, as in accounts payable of $49,478 and changes in accrued liabilities for related parties of $18,416. Cash flows used in investing activities in the three months ended September 30, 2014 were $190,284 which consisted of purchase of licenses of $137,743 and purchases of equipment of $52,541. Cash received from financing activities during the three months ended September 30, 2014 were $860,971 which consisted of proceeds of the sale of common stock of $586,121 and proceeds from the issuance of convertible debt of $274,850 (an additional $100,200 was received subsequent to period end).

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2014, the Company had not yet achieved profitable operations, has accumulated losses of $21,770,932 as of September 30, 2014, has a working capital deficit of $2,243,083 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and substantial additional financing (estimated at $3,000,000) during fiscal 2015 to maintain and expand its operations. The Company is exploring all reasonable available financing at this time, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all. In this respect, see “Note 2” in our notes to the consolidated financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

Results of operations – Three Months Ended September 30, 2014 and 2013

General and administrative expenses

During the three months ended September 30, 2014 the Company incurred $431,135 of general and administrative expenses a decrease of $128,189 from the $559,324 recorded for the three months ended September 30, 2013.  The decrease in general and administrative expenses was primarily due to a decrease in remuneration of staff of $42,323 and a decrease in professional fees of $156,598, offset by an increase in travel expense of $30,163 and an increase in corporate expenses of $13,606.

Included in the expenses for the current three months ended September 30, 2014 were remuneration of staff $229,374, legal and audit of $25,038, travel expense of $42,742, corporate expense of $37,179, and other professional fees of $33,350. This compares to the three months ended September 30, 2014 were remuneration of staff $271,697, legal and audit of $24,606, travel expense of $12,578, corporate expense of $23,573, and other professional fees of $197,380.

Research and development expenses.

Research and development expenses of $31,390 were incurred in the three months ended September 30, 2014, compared to $3,892 in the three months ended September 30, 2013.  The increase is the result of an increase in licensing expense of $25,505, an increase in office equipment and supplies of $5,774, offset by a decrease in royalty expense of $3,892.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the remaining $500,000 convertible debenture issued in November 2008 and convertible notes issued February and September 2014.

In September 2014 the Company issued 52,154 shares of common stock to pay accrued interest of $12,778 for the three month period ended September 1, 2014.

Interest expense recorded for the three months ended September 30, 2014 was $196,660 compared to $38,334 in the three month period ended September 30, 2013. Included in the current years interest expense is a beneficial conversion amount of $171,976, recognized for the September 2014 convertible notes. Accretion of interest related to the convertible note issuances was $11,948.

According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.  In the three months ended September 30, 2014 the Company issued 52,154 shares of the Company’s restricted Common Stock to pay $10,222 of accrued interest payable.  As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  However the timing of the shares being issued resulted in the share value being less than the interest paid therefore an increase in interest expense was recorded of $2,556 for the period.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the three months ended September 30, 2014 and 2013 was a decrease of $563,547 and a decrease of $199,771, respectively, decreasing the fair value of embedded conversion feature liability from $1,871,337 as of June 30, 2014 to $1,307,790 as of September 30, 2014.

Cash Flow

During the three months ended September 30, 2014, cash was used in operations of $493,044.  During this period the Company received proceeds from financing activities of $860,971, and used $190,284 for investing activities.  These changes resulted in an increase of $177,643 in the cash position for three months ended September 30, 2013.  The opening cash at June 30, 2013 was $185,811 and the closing balance at September 30, 2013 was $363,454.

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective at September 30, 2014.  Management basis its determination upon the company’s inability for timely filing of our Form 10-K for the years ended June 30, 2011 and 2010 and our Form 10-Q for the periods ended September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011 and December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

In our Management’s Report on Internal Control Over Financial Reporting included in the Company’s Form 10-K for the year ended June 30, 2014, management concluded that our internal control over financial reporting was not effective as of June 30, 2014.

Management did identify a significant deficiency; a significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  This deficiency of not having sufficient qualified staff has resulted in the Company being unable to file our 10-K for the years ending June 30, 2013, June 30, 2011 and 2010 and our Form 10-Q for the periods ended September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011 and December 31, 2011 in a timely manner.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  To remediate this situation, we are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

In Q4 of FY 2014, the Company commenced an action against Robert Allan Glass in Federal Court in Austin, Texas regarding the termination of his employment agreement. The Company seeks to recover all common stock and cancel all options issued to Mr. Glass as part of his employment agreement. Mr. Glass has filed a counterclaim against the Company alleging breach of contract of the employment agreement seeking allegedly unpaid compensation.

 Item 1A. Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	From July 1, 2014 to September 30, 2014, we had the following sales of unregistered Common Stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
July 2014	Common Stock	766,667	$86,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

August 2014	Common Stock	262,034	$60,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

August 2014	Common Stock	320,000	$57,600 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

August 2014	Common Stock	250,000	$25,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2014	Common Stock	300,000	$20,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2014	Common Stock	138,899	Shares issued for services valued at $25,000; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2014	Common Stock	400,000	$20,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2014	Common Stock	538,462	$35,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2014	Common Stock	1,617,362	$210,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the three months ended September 30, 2014, there were no repurchases by the Company of its Common Stock.

Item 3. Defaults Upon Senior Securities. None

Item 4.  Mining Safety Disclosures – not applicable.

Item 5. Other Information.

See "Note 4 to the Financial Statements" for description of Various Related Party and Other Transactions.

Item 6. Exhibits

The following exhibits are all previously filed in connection with our Form 8-K filed November 10, 2008, unless otherwise noted.

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 15, 2008, by and among Quantum Materials Corp., Solterra Renewable Technologies, Inc., the shareholders of Solterra and Greg Chapman, as Indemnitor.

3.1	Articles of Incorporation. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007)

3.2	2010 Amendment to Articles of Incorporation – incorporated by reference to the Form 10K for the fiscal year ended June 30, 2014

3.3	2013 Amendment to Articles of Incorporation – incorporated by reference to the Form 10K for the fiscal year ended June 30, 2014

3.4	By-Laws. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007)

4.1	Form of Securities Purchase Agreement dated as of November 4, 2008.

4.2	Form of Security Agreement dated November 4, 2008.

4.3	Form of Subsidiary Guarantee dated November 4, 2008.

4.4	Form of Stock Pledge Agreement dated November 4, 2008.

4.5	Form of Debenture-- MKM Opportunity Master Fund, Ltd.

4.6	Form of Debenture.-- MKM SP1, LLC

4.7	Form of Debenture-- Steven Posner Irrevocable Trust u/t/a Dated 06/17/65.

4.8	Form of Escrow Agreement

4.9	Form of Amended Waiver and Consent.

4.10	Form of Registration Rights Agreement.

4.11	Standstill Agreement dated June 1, 2009. (Incorporated by reference to Form 8-K filed June 9, 2009)

4.12	Amended Standstill Agreement dated June 1, 2009. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

4.13	Extension of Standstill Agreement dated October 29, 2009. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

10.1	License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. dated August 20, 2008.

10.2	Letter dated October 2, 2008 from Rice University amending the License Agreement contained in Exhibit 10.1

10.3	Agreement with Arizona State University executed by ASU on October 8, 2008 and executed by Solterra on September 18, 2008.

10.4	Letters dated November 5, 2009 and November 5, 2009 amending Rice University Agreement. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

10.5	Consulting Agreement between Steven Posner, Oceanus Capital and The issuer. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

10.6	Consulting Agreement between Sound Capital Inc. and the issuer dated November 12, 2009 (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2009)

10.7	License Agreement between The University of Arizona and the issuer dated July 2009. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2009).

10.8	Letter dated December 16, 2010 from Rice University amending the License Agreement contained in Exhibit 10.1 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010.)

10.9	Amendment to Exclusive Patent License Agreement between University of Arizona and Solterra Renewable Technologies (i.e. amendment to exhibit 10.7). (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010 filed on February 14, 2011.)

10.10	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K dated September 19, 2013)

10.11	License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K dated September 19, 2013)

10.12	Second Amendment to Issuer’s Agreement with University of Arizona. (Incorporated by reference to Form 10-K for the fiscal year ended June 30, 2012)

10.13	Employment Agreement – Stephen Squires. (Incorporated by reference to Form 8-K filed January 23, 2013)

10.14	Employment Agreement – David Doderer (Incorporated by reference to Form 8-K filed January 23, 2013)

21.1	Subsidiaries of Registrant listing state of incorporation (Incorporated by reference to Form 10-K for fiscal year ended June 30, 2011)

31(a)	Rule 13a-14(a) Certification – Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification – Principal Financial Officer *

32(a)	Section 1350 Certification – Principal Executive Officer *

32(b)	Section 1350 Certification – Principal Financial Officer *

99.1	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2014 filed on September 29, 2014.)

99.2	2013 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2014 filed on September 29, 2014.)

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *

____________

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM MATERIALS CORP.

October 27, 2014	By:	/s/ Stephen Squires
Stephen Squires,
Principal Executive Officer

October 27, 2014	By:	/s/ Chris Benjamin
Chris Benjamin,
Principal Financial Officer

