Form 10-Q
period 2014-12-31
QUANTUM MATERIALS CORP.
filed 2015-02-13
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of January 31, 2015, the issuer had 289,394,772 shares of common stock, $0.001 par value per share outstanding ("Common Stock").

1

FINANCIAL INFORMATION

Item 1. Financial Statements

Quantum Materials Corp.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2014	2014
	(unaudited)
ASSETS
Current
Cash	$98,457	$185,811

Total current assets	98,457	185,811

Licenses	175,310	52,250
Furniture and equipment, net of accumulated deprecation of $38650	332,774	295,926

Total assets	$606,541	$533,987

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued Liabilities	$12,300	$59,278
Accrued liabilities - related party	456,306	784,164
Accrued expenses	122,500	122,500
Deferred revenue	899	899
Fair value of derivative liabilities	-	1,871,337
Convertible debenture current portion	-	500,000

Total current liabilities	592,005	3,338,178

Convertible debenture, net of discount	348,215	324,317

Total liabilities	940,220	3,662,495

Stockholders' deficit
Common stock, $0.001 par value,
400,000,000 shares authorized,
Issued and outstanding 279,326,826 and 256,582,767, respectively	279,328	256,583
Additional paid-in capital	22,337,563	18,290,201
Deficit accumulated during the development stage	(22,950,570)	(21,675,292)

Total stockholders' deficit	(333,679)	(3,128,508)

Total liabilities and stockholders' deficit	$606,541	$533,987

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ending December 31, 2014 and December 31, 2013
(unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
Operating expenses:
General and administrative	$1,515,185	$664,994	$1,946,317	$1,224,317
Research and development	16,271	934	47,662	4,826
Total operating expenses	1,531,456	665,928	1,993,979	1,229,143
Loss from operations	(1,531,456)	(665,928)	(1,993,979)	(1,229,143)
Other expenses (income):
Change in fair value of derivative liabilities	(16,123)	(134,603)	(579,670)	(334,374)
Gain on settlement of debt	(364,129)	(364,129)
Interest expense	28,436	37,877	225,098	76,211
Total other expenses / (income)	351,816	96,726	718,701	258,163
Net loss	$(1,179,640)	$(569,202)	$(1,275,278)	$(970,980)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of common
shares outstanding	263,040,224	197,225,747	268,471,108	193,025,054

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
For the period from May 19,2008 (inception) to December 31, 2014

				Deficit
				accumulated
			Additional	during the	Total
	Common Stock		paid in	development	Stockholders
	Shares	Amount	capital	stage	Equity

Balance June 30 2013	182,988,347	$182,988	$12,255,288	(16,372,805)	(3,934,529)

Common stock issued for cash	21,645,055	21,645	808,688		830,333
Common stock issued for warrants exercised	880,000	880	42,320		43,200
Common stock issued for debenture interest payable	3,297,377	3,297	160,233		163,530
Common stock issued in exchange for accrued salaries	13,241,667	13,242	753,843		767,085
Common stock issued for services	16,500,000	16,500	885,800		902,300
Common stock issued for note payable conversion	3,363,654	3,364	198,456		201,820
Common stock issued for debenture conversion	16,666,667	16,667	983,333		1,000,000
Cancellation of Shares	(2,000,000)	(2,000)	2,000		-
Beneficial conversion feature of debenture			115,603		115,603
Allocated value of warrants related to debenture			95,603		95,603
Stock options issued with note payable			64,929		64,929
Stock options issued for services			9,204		9,204
Stock options issued in exchange for accrued salaries			747,843		747,843
Employee stock options issued as compensation			1,116,260		1,116,260
Stock options issued for extension of debenture terms			19,900		19,900
Forgiveness of debt by related party			30,898		30,898
					-
Net loss to June 30, 2014				(5,302,487)	(5,302,487)

Balance June 30, 2014	256,582,767	$256,583	$18,290,201	(21,675,292)	(3,128,508)

Common stock issued for cash	4,615,779	4,616	562,854		567,470
Common stock issued for warrant exercises	1,725,000	1,725	99,275		101,000
Common stock issued for services	4,810,643	4,811	882,472		887,283
Common stock issued for debenture interest payable	92,637	93	21,713		21,806
Common stock issued for debenture conversions	11,500,000	11,500	2,105,998		2,117,498
Beneficial conversion feature of debenture			171,976		171,976
Allocated value of warrants related to debenture			203,074		203,074
					-
Net loss to December 31, 2014 (unaudited)				(1,275,278)	(1,275,278)

Balance December 31, 2014	279,326,826	$279,328	$22,337,563	(22,950,570)	(333,679)

The accompanying notes are an integral part of these consolidated financial statements.

Quantum Materials Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ending December 31, 2014 and December 31, 2013
(unaudited)

	Six months	Six months
	ended	ended
	December 31,	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,275,278)	$(970,980)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation of furniture and office equipment	30,377	-
Stock issued for services	887,283	503,000
Stock issued for debenture interest	21,806	76,211
Beneficial conversion feature	171,976	-
Amortization of deferred finance cost	27,283	-
Change in fair value of warrants and embedded		-
conversion feature	(579,670)	(334,374)
(Gain) on settlement of payables	(364,129)
Net change in operating assets and liabilities:
Accounts payable	(46,978)	(57,500)
Accrued liabilities - related party	36,271	410,861

Cash flows used by operating activities	(1,091,059)	(372,782)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	(137,743)	-
Purchase of furniture & equipment	(52,542)	-

Cash flows provided by investing activities	(190,285)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock & warrants exercised	668,470	204,500
Proceeds from loans	525,520	-

Cash flows provided by financing activities	1,193,990	204,500

NET INCREASE (DECREASE) IN CASH	(87,354)	(168,282)

Cash, beginning of the period	185,811	172,431

Cash, end of the period	$98,457	$4,149

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non cash transactions
Conversion of debt to equity	$1,025,520	$-
Allocation of derivative liability to the fair value
of shares issued in debt conversion	$1,307,790	$-
Warrants issued with debt, allocated
deferred financing costs	$203,074	$-

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended June 30, 2014. The results for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2015.

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

Going Concern

The Company recorded losses from continuing operations in the current period presented and has a history of losses, resulting in an accumulated deficit and negative net worth. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

As of December 31, 2014
Fair Value Measuring Using

	Carrying Value	Level 1	Level 2	Level 3	Total
Derivatives Liability	$-	-	-	-	$-
Total Derivatives Liability	$-	-	-	-	$-

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first six months of fiscal year 2015:

	Fair Value
	Measurements
	Using Level 3
	Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of June 30, 2014	$1,871,337	$1,871,337
Total Gains or Losses (realized/unrealized) Included in Net Loss	(1,871,337)	(1,871,337)
Purchases, issuances and settelements	-	-
Transfers in and/or out of Level 3	-	-

Ending Balance at December 31, 2014	$-	$-

Note 3.  Convertible debentures

Balance of convertible debenture issued in 2008 consist of the following:

	December 31, 2014	June 30, 2014
Convertible debenture issued 2008	$500,000	$500,000
Debenture discount	(500,000)	(500,000)
Debenture discount amortized	500,000	500,000
Debenture converted to shares	(500,000)	-
Convertible debenture, current portion	$-	$500,000

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

On June 30, 2014, $1 million of the Debentures were converted into 16,666,667 common shares. The remaining $500,000 of Debentures was converted into 8,333,333 of common shares upon the due on November 4, 2014, converted at $.06 per share.  The Company recorded the conversion at the fair market value of the shares at the date of conversion, off-set by the reduction of the derivative liability.

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

In accounting for the above convertible debentures, the Company has recognized a derivative liability associated with the conversion feature, in the amount of $0 and $1,871,337, as of December 31, 2014 and June 30, 2014, respectively.

Convertible Notes

Balance of convertible notes issued in 2014 consist of the following as of:

	December 31, 2014	June 30, 2014
Convertible debenture, face value of $400,000, issued February 6, 2014, 8.0% interest rate, maturing January 31, 2016, convertible at $0.04, net of unamortized debt discount of $95,603, net of accumulated accreted interest of $51,785	$348,215	$324,317
Total convertible debentures	348,215	324,317
Convertible debt, current portion	-	-
Convertible debt, long-term portion	$348,215	$324,317

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

In accounting for the above convertible debentures, the Company allocated the fair value of the warrants to the proceeds received and has recognized a beneficial conversion expense of $115,603, warrant expense of $95,603 recorded as debt financing costs, and interest expense of $23,901 and $19,917 and for the six months ending December 31, 2014 and year ended June 30, 2014, respectively. The debt discount or deferred financing costs are amortized using the effective interest rate method over the life of the loan terms, twenty-four months.

September 2014 Convertible Note

On September 18, 2014, the Company entered into a Convertible Debenture Agreements to obtain a total of $354,900 in gross proceeds from five non-affiliated parties (collectively hereinafter referred to as the “Lenders”).  An additional $175,000 was received in October through December 2014, for total loan proceeds of $529,900. The Debenture has a term of five years maturing on September 18, 2019. The Debenture bears interest at the rate of 6% per annum and is pre-payable by the Company at any time without penalty. The Debenture holders’ have the right of conversion at a conversion price of $.15 per share at any date, and will receive an equal number of warrants (2,500,333) having a strike price of $.30 per share. The holders of the notes converted their loans in the quarter ending December 31, 2014.

In accounting for the above convertible debentures, the Company allocated the fair value of the warrants to the proceeds received and has recognized a beneficial conversion expense of $171,976, warrant expense of $203,074 recorded as debt financing costs, and interest expense of $3,385 for the six months ended December 31, 2014. The debt discount or deferred financing costs are amortized using the effective interest rate method over the life of the loan terms, sixty months. The remaining balance was written off due to the conversion.

In October 2014, $299,900 of the Debentures were converted into 1,999,333 shares of Common Stock and a like number of warrants exercisable at $.30 per share over a term of five years. In December 2014, an additional $55,000 of the Debentures were converted into 833,334 shares and a like number of warrants exercisable at $.30 per share over a term of five years.

November 2014 Convertible Debenture

On November 25, 2014, the Company entered into a Convertible Debenture Agreement which would allow us to borrow as needed up to a total of $500,000 in gross proceeds from a non-affiliate party. The Debenture has a term of five years maturing on November 25, 2019. The Debenture bears interest at the rate of 6% per annum and is pre-payable by the Company at any time without penalty. The Debenture holders’ have the right of conversion at a conversion price of $.15 per share at any date, and will receive an equal number of warrants having a strike price of $.30 per share.  As of December 31, 2014 no monies were borrowed under this arrangement.

 Note 4. Related party transactions

The Company expensed management fees to the CEO / major shareholder as well as other related party executives of $415,300 and $1,010,737 in the six months ended December 31, 2014 and the year ended June 30, 2014, respectively.  The Company makes payments or issues shares in exchange for these accrued compensation. Accrued liabilities to related party was $456,306 and $784,164 as of December 31, 2014 and June 30, 2014, respectively.

During the six months ended December 31, 2014 the Company recorded $11,520 of rent expense for the use of executive office space in the home of the CEO / major shareholder, $nil was paid and $11,520 was accrued.

Note 5.  Common stock

During the six months ending December 31, 2014, the Company issued 4,615,779 shares of common stock for proceeds of $567,470. Additionally, investors exercised options and warrants to purchase 1,725,000 shares of common stock for cash of $101,000.

During the six months ending December 31, 2014, the Company granted 4,810,643 common shares to consultants, at the fair market value of $887,283, recognized in the period as operating expense.

The Company issued 92,637 shares of common stock to a lender, in exchange for interest due, in the amount of $21,806.

In the period from October 2014 through December 2014, holders of convertible notes elected to converted debt of 1,025,520 into 11,500,000 shares of common stock. The conversions were accounted for at the fair value of the exchanged shares, net against any deferred financing costs from their agreements and recognized derivative liability associated with their carrying valuation.

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

Agreement with Arizona State University

Solterra had an agreement with Arizona State University (“ASU”) pursuant to which ASU at a cost of $835,000 was to provide assistance to Solterra under the direction of Dr. Ghassan Jabbour in scaling up or optimizing the solar cells so that they can be printed. During February 2010, Dr. Jabbour accepted a Directorship at the King Abdullah University of Science and Technology (KAUST), in Saudi Arabia, as a result of Dr. Jabbour now being located in Saudi Arabia it is no longer logistically feasible for him to conduct the development work at ASU. We have paid ASU $175,000 under our contract with ASU.  Dr. Jabbour is continuing his development work at the KAUST facilities and we have attempted to negotiate a substantially reduced fee payable to ASU.  Dr. Jabbour is also our Chief Science Officer and is an employee of QMC/Solterra.

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

Note 7.  Warrants

No warrants were issued in the six month period ending December 31, 2014, except as disclosed in convertible notes, issued and dated September 18, 2014.

Note 8.  Litigation

In Q4 of fiscal year 2014, the Company commenced an action against Robert Allan Glass in Federal Court in Austin, Texas regarding the termination of his employment agreement. The Company was seeking to recover all common stock and cancel all options issued to Mr. Glass as part of his employment agreement. Mr. Glass has filed a counterclaim against the Company alleging breach of contract of the employment agreement seeking allegedly unpaid compensation.

On December 22, 2014 the parties came to a non-appealable judgment agreement. Pursuant to this agreement, Robert Allan Glass and the Company agreed that he may retain 2.4 million shares that were issued to him as part of his prior employment agreement. As part of the agreement, Mr. Glass agreed to forego all accrued and unpaid wages and to terminate all outstanding options or warrants held in his name and to return 2.6 million shares of Common Stock to the Company for cancellation, which shares were part of his signing bonus, $364,129 for accrued and unpaid wages which were previous expensed were reversed and offset against salaries in December 2014.

Note 9.  Subsequent events

In January 2015, the holders of the $400,000 convertible debenture elected to convert the entire amount into 10,067,946 shares. The conversion price was $0.04, with the shares being issued for the value of the debenture in addition to accrued interest owed through the conversion date of $2,718.

In January 2015, $100,000 of the November 19, 2014 debenture described in Note 3 were borrowed by the company.

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

The Company has established its first continuous manufacturing process at the Wet Lab and can now produce kilogram volumes of Nanomaterials for supply to customers on a commercial scale. This first unit is being used to validate synthesis protocols for customized materials development to meet customer specification and is also being used to produce samples and is capable of fulfilling small to medium-size orders. The Company has also negotiated an agreement with the equipment provider for the delivery of a production scale equipment unit capable of producing up to 4000 kilograms per year. This unit is intended to be used to fulfill large commercial orders. Subject to the Company obtaining financing for this larger equipment acquisitions, the sample size and production size equipment units are expected to be delivered to the Wet Lab during the first calendar quarter of 2015. The second unit will be commissioned and tested upon delivery, with a view towards commencing initial production runs of materials within 30-60 days after installation. While the Company plans to work extensively with this provider of equipment units , the Company owns all rights to the designs and intellectual property resulting from the development project, and could contract with one or more other competent suppliers of equipment if that became necessary.

The Company is preparing to enter the next phase of its development – production and supply of commercial scale volumes of materials to potential customers and joint ventures in order to develop a platform of initial customers in various industries. In order to finance the development of its business, including the establishment of its continuous process manufacturing facility, purchase of the second equipment unit and the expansion of its marketing and sales capabilities. The Company expects to commence generating limited revenues from the production of materials at the Wet Lab before the end of fiscal year 2015. Such revenues are expected to be modest at first and will be dependent upon the Company generating purchase orders from potential customers currently under NDAs and evaluating the Company’s technology. As part of this strategy, the Company has engaged in discussions with numerous target customers and has signed a number of NDAs and Sample Agreements to increase the probability of receiving firm orders from one or more of these entities.

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

As of December 31, 2014, the Company has not entered into any formal commercial joint ventures or licensing agreements, but has executed the following array of agreements and taken the following steps toward commercialization of its Nanomaterials in various market sectors:

		Universities,
	Product	Researchers,
	Manufacturers	Other
NDAs	31	13
Sample Agreements	12	3
Initial Samples Delivered	8	2
Commercial Discussions Underway	23	5

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

Liquidity and Capital Resources

At December 31, 2014 the Company had a working capital deficit of approximately $493,500 with total current liabilities of approximately $592,000. Approximately $456,300 of these liabilities is owed to our officers, directors and employees for services rendered and accrued through December 31, 2014.   As a result, the Company has relied on financing through the issuance of common stock and a convertible debenture as well as advances from a director, shareholder and employees’ wages being partially or fully accrued but not paid.

As of December 31, 2014, the Company lacks cash or cash equivalent assets and continues to incur losses in its operations.  Over the past five years, the Company relied on sales of its Common Stock to support its operations and on various universities performing work and providing U.S. licensing rights under business agreements in which the Company has at times been in arrears in payments as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into the securities of the Company.   Currently, the Company is seeking additional financing in excess of $3,000,000; however, no definitive agreements for additional financing have been received and the Company cannot provide any assurance that additional funding will be available to finance our operations on terms acceptable to us, if at all, in order to support our plan of operations.  If we are unable to achieve the financing necessary to continue our plan of operations, then our stockholders may lose their entire investment in the Company.  See "Notes to Financial Statements."

Cash was used in operating activities of $1,091,059 for the six months ending December 31, 2014. This is a result of a net loss of $1,275,278, off-set by non-cash items: stock issued for services ($887,283); debenture interest paid with stock ($21,806); beneficial conversion charge related to convertible notes ($171,976); depreciation and amortization ($30,377) and recognized benefit from reduction in derivative liability ($579,670), further off-set by changes in working capital components, as in accounts payable of $46,978 and changes in accrued liabilities for related parties of $36,271. Cash flows used in investing activities in the six months ended December 31, 2014 were $190,285 which consisted of purchase of licenses of $137,743 and purchases of equipment of $52,542. Cash received from financing activities during the six months ended December 31, 2014 were $1,193,990 which consisted of proceeds of the sale of common stock of $567,470, cash received from the exercise of options and warrants of $101,000 and proceeds from convertible loans of $525,520.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2014, the Company had not yet achieved profitable operations, has a working capital deficit of $493,548 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company requires immediate and substantial additional financing (estimated at $3,000,000) during fiscal 2015 to maintain and expand its operations. The Company is exploring all reasonable available financing at this time, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that such financing will be obtained on terms satisfactory to the Company, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all. In this respect, see “Note 2” in our notes to the consolidated financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

On November 4, 2014, our holders of $500,000 in principal of secured debt, converted the principal of their debt into 8,333,333 shares of the Company’s Common Stock at the conversion price of $.06 per share.

Results of operations – Three Months Ended December 31, 2014 and 2013

General and administrative expenses

During the three months ended December 31, 2014 the Company incurred $1,515,185 of general and administrative expenses an increase of $850,191 from the $664,994 recorded for the three months ended December 31, 2013.  The increase in general and administrative expenses was primarily due to a decrease in remuneration of staff of $236,131 offset by an increase in professional fees of $620,229, an increase in travel expense of $39,121 and an increase in corporate expenses of $13,276.

Included in the expenses for the current three months ended December 31, 2014 were remuneration of staff $200,100, legal and audit of $373,648, travel expense of $47,506, corporate expense of $28,596, and other professional fees of $612,289. This compares to the three months ended December 31, 2014 were remuneration of staff $249,003, legal and audit of $19,060, travel expense of $8,385, corporate expense of $15,320, and other professional fees of $346,648.

Research and development expenses.

Research and development expenses of $16,271 were incurred in the three months ended December 31, 2014, compared to $934 in the three months ended December 31, 2013.  The increase is the result of an increase in licensing expense of $4,355, an increase in office equipment and supplies of $11,917, offset by a decrease in raw materials of $934.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the remaining $500,000 convertible debenture issued in November 2008 which was converted to shares on November 4, 2014 and convertible notes issued February and September 2014.

In November 2014 the Company issued 40,483 shares of common stock to pay accrued interest of $7,222 for the period of September 1, 2014 to November 4, 2014, at which time the convertible notes were converted to common shares.

Interest expense recorded for the three months ended December 31, 2014 was $13,101 compared to $37,877 in the three month period ended December 31, 2013.

According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.  In the three months ended December 31, 2014 the Company issued 40,483 shares of the Company’s restricted Common Stock to pay $7,222 of accrued interest payable.  As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  However the timing of the shares being issued resulted in the share value being less than the interest paid therefore an increase in interest expense was recorded of $1,806 for the period.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the three months ended December 31, 2014 and 2013 was a decrease of $0 and a decrease of $134,603, respectively, decreasing the fair value of embedded conversion feature liability from $1,871,337 as of June 30, 2014 to $1,307,790 as of December 31, 2014.

Results of operations – Six Months Ended December 31, 2014 and 2013

General and administrative expenses

During the six months ended December, 2014 the Company incurred $1,946,317 of general and administrative expenses an increase of $357,871 from the $1,224,317 recorded for the six months ended December 31, 2013.  The increase in general and administrative expenses was primarily due to an increase in remuneration of staff of $12,946, an increase in legal and audit expenses of $356,019, an increase of other professional fees of $101,612 and an increase in travel expenses of $69,283.

Included in the expenses for the current six months ended December 31, 2014 were remuneration of staff $604,365, legal and audit of $399,686, travel expense of $90,248, corporate expense of $65,775, and other professional fees of $645,639. This compares to the six months ended December 31, 2014 were remuneration of staff $520,700, legal and audit of $43,667, travel expense of $20,964, corporate expense of $38,893, and other professional fees of $544,028.

Research and development expenses.

Research and development expenses of $47,662 were incurred in the six months ended December 31, 2014, compared to $4,826 in the six months ended December 31, 2013.  The increase is the result of an increase in licensing expense of $29,860, an increase in office equipment and supplies of $17,691, offset by a decrease in royalty expense of $3,892.

Interest expense on the convertible debenture

This amount relates to the 8% interest associated with the remaining $500,000 convertible debenture issued in November 2008 which was converted to shares on November 4, 2014 and convertible notes issued February and September 2014.

In November 2014 the Company issued 40,483 shares of common stock to pay accrued interest of $9,028 for the period ending November 4, 2014 on which the debenture holders converted to common shares.

Interest expense recorded for the six months ended December 31, 2014 was $225,098 compared to $76,211 in the six month period ended December 31, 2013. Included in the current years interest expense is a beneficial conversion amount of $171,976, recognized for the September 2014 convertible notes. Accretion of interest related to the convertible note issuances was $11,948.

According to the provisions of the Convertible Debenture agreement the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.  In the six months ended December 31, 2014 the Company issued 92,637 shares of the Company’s restricted Common Stock to pay $17,444 of accrued interest payable.  As the provision to pay stock for interest discounts the market price of the stock the Company has attributed this discount to interest expense and additional paid in capital.  However the timing of the shares being issued resulted in the share value being less than the interest paid therefore an increase in interest expense was recorded of $4,362 for the period.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the six months ended December 31, 2014 and 2013 was a decrease of $563,547 and a decrease of $229,173, respectively, decreasing the fair value of embedded conversion feature liability from $1,871,337 as of June 30, 2014 to $1,307,790 as of December 31, 2014.

Cash Flow

During the six months ended December 31, 2014, cash was used in operations of $1,091,059.  During this period the Company received proceeds from financing activities of $1,193,990, and used $190,285 for investing activities.  These changes resulted in a decrease of $87,354 in the cash position for six months ended December 31, 2013.  The opening cash at June 30, 2014 was $185,811 and the closing balance at December 31, 2014 was $98,457.

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective at December 31, 2014.

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

On December 22, 2014, the parties came to a non-appealable judgment agreement. Pursuant to this agreement, Robert Allan Glass and the Company agreed that he may retain 2.4 million shares that were issued to him as part of his prior employment agreement. As part of the agreement, Mr. Glass agreed to forego all accrued and unpaid wages and to terminate all outstanding options or warrants held in his name and to return 2.6 million shares of Common Stock to the Company for cancellation, which shares were part of his signing bonus.

Item 1A. Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	From July 1, 2014 to December 31, 2014, we had the following sales of unregistered Common Stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
July 2014	Common Stock	766,667	$46,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

August 2014	Common Stock	240,000	$14,400 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

August 2014	Common Stock	262,034	$60,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

August 2014	Common Stock	320,000	$57,600 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

August 2014	Common Stock	250,000	$25,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2014	Common Stock	300,000	$20,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2014	Common Stock	138,899	Shares issued for services valued at $25,000; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2014	Common Stock	400,000	$20,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2014	Common Stock	538,462	$35,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2014	Common Stock	1,617,362	$210,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2014	Common Stock	787,922	$128,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2014	Common Stock	52,154	Debenture interest paid with stock, valued at $12,778	Section 4(2); and/or Rule 506	Not applicable.

October 2014	Common Stock	1,580,077	Shares issued for services valued at $347,617; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

October 2014	Common Stock	250,000	Shares issued for services valued at $60,000; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

October 2014	Common Stock	2,000,000	Shares issued for services valued at $300,000; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

October 2014	Common Stock	250,000	Shares issued for services valued at $60,000; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

October 2014	Common Stock	83,333	$5,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

October 2014	Common Stock	125,000	$5,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

October 2014	Common Stock	1,999,333	Conversion of debenture valued at $299,900	Section 4(2); and/or Rule 506	Not applicable.

November 2014	Common Stock	40,483	Debenture interest paid with stock, valued at $9,028	Section 4(2); and/or Rule 506	Not applicable.

November 2014	Common Stock	334,000	Conversion of debenture valued at $16,700	Section 4(2); and/or Rule 506	Not applicable.

November 2014	Common Stock	8,333,333	Conversion of debenture valued at $500,000	Section 4(2); and/or Rule 506	Not applicable.

November 2014	Common Stock	366,667	$20,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

December 2014	Common Stock	591,667	Shares issued for services valued at $94,667; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

December 2014	Common Stock	833,334	Conversion of debenture valued at $55,000	Section 4(2); and/or Rule 506	Not applicable.

December 2014	Common Stock	283,333	$21,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the six months ended December 31, 2014, there were no repurchases by the Company of its Common Stock. However, See “Item 1” regarding our settlement agreement with Mr. Glass which resulted in the cancellation of 2.6 million shares of common stock plus all options/warrants that were owned by Mr. Glass.

Item 3. Defaults Upon Senior Securities.

None

Item 4.  Mining Safety Disclosures

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

QUANTUM MATERIALS CORP.

February 13, 2015	By:	/s/ Stephen Squires
Stephen Squires,
Principal Executive Officer

February 13, 2015	By:	/s/ Chris Benjamin
Chris Benjamin,
Principal Financial Officer

