Form 10-Q
period 2015-03-31
QUANTUM MATERIALS CORP.
filed 2015-05-20
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission File Number: 000-52956

QUANTUM MATERIALS CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	20-8195578
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3055 Hunter Road

San Marcos, TX 78666

 (Address of principal executive offices)

214-701-8779

 (Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [ x ]

As of May 20, 2015, the issuer had 297,724,783 shares of common stock, $0.001 par value per share, outstanding.

QUANTUM MATERIALS CORP.

Item 1.  Financial Statements

 QUANTUM MATERIALS CORP.

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2015	2014
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$19,439	$185,811
TOTAL CURRENT ASSETS	19,439	185,811

PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $44,708 and $20,660	324,419	295,926

LICENSES, net of accumulated amortization of
$27,070 and $2,750	165,673	52,250

TOTAL ASSETS	$509,531	$533,987

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,300	$59,278
Accrued liabilities - related party	506,563	784,164
Accrued expenses	122,500	122,500
Fair value of derivative liabilities	-	1,871,337
Current portion of convertible debenture	125,050	500,000
Deferred revenue	899	899
TOTAL CURRENT LIABILITIES	764,312	3,338,178

DEFERRED INCOME TAXES	-	-

CONVERTIBLE DEBENTURE, net of current portion and
unamortized discount	-	324,317

TOTAL LIABILITIES	764,312	3,662,495

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, authorized 400,000,000
shares, 292,083,555 and 256,582,767 issued and
outstanding at March 31, 2015 and
June 30, 2014, respectively	292,084	256,583
Additional paid-in capital	23,173,966	18,290,201
Accumulated deficit	(23,720,831)	(21,675,292)
TOTAL STOCKHOLDERS’ DEFICIT	(254,781)	(3,128,508)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$509,531	$533,987

See accompanying notes to consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

OPERATING EXPENSES
General and administrative	$738,928	$391,554	$2,684,458	$1,615,872
Research and development	12,571	13,038	60,233	17,864
TOTAL OPERATING EXPENSES	751,499	404,592	2,744,691	1,633,736

LOSS FROM OPERATIONS	(751,499)	(404,592)	(2,744,691)	(1,633,736)

OTHER EXPENSE (INCOME)
Change in fair value of derivative liabilities	-	169,709	(563,547)	(164,665)
(Gain) Loss on settlement of debt	-	136,569	(364,129)	136,569
Beneficial conversion feature on convertible debenture	-	115,603	171,976	115,603
Interest expense, net	18,762	37,444	56,548	113,655
Warrant expense	-	115,503	-	115,503
TOTAL OTHER EXPENSE (INCOME)	18,762	574,828	(699,152)	316,665

NET LOSS	$(770,261)	$(979,420)	$(2,045,539)	$(1,950,401)

LOSS PER COMMON SHARE
Basic	$(.00)	$(.01)	$(.01)	$(.01)
Diluted	$(.00)	$(.01)	$(.01)	$(.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	284,126,245	195,356,712	270,852,218	197,738,959

Diluted	284,126,245	195,356,712	270,852,218	197,738,959

See accompanying notes to consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

				'

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Equity

Balances at June 30, 2013	182,988,347	$182,988	$12,255,288	$(16,372,805)	$(3,934,529)

Common stock issued for cash	21,645,055	21,645	808,688	-	830,333

Common stock issued for warrants exercised	880,000	880	42,320	-	43,200

Common stock issued for debenture interest payable	3,297,377	3,297	160,233	-	163,530

Common stock issued in exchange for accrued salaries	13,241,667	13,242	753,843	-	767,085

Common stock issued for services	16,500,000	16,500	885,800	-	902,300

Common stock issued for note payable conversion	3,363,654	3,364	198,456	-	201,820

Common stock issued for debenture conversion	16,666,667	16,667	983,333	-	1,000,000

Cancellation of Shares	(2,000,000)	(2,000)	2,000	-	-

Beneficial conversion feature of debenture	-	-	115,603	-	115,603

Allocated value of warrants related to debenture	-	-	95,603	-	95,603

Stock options issued with note payable	-	-	64,929	-	64,929

Stock options issued for services	-	-	9,204	-	9,204

Stock options issued in exchange for accrued salaries	-	-	747,843	-	747,843

Employee stock options issued as compensation	-	-	1,116,260	-	1,116,260

Stock options issued for extension of debenture terms	-	-	19,900	-	19,900

Forgiveness of debt by related party	-	-	30,898	-	30,898

Net loss	-	-	-	(5,302,487)	(5,302,487)

Balances at June 30, 2014	256,582,767	256,583	18,290,201	(21,675,292)	(3,128,508)

Common stock issued for cash	7,544,134	7,544	720,289	-	727,833

Common stock issued for warrant exercises	2,975,001	2,975	169,025	-	172,000

Common stock issued for services	5,977,311	5,977	1,093,806	-	1,099,783

Common stock issued for debenture interest payable	561,679	562	40,006	-	40,568

Common stock issued for debenture conversions	22,166,667	22,167	2,688,663	-	2,710,830

Common stock cancelled	(3,724,004)	(3,724)	-	-	(3,724)

Beneficial conversion feature of debenture	-	-	171,976	-	171,976

Net loss	-	-	-	(2,045,539)	(2,045,539)

Balances at March 31, 2015	292,083,555	$292,084	$23,173,966	$(23,720,831)	$(254,781)

See accompanying notes to consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	March 31,
	2015	2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,045,539)	$(1,950,401)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	48,368	-
Stock issued for services	1,099,783	708,000
Stock options issued for services	-	682,843
Allocated value of warrants related to debenture	-	95,603
Stock issued for debenture interest	40,568	113,711
Options issued for debenture extension	-	19,900
Beneficial conversion feature	171,976	115,603
Change in fair value of warrants and embedded
conversion feature	(563,547)	(164,665)

Effects of changes in operating assets and liabilities:
Accounts payable	(49,978)	(40,001)
Accrued liabilities - related party	(277,601)	24,491
NET CASH USED IN OPERATING ACTIVITIES	(1,575,970)	(394,916)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(52,542)	(185,511)
Purchase of license	(137,743)	-
NET CASH USED IN INVESTING ACTIVITIES	(190,285)	(185,511)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	899,833	209,500
Proceeds from convertible debenture	700,050	400,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,599,883	609,500

NET (DECREASE) INCREASE IN CASH	(166,372)	29,073

CASH, beginning of period	185,811	172,431

CASH, end of period	$19,439	$201,504

See accompanying notes to consolidated financial statements.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

General

The accompanying Consolidated Financial Statements include the accounts of Quantum Materials Corp. (the “Company”).

The Consolidated Financial Statements of the Company as of and for the three and nine months ended March 31, 2015 are unaudited and have been prepared on the same basis as the audited Consolidated Financial Statements as of and for the year ended June 30, 2014. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. In the opinion of management, the accompanying unaudited financial information includes all adjustments necessary for a fair presentation of the interim financial information. Operating results for the interim periods are not necessarily indicative of the results of any subsequent periods. Certain information in the footnote disclosures normally included in annual Consolidated Financial Statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted for the interim periods presented under the United States Securities and Exchange Commission (“SEC”) rules and regulations. As such, these interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. Certain amounts in the current year Consolidated Financial Statements have been reclassified to conform to the classifications in the prior year Consolidated Financial Statements.

Going Concern

The Company recorded losses from continuing operations in the current period presented and has a history of losses, resulting in an accumulated deficit and negative net worth. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, obtain revenues from operations, raise additional capital, and/or obtain debt financing.

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

NOTE 2 – DERIVATIVES AND FAIR VALUE

The Company has evaluated the application of ASC 815 to the Convertible Debenture issued November 4, 2008.  Based on the guidance in ASC 815, the Company concluded these instruments were required to be accounted for as derivatives as of July 1, 2009 due to the down round protection feature on the conversion price and the exercise price.  The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statements of operations as “Change in fair value of derivative liabilities.”  These derivative instruments are not designated as hedging instruments under ASC 815 and are disclosed on the balance sheet under Derivative Liabilities.

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

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  At the date of the original transaction, the Company valued the convertible debenture that contains down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of July 1, 2009.  Using assumptions, consistent with the original valuation, the Company has subsequently used the Black-Scholes model for calculating the fair value, as of June 30, 2014 and 2013.   The fair value of the derivatives as of July 1, 2009 upon implementation of ASC 815-40-15 was estimated by management to be $495,912.  As part of implementing ASC 815-40-14 the Company decreased the accumulated deficit by $162,643 and decreased additional paid in capital by $212,184 and increased the discount on the convertible debenture by $446,371.  The adjustment to the accumulated deficit was a result of the interest expense recorded in connection with the original derivative liability and the reversal of prior amortization expense, and the change in fair value of the derivative liability as of July 1, 2009.

As of March 31, 2015
Fair Value Measuring Using

	Carrying Value	Level 1	Level 2	Level 3	Total
Derivatives Liability	$-	-	-	-	$-
Total Derivatives Liability	$-	-	-	-	$-

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first nine months of fiscal year 2015:

	Fair Value
	Measurements
	Using Level 3
	Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of June 30, 2014	$1,871,337	$1,871,337
Total Gains or Losses (realized/unrealized) Included in Net Loss	(1,871,337)	(1,871,337)
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-

Ending Balance at March 31, 2015	$-	$-

NOTE 3 – CONVERTIBLE DEBENTURES

The following table sets forth activity associated with the convertible debentures:

	March 31,	June 30,
	2015	2014
	(unaudited)

Convertible debenture issued November 4, 2008	$500,000	$1,500,000
Convertible debenture issued February 6, 2014	400,000	400,000
Convertible debenture issued September 18, 2014	500,050	-
Convertible debenture issued November 25, 2014	200,000	-
	1,600,050	1,900,000
Less: unamortized discount	-	75,683
Less: amount converted to shares	1,475,000	1,000,000
	125,050	824,317
Less: current portion	125,050	500,000

Total convertible debentures, net of current portion	$-	$324,317

November 2008 Convertible Debenture

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Lenders”) in exchange for 3,525,000 restricted shares of Common Stock of the Company (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture originally had a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is pre-payable by the Company at any time without penalty, subject to the Debenture holders’ conversion rights.  In 2011, the Company obtained annual one year extensions of the maturity date of the Debentures through November 4, 2014. In partial consideration of such a loan extension, the Company agreed to issue to the Debenture holders warrants to purchase an aggregate of 2,000,000 shares of Common Stock exercisable at $.10 per share. These Warrants contain cashless exercise provisions in the event that there is no current registration statement filed. The maturity date was extended to November 4, 2014 in June 2013 and the conversion price per share was lowered as described below.

In recognition of the 3,525,000 shares issued at origination, the Company recorded a discount of $1,155,826.  The discount is made up of two components: $577,913 related to the discount for the relative fair value of the shares issued; and $577,913 related to a beneficial conversion feature. The discount was amortized over the 3 year life of the debenture, using the interest rate method and recorded as interest expense. Each Debenture is convertible at the option of each Lender into the Company Common Stock (the “Debenture Shares”, which together with the Restricted Shares shall collectively be referred to as the “Securities”) at a conversion price of $.2667 per share (the “Conversion Price”).   In October 2010, the conversion price was decreased to $0.12 per share and in June 2013, the conversion price was lowered to $.06 per share.

On June 30, 2014, $1 million of the Debentures were converted into 16,666,667 common shares. The remaining $500,000 of Debentures were converted into 8,333,333 of common shares at the due date November 4, 2014, converted at $.06 per share.  The Company recorded the conversion at the fair market value of the shares at the date of conversion, off-set by the reduction of the derivative liability.

The Transaction Documents include a Stock Pledge Agreement pursuant to which Stephen Squires, the Company's Chief Executive Officer, had pledged 20,000,000 shares of our Common Stock to the Debenture holders (the “Holders”). The 20,000,000 shares which were the subject of a Pledge Agreement were released to Mr. Squires following the debt conversion described above.

The Company had also issued shares, on a quarterly basis, for interest that has accrued on the outstanding debt.

In accounting for the above convertible debentures, the Company has recognized a derivative liability associated with the conversion feature, in the amount of $0 and $1,871,337, as of March 31, 2015 and June 30, 2014, respectively.

February 2014 Convertible Debenture

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

In accounting for the above convertible debentures, the Company allocated the fair value of the warrants to the proceeds received and has recognized a beneficial conversion expense of $115,603, warrant expense of $95,603 recorded as debt financing costs, and interest expense of $21,805 and $0 and for the nine months ended March 31, 2015 and 2014, respectively. The debt discount and deferred financing costs are amortized using the effective interest rate method over the life of the loan terms, twenty-four months.

In January 2015, the holders of the $400,000 convertible debenture converted the debt into 10,000,000 common shares.

September 2014 Convertible Debenture

On September 18, 2014, the Company entered into a Convertible Debenture Agreement to obtain a total of $375,050 in gross proceeds from five non-affiliated parties (collectively hereinafter referred to as the “Lenders”).  An additional $125,000 was received in October through December 2014, for total loan proceeds of $500,050. The Debenture has a term of five years maturing on September 18, 2019. The Debenture bears interest at the rate of 6% per annum and is pre-payable by the Company at any time without penalty. The Debenture holders’ have the right of conversion at a conversion price of $.15 per share at any date, and will receive an equal number of warrants, 3,333,667, having a strike price of $.30 per share.

In accounting for the above convertible debentures, the Company allocated the fair value of the warrants to the proceeds received and has recognized a beneficial conversion expense of $171,976, warrant expense of $203,074 recorded as debt financing costs, and interest expense of $4,073 for the nine months ended March 31, 2014. The debt discount and deferred financing costs are amortized using the effective interest rate method over the life of the loan terms, sixty months. The remaining balance was written off due to the conversion.

In October 2014, $350,000 of the Debentures were converted into 2,333,333 shares of Common Stock and a like number of warrants exercisable at $.30 per share over a term of five years. In December 2014, an additional $125,000 of the Debentures were converted into 833,334 shares and a like number of warrants exercisable at $.30 per share over a term of five years.

November 2014 Convertible Debenture

On November 25, 2014, the Company entered into a Convertible Debenture Agreement which would allow the Company to borrow as needed up to a total of $500,000 in gross proceeds from a non-affiliate party. The Debenture has a term of five years maturing on November 25, 2019. The Debenture bears interest at the rate of 6% per annum and is pre-payable by the Company at any time without penalty. The Debenture holders have the right of conversion at a conversion price of $.15 per share at any date, and will receive an equal number of warrants having a strike price of $.30 per share. As of March 31, 2015 $200,000 has been borrowed under this agreement, of which $100,000 was converted in January 2015 into 666,667 of common stock.

 NOTE 4 – RELATED PARTY TRANSACTIONS

The Company expensed management fees to the CEO / major shareholder as well as other related party executives of $571,583 and $536,404 in the nine months ended March 31, 2015 and 2014, respectively.  The Company makes payments or issues shares in exchange for accrued compensation. Accrued liabilities to related party was $506,563 and $784,164 as of March 31, 2015 and June 30, 2014, respectively.

During the nine months ended March 31, 2014 the Company recorded $17,280 of rent expense for the use of executive office space in the home of the CEO / major shareholder, of which $0 was paid and $17,280 accrued.

NOTE 5 – COMMON STOCK

During the nine months ending March 31, 2015, the Company issued 7,544,134 shares of common stock for proceeds of $727,833. Additionally, investors exercised options and warrants to purchase 2,975,001 shares of common stock for cash of $172,000.

During the nine months ending March 31, 2015, the Company granted 5,977,311 common shares to consultants, at the fair market value of $1,099,783, recognized in the period as operating expense.

The Company issued 561,679 shares of common stock to a lender, in exchange for interest due, in the amount of $40,568.

In the period from October 2014 through March 2015, holders of convertible notes elected to convert debt of $1,475,000 into 22,166,667 shares of common stock. The conversions were accounted for at the fair value of the exchanged shares, net against any deferred financing costs from their agreements and recognized derivative liability associated with their carrying valuation.

NOTE 6 – LOSS PER SHARE

The Company follows ASC 260, “Earnings Per Share” for share-based payments that are considered to be participating securities within the definition provided by the standard. All share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”).

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net loss	$(770,261)	$(979,420)	$(2,045,539)	$(1,950,401)
Weighted average common shares outstanding:
Basic	284,126,245	195,356,712	270,852,218	197,738,959
Diluted	-	-	-	-
Total	284,126,245	195,356,712	270,852,218	197,738,959
Basic loss per share	$(.00)	$(.01)	$(.01)	$(.01)
Diluted loss per share	$(.00)	$(.01)	$(.01)	$(.01)

For the periods ended March 31, 2015 and 2014, 24,769,879 and 24,656,879 potential common shares related to outstanding warrants to purchase the Company’s common stock were excluded from diluted EPS as the Company had net losses for the periods.

For the periods ended March 31, 2015 and 2014, 51,437,749 and 44,521,081 potential common shares related to outstanding stock options were excluded from diluted EPS as the Company had net losses for the periods.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

License Agreements - Work-Study Arrangements

Agreement with Rice University

On August 20, 2008, Solterra Renewable Technologies, Inc. (“Solterra”), a wholly owned subsidiary of the Company, entered into a License Agreement with Rice University. In August 2013, Solterra entered into an amended License Agreement and Quantum Materials entered into a new License Agreement with Rice University (“Rice”). Rice is the owner of certain inventions and patent applications, know-how and rights pertaining to the synthesis of uniform nanoparticle shapes with high selectivity. With respect to this intellectual property, the Company has obtained the exclusive rights to license and sublicense (subject to Rice’s consent, which shall not be unreasonably withheld), develop, manufacture, market, and exploit Rice’s inventions, patent applications and any issued patents in the case of Solterra, for the manufacture and sale of photovoltaic cells and photovoltaic applications and in the case of Quantum Materials for the manufacture and sale of quantum dots for electronic and medical applications (excluding photovoltaic applications). In November 2012, Rice was granted US Patent 8,313,714 titled “synthesis of uniform nanoparticle shapes with high selectivity” by the United States Patent and Trademark Office. One of the inventors, Dr. Michael Wong is a member of our Scientific Advisory Board.

The Company’s initial agreement with Rice requires the payment of certain patent fees to Rice and for the Company to acquire additional funding and to meet certain milestones by specific dates. Rice and the Company recently established new milestones for the Company to achieve in the months and years ahead, the failure of which could lead to the termination of the license agreement.

Rice is entitled to receive, during the term of each License Agreement, certain royalties under the License Agreement of adjusted gross sales (as defined) ranging from 2% to 4% for photovoltaic cells and 7.5% of adjusted gross sales for quantum dots sold in electronic and medical applications. Minimum royalties payable under the License Agreement include $29,450 due January 1, 2015, $217,000 due January 1, 2016, $648,750 due January 1, 2017, $2,038,500 due January 1, 2018 and $3,738,600 due January 1, 2019 and each January 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. The term of the License Agreement is to expire on the expiration date of Rice’s rights in its intellectual property and the Licensee’s rights are worldwide. The Company’s agreement, as amended, with Rice provides for termination of each agreement in the event that the Company is determined to be insolvent as defined in the agreements. The January 1, 2015 minimum royalty was paid to Rice in the current quarter. The Company can provide no assurances that the Company will be able to meet the obligations under the agreement with Rice. Termination of the agreement with Rice could materially adversely affect operations.

Agreement with Arizona State University

Solterra previously had an agreement with Arizona State University (“ASU”) pursuant to which ASU was to provide assistance to Solterra under the direction of Dr. Ghassan Jabbour in scaling up or optimizing the solar cells so that they can be printed. Currently, there is no agreement in place with ASU however Dr. Jabbour remains as our Chief Science Officer and is an employee of the Company.

Agreement with University of Arizona

Solterra has entered into an exclusive Patent License Agreement with the University of Arizona ("UA") to license US Patent # 7,015,052, which was issued on March 21, 2006, entitled “Screen Printing Techniques for the Fabrication of Organic Light - Emitting Diodes”. Pursuant to the agreement, Solterra has an exclusive license to market, sell and distribute licensed products within its field of use which is defined as organic light emitting diodes in printed electronic displays and all other printed electronic components. Solterra has the right to grant sublicenses with respect to the licensed product and the license method (as defined in the agreement). Pursuant to said agreement, as amended, the Company is obligated to pay minimum annual royalties of $5,000 by June 30, 2012, $25,000 by December 31, 2013, $50,000 by December 31, 2014, $125,000 by June 30, 2015 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the Consumer Price Index. Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. The agreement with UA may be terminated by UA in the event that the Company is in breach of any provision of this Agreement and said breach continues for 60 days after receiving written notice. The agreement with UA will also automatically terminate if Solterra becomes insolvent or unable to pay its debts as they become due. The Company can provide no assurances that the Company will be able to meet the obligations under the agreement with UA. Termination of the agreement with UA could materially adversely affect operations.

Agreement with Virginia Tech Intellectual Properties

Quantum Materials has entered into an exclusive Option Agreement with Virginia Tech Intellectual Properties (“VA Tech”) to evaluate US Patent #61/906,927, entitled “Fabrication of Physically Unclonable Functions via Additive Manufacturing”. Pursuant to the Option Agreement, Quantum has a 12 month period to evaluate the usefulness of the above mentioned patent and to provide VA Tech with its desire to obtain the patent, along with the Company’s plan for developing such patent into products or processes for public use. Quantum paid $10,000 in Q4 of FY 2014 for the 12 month option. Quantum Materials has expressed desire to move forward with the license and such negotiations are currently in process.

Agreement with Texas State University

Quantum Materials has entered into a Memorandum of Understanding (MOU) with Texas State University (“TSU”) for the purpose of formalizing a collaboration in which TSU will support the Company’s efforts to commercialize Quantum Dot materials. Both parties agree to cooperate in a mutually beneficial arrangement, in which TSU will provide access to facilities, faculty and students in several departments, with the Company providing internship opportunities and business growth opportunities in the San Marcos, Texas area. The MOU expires on December 31, 2016, and either party can terminate the MOU with 30 days written notice.

Employment agreements

The Company has two employment agreements in effect.  The CEO and Vice President of Research and Development each has a five year agreement which started in January 2013.

NOTE 8 - LITIGATION

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

On December 22, 2014 the parties came to a non-appealable judgment agreement. Pursuant to this agreement, Robert Allan Glass and the Company agreed that he may retain 2.4 million shares that were issued to him as part of his prior employment agreement. As part of the agreement, Mr. Glass agreed to forego all accrued and unpaid wages and to terminate all outstanding options or warrants held in his name and to return 2.6 million shares of Common Stock to the Company for cancellation, which shares were part of his signing bonus, $364,129 for accrued and unpaid wages which were previously expensed were reversed and offset against salaries in December 2014.

NOTE 9 - SUBSEQUENT EVENTS

Between April and May 20, 2015, 10,050,000 shares of common stock were issued related to a private placement offering at a price of $0.10 per share for proceeds of $1,005,000. The offering closed on April 30, 2015.

In May 2015, proceeds of $150,000 were received by the company under the November 2014 convertible debenture agreement.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read in conjunction with the Company's risk factors, financial statements and notes thereto included elsewhere in this Form 10-Q and our Form 10-K filed September 29, 2014 for the fiscal year ended June 30, 2014. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company's actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2014 have been included.

Business Overview

Quantum Materials Corp. (“Quantum”) is a nanotechnology company specializing in the design, development, production and supply of quantum dots including tetrapod quantum dots, a high performance variant of quantum dots, and highly uniform nanoparticles, using its patented automated continuous flow production process. Quantum dots and nanoparticles are expected to be increasingly utilized in a range of applications in the life sciences, television and display, solid state lighting, solar energy, battery, security ink, and sensor sectors of the market. QMC owns 100% of Solterra Renewable Technologies, Inc. (“Solterra”), an operating subsidiary that is focused on the thin film photovoltaic (solar cell) market.

Quantum dots are tiny nanoparticles of a semiconductor material which emit light, or fluoresce, when excited with energy. The color of light (wavelength) emitted varies depending on the size of the quantum dot so products can be tuned for specific applications. Their unique properties as highly efficient, next generation semiconductors have led to the use of quantum dots in a range of electronic and other applications, including those in the biomedical, display, and solid state lighting industries. Quantum dots also have applications in solar cells, where their characteristics enable conversion of light energy into electricity with the potential for significantly higher efficiencies and lower costs than existing technologies, thereby creating the opportunity for a step change in the solar energy industry through the use of quantum dots in printed photovoltaic cells.

The Company has the exclusive license to a patented chemical process that permits it to produce high performance, heavy metal-free QDs and TQDs using a lower cost and environmentally friendly solvent for greater manufacturing flexibility. The Company has also developed a proprietary method that it believes will allow it to mass produce large quantities of QDs and TQDs in a continuous flow process at lower costs than other competing processes. This technology is protected by patents the Company acquired from Bayer AG. It also has the exclusive license to a patented screen printing technique for manufacture of quantum dot enhanced electronic displays and other electronic components. Management believes that these proprietary technologies position the Company to become a leader in the overall quantum dot industry and a preferred supplier of quantum dots and other nanoparticles to an expanding range of applications.

Plan of Operation

The Company has recently entered the commercialization stage of its business with the launch of the Wet Lab in July, 2013. The Wet Lab is located in San Marcos, Texas, approximately 30 miles south of Austin, Texas. This facility is part of the Star Park Technology Center, an extension of Texas State University. This arrangement provides the Company with the opportunity to expand its operations within this 30 acre technology park. The Company has a year to year lease agreement and the option to add additional lab and office space on an as-needed basis. This location provides the Company with convenient access to an experienced faculty and specialized laboratory facilities that can support joint research and development efforts with Texas State University, and is in proximity to a number of leading companies in the life sciences, lighting, solar and electronics markets.

The Wet Lab will be the center of operations of the Company. Currently, the Wet Lab produces sample quantities of Nanomaterials, via the patented continuous flow process, for supply to potential customers, research facilities, and potential development joint ventures. The facility is also used to fine tune the characteristics of the materials for optimized performance in customer-specific applications, and for continued R&D activities. As of the date of this report, the company is in the process of building out two new labs in the Star Park Technology Center facility. Build out and move in is expected to be completed by the end of May 2015.

The Company has established its first continuous manufacturing process at the Wet Lab and can produce kilogram volumes of Nanomaterials. In April 2015, the company took delivery of production scale equipment unit capable of producing up to 2,000 kilograms (two metric tons) of quantum dots per year. This unit is intended to be used to fulfill large commercial orders. The unit will be commissioned and tested over the next several months following the filing of this Form 10-Q. While the Company plans to work extensively with its provider of equipment units, the Company owns the rights to the designs and intellectual property resulting from the development project, and can contract with other suppliers if necessary.

The Company is preparing to enter the next phase of its development – production and supply of commercial scale volumes of materials to potential customers and joint ventures in various industries. The Company expects to commence generating limited revenues from the production of materials at the Wet Lab before the end of fiscal year 2015. Such revenues are expected to be modest at first and will be dependent upon the Company generating purchase orders from potential customers currently under NDAs and evaluating the Company’s technology.

The Company’s ongoing research and development functions are considered key to maintaining and enhancing its competitive position in the growing nanomaterials and quantum dot market. Nanomaterials and quantum dot technology continue to evolve, with new discoveries and refinements being made on an ongoing basis. The Company intends to be at the forefront of technological development, and will focus a significant part of its efforts on this, as it has done historically. Continuing R&D activities at the Wet Lab will be an important aspect of the Company’s strategy, as will the Company’s collaboration with Rice University, University of Arizona, University of Nevada-Reno, Texas State University and the numerous research centers and departments with which the Company has relationships.

Quantum also owns 100% of Solterra Renewable Technologies, Inc. (“Solterra”), an operating subsidiary that is focused on the thin film photovoltaic (solar cell) market. Solterra plans to utilize Quantum’s patented low-cost, high-volume quantum dot production combined with technology licensed from Rice University and the University of Arizona to commercialize quantum dot solar cells at a fraction of the cost of current silicon based solar cells.

The key assets of the Company are its patents, high volume process equipment, licenses and other intellectual property rights, its knowhow and the expertise, capabilities, and relationships brought to the Company by its management team. The Company will continue to develop its intellectual property portfolio and licensing rights. The Company is also working closely with numerous universities and public and private labs to develop and expand its intellectual property portfolio. As the business progresses, the Company expects to continually build out its portfolio of owned and licensed intellectual property, and take all appropriate steps to protect these rights.

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

Shipping Samples to Potential Clients

As a result of our automated production system, we have increased our rate of shipping samples to potential customers, and have delivered more than 40 shipments. To our knowledge these represents the first shipments of automated flow production, not manual “batch” production. We believe our volume production process assures our clients that we can deliver high volumes of quantum dots for industrial use and the ability to quickly expand capacity when needed. Industries or uses intended include televisions and displays, solid state lighting, biotech, anti-counterfeiting, batteries and capacitors, sensors, solar panels, paint and coatings, inks, hydrogen conversion, glass, and lasers.

For the most part, our shipments of samples are to client’s specifications. For others, these samples are shipments for evaluation for secondary purposes as we collaborate toward the development of their specific quantum dot enabled product. We have an attractive pipeline of potential clients and partners that continues to expand to provide the Company with opportunities for growth. These potential clients require a broad range of nanomaterials from relatively simple red emitting quantum dots to thick-shell quantum dots and cadmium free red and green quantum dots to other nanoparticles.

In advancing these development activities, the Company follows a disciplined process to protect its intellectual property and foster collaborative arrangements. First, NDAs are entered into, followed by sample agreements. The Company then formulates, manufactures, and supplies product samples to the counterparty’s specifications for evaluation and testing. If successful, this then leads to discussions on the form of a possible commercial relationship. Each step takes time, and the Company has increased its sample production capacity to satisfy the backlog of requests for its materials of different compositions. Sample production is currently accommodated through use of the automated production equipment at the Company’s Wet Lab.

In seeking to expand its customer base, the Company’s marketing strategy will be to engage in joint ventures or other strategic arrangements with manufacturers and others to jointly develop applications using its patented continuous production process and licensed screen printing technology to maximum effect. Such joint collaborations will involve the Company working closely with the industry counterpart to optimize the performance of the Company’s materials in each application or device and to use the results from product development and testing to further enhance product specifications to meet the requirements of the market.

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

As of March 31, 2015, the Company has not entered into any formal commercial supply agreements, joint ventures, or licensing agreements, but has executed the following array of agreements and taken the following steps toward commercialization of its Nanomaterials in various market sectors:

		Universities,
	Product	Researchers,
	Manufacturers	Other
NDAs	40	12
Sample Agreements	11	3
Initial Samples Delivered	14	3
Total Samples Delivered	40	3
Commercial Discussions Underway	29	5

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

Results of operations – Three Months Ended March 31, 2015 and 2014

General and administrative expenses

During the three months ended March 31, 2015 the Company incurred $738,928 of general and administrative expenses, an increase of $347,374 from the $391,554 recorded for the three months ended March 31, 2014.  The increase in general and administrative expenses was primarily due to an increase in remuneration of staff of $99,512, an increase in professional fees of $137,909, and an increase in travel expense of $39,774.

Included in the expenses for the current three months ended March 31, 2015 were remuneration of staff $316,422, legal and audit of $80,030, travel expense of $50,120, corporate expense of $17,485, and other professional fees of $175,447. This compares to the three months ended March 31, 2014 were remuneration of staff $216,910, legal and audit of $23,352, travel expense of $10,346, corporate expense of $18,092, and other professional fees of $94,216.

Research and development expenses

Research and development expenses of $12,571 were incurred in the three months ended March 31, 2015, compared to $13,038 in the three months ended March 31, 2014.

Interest expense

Interest expense recorded for the three months ended March 31, 2015 was $18,762 compared to $37,444 in the three months ended March 31, 2014.

Interest expense recorded in the three months ended March 31, 2015 relates to the 8% interest associated with the $400,000 convertible debenture issued in February 2014 which was converted to shares in January 2015.

According to the provisions of the Convertible Debenture agreement, the Company has elected to issue shares of the Company’s Common Stock to pay accrued interest on the debentures.  In the three months ended March 31, 2015 the Company issued 469,042 shares of the Company’s Common Stock to pay $18,762 of accrued interest payable.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the three months ended March 31, 2015 and 2014 was a decrease of $0 and a increase of $169,709, respectively, decreasing the fair value of embedded conversion feature liability from $1,871,337 as of June 30, 2014 to $0 as of March 31, 2015.

Results of operations – Nine Months Ended March 31, 2015 and 2014

General and administrative expenses

During the nine months ended March 31, 2015 the Company incurred $2,684,458 of general and administrative expenses, an increase of $1,068,586 from the $1,615,872 recorded for the nine months ended March 31, 2014.  The increase in general and administrative expenses was primarily due to a decrease in remuneration of staff of $178,942 offset by an increase in legal and audit expenses of $412,696, an increase of other professional fees of $182,842 and an increase in travel expenses of $109,193.

Included in the expenses for the current nine months ended March 31, 2015 were remuneration of staff $558,668, legal and audit of $479,715, travel expense of $140,504, corporate expense of $83,260, and other professional fees of $821,086. This compares to the nine months ended March 31, 2014 were remuneration of staff $737,610, legal and audit of $67,019, travel expense of $31,311, corporate expense of $56,985, and other professional fees of $638,244.

Research and development expenses

Research and development expenses of $60,233 were incurred in the nine months ended March 31, 2015, compared to $17,864 in the nine months ended March 31, 2014.  The increase is the result of an increase in licensing expense of $24,309, an increase in office equipment and supplies of $24,562, offset by a decrease in royalty expense of $3,892.

Interest expense

Interest expense recorded for the nine months ended March 31, 2015 was $56,548 compared to $113,655 in the nine months ended March 31, 2014.

Interest expense recorded in the nine months ended March 31, 2015 relates to the 8% interest associated with the remaining $500,000 convertible debenture issued in November 2008 which was converted to shares on November 4, 2014, the 8% interest associated with the $400,000 convertible debenture issued in February 2014 which was converted to shares in January 2015 and the 6% interest associated with the $529,900 convertible debenture issued in September 2014 which was converted to shares in October and December 2014.

According to the provisions of the Convertible Debenture agreements, the Company has elected to issue shares of the Company’s Stock to pay accrued interest on the debentures.  In the nine months ended March 31, 2015 the Company issued 561,679 shares of the Company’s Common Stock to pay $40,568 of accrued interest payable.

Change in fair value of warrants and embedded conversion feature

This amount relates to the change in value of the derivative liabilities.  The change recorded in the nine months ended March 31, 2015 and 2014 was a decrease of $563,547 and a decrease of $164,665, respectively, decreasing the fair value of embedded conversion feature liability from $1,871,337 as of June 30, 2014 to $0 as of March 31, 2015.

Liquidity and Capital Resources

At March 31, 2015 the Company had a working capital deficit of $744,873 with total current liabilities of $764,312. Approximately $506,563 of these liabilities is owed to our officers, directors and employees for services rendered and accrued through March 31, 2015.   As a result, the Company has relied on financing through the issuance of common stock and convertible debentures as well as advances from a director and shareholder and employees’ wages being partially or fully accrued but not paid.

As of March 31, 2015, the Company lacks cash or cash equivalent assets and continues to incur losses in its operations.  Over the past five years, the Company relied on sales of its Common Stock to support its operations and on various universities performing work and providing U.S. licensing rights under business agreements in which the Company has at times been in arrears in payments as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into the securities of the Company. In April 2015, the Company completed equity financing of $1,005,000 as discussed in Note 9. It may become necessary to seek additional financing in the future. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

Operating Activities. Net cash used in operating activities was $1,575,970 for the nine months ended March 31, 2015 compared to $394,916 for the same period of 2014, an increase of $1,181,054. The increase was primarily driven by the decrease in stock and stock options issued for services, a greater gain in the change in fair value of warrants and embedded conversion feature and a decrease in the related party’s accrued liabilities.

Investing Activities. Net cash used in investing activities was $190,285 for the nine months ended March 31, 2015 compared to $185,511 for the same period of 2014, an increase of $4,774.

Financing Activities. Net cash provided by financing activities was $1,599,883 for the nine months ended March 31, 2015 compared to $609,500 for the same period of 2014, an increase of $990,383. The increase is due to greater proceeds from the issuance of common stock and convertible debentures.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to reflect the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2015, the Company had not yet achieved profitable operations, has a working capital deficit of $744,873 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company continues to explore available financing options, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that future financing, if needed, will be obtained on terms satisfactory to the Company, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all. In this respect, see Note 1 in our notes to the consolidated financial statements for additional information as to the possibility that we may not be able to continue as a going concern.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Debt Conversions

On November 4, 2014, holders of $500,000 principal associated with the convertible debenture issued in November 2008, converted the principal into 8,333,333 shares of the Company’s Common Stock at the conversion price of $.06 per share.

On February 19, 2015, holders of $400,000 principal associated with the convertible debenture issued in February 2014, converted the principal into 10,000,000 shares of the Company’s Common Stock at the conversion price of $.04 per share.

In the period October – December 2014, holders of $475,000 principal associated with the convertible debenture issued in September 2014, converted the principal into 3,166,667 shares of the Company’s Common Stock at the conversion price of $.15 per share.

On January 21, 2015, holders of $100,000 principal associated with the convertible debenture issued in November 2014, converted the principal into 666,667 shares of the Company’s Common Stock at the conversion price of $.15 per share.

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective at March 31, 2015.

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

Management did identify a significant deficiency; a significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  As of the date of this 10-Q, we did not have sufficient in-house expertise in US GAAP reporting. This deficiency of not having sufficient qualified staff previously has resulted in the Company being unable to file our 10-K for the years ending June 30, 2013, June 30, 2011 and 2010 and our Form 10-Q for the periods ended September 30, 2010, December 31, 2010, March 31, 2011, September 30, 2011 and December 31, 2011 in a timely manner.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  To remediate this situation, we have recruited experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with the new staff to document the existing financial processes, risk assessment and internal controls systematically.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not subject to any material legal proceedings.

Item 1A. Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	From July 1, 2014 to March 31, 2015, we had the following sales of unregistered Common Stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

July 2014	Common Stock	766,667	$46,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

August 2014	Common Stock	240,000	$14,400 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

August 2014	Common Stock	262,034	$60,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

August 2014	Common Stock	320,000	$59,070 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2014	Common Stock	250,000	$25,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2014	Common Stock	300,000	$20,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2014	Common Stock	138,899	Shares issued for services valued at $25,000; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2014	Common Stock	400,000	$20,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2014	Common Stock	538,462	$35,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2014	Common Stock	1,617,362	$210,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2014	Common Stock	787,922	$128,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

September 2014	Common Stock	52,154	Debenture interest paid with stock, valued at $12,778	Section 4(2); and/or Rule 506	Not applicable.

October 2014	Common Stock	1,580,077	Shares issued for services valued at $347,617; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

October 2014	Common Stock	250,000	Shares issued for services valued at $60,000; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

October 2014	Common Stock	2,000,000	Shares issued for services valued at $300,000; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

October 2014	Common Stock	250,000	Shares issued for services valued at $60,000; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

October 2014	Common Stock	83,333	$5,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

October 2014	Common Stock	125,000	$5,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

October 2014	Common Stock	1,999,333	Conversion of debenture valued at $299,900	Section 4(2); and/or Rule 506	Not applicable.

November 2014	Common Stock	40,483	Debenture interest paid with stock, valued at $9,028	Section 4(2); and/or Rule 506	Not applicable.

November 2014	Common Stock	334,000	Conversion of debenture valued at $50,100	Section 4(2); and/or Rule 506	Not applicable.

November 2014	Common Stock	8,333,333	Conversion of debenture valued at $500,000	Section 4(2); and/or Rule 506	Not applicable.

November 2014	Common Stock	366,667	$20,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

December 2014	Common Stock	591,667	Shares issued for services valued at $94,667; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

December 2014	Common Stock	833,334	Conversion of debenture valued at $125,000	Section 4(2); and/or Rule 506	Not applicable.

December 2014	Common Stock	283,333	$21,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

January 2015	Common Stock	401,096	Debenture interest paid with stock, value of $16,044	Section 4(2); and/or Rule 506	Not applicable.

January 2015	Common Stock	150,000	$10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

January 2015	Common Stock	666,667	Conversion of debenture valued at $100,000	Section 4(2); and/or Rule 506	Not applicable.

January 2015	Common Stock	550,000	Shares issued for services valued at $110,000	Section 4(2); and/or Rule 506	Not applicable.

February 2015	Common Stock	200,000	Shares issued for services valued at $40,000	Section 4(2); and/or Rule 506	Not applicable.

February 2015	Common Stock	766,667	$41,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

February 2015	Common Stock	416,668	Shares issued for services valued at $62,500	Section 4(2); and/or Rule 506	Not applicable.

February 2015	Common Stock	67,946	Debenture interest paid with stock, valued at $2,718	Section 4(2); and/or Rule 506	Not applicable.

February 2015	Common Stock	10,000,000	Conversion of debenture valued at $400,000	Section 4(2); and/or Rule 506	Not applicable.

March 2015	Common Stock	521,304	$45,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

March 2015	Common Stock	2,500,000	$100,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable.

(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the nine months ended March 31, 2015, there were no repurchases by the Company of its Common Stock. However, See “Item 1” regarding our settlement agreement with Mr. Glass which resulted in the cancellation of 2.6 million shares of common stock plus all options/warrants that were owned by Mr. Glass.

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

QUANTUM MATERIALS CORP.

May 20, 2015	By:	/s/ Stephen Squires
Stephen Squires,
Principal Executive Officer

May 20, 2015	By:	/s/ Craig Lindberg
Craig Lindberg,
Principal Financial Officer

