Form 10-K
period 2015-06-30
QUANTUM MATERIALS CORP.
filed 2015-10-14
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number:  0-52956

QUANTUM MATERIALS CORP.

(Exact name of Registrant as specified in its charter)

Nevada	20-8195578
(State of jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3055 Hunter Road, San Marcos, TX	78666
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 701-8779

(Former address of principal executive offices, if changed since last report)	(Zip Code)

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐  No ☒

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒.  No ☐.

Indicate by check mark whether the Registrant has submitted electronically and posted on it’s corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☒.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

As of December 31, 2014, of the 279,326,826 outstanding shares of common stock, the number of shares held by non-affiliates was approximately 238,250,000 shares with an aggregate market value of approximately $52,415,000 based upon the closing price of $0.22 of our common stock as of the close of business on December 31, 2014.

As of October 9, 2015, the issuer had 313,849,871 shares of common stock, $0.001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2015 Annual Meeting of the Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

QUANTUM MATERIALS CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2015

FORWARD-LOOKING STATEMENTS

Some of the statements under this Form 10-K contain forward-looking statements within the meaning of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy and the trends in our industry are forward-looking statements. The words “believe,” “may,” “could,” “will,” “estimate,” “possible”, “target”, “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “appear,” “forecast,” “future,” “likely,” “probably,” “suggest” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements.

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

•                  we may need additional capital to finance our business;

•                  our products may not gain market acceptance;

•                  we may not be able to establish distribution relationships and channels and strategic alliances for market penetration and revenue growth;

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

Throughout this Form 10-K, unless otherwise designated, the terms “we”, “us”, “our”, the “Company”, our “Company” refer to Quantum Materials Corp., a Nevada corporation and its subsidiaries.

PART I

Item 1.  Business

Introduction

Quantum Materials Corp. (OTCQB:QTMM) (“QMC”) is a nanotechnology company specializing in the design, development, production and supply of nanomaterials, including quantum dots (“QDs”), tetrapod quantum dots (“TQDs”), and other nanoparticles for a range of applications in televisions, displays and other optoelectronics, photovoltaics, solid state lighting, life sciences, security ink, battery, and sensor sectors of the market. Solterra Renewable Technologies, Inc. is a wholly-owned operating subsidiary of QMC that is focused on the photovoltaic (solar cell) market (“Solterra”).

QDs are nanoscale semiconductor crystals typically between 10 and 100 atoms in diameter. Approximately 10,000 would fit across the diameter of a human hair. Their small size makes it possible for them to exhibit certain quantum mechanical properties. QDs emit either photons or electrons when excited. In the case of photons, the wavelength (color) of light emitted varies depending on the size of the quantum dot. As such, the photonic emissions can be tuned by the creation of QDs of different sizes. Their unique properties as highly efficient, next generation semiconductors have led to the use of QDs in a range of electronic and other applications, in the biomedical, display, and lighting industries. QDs also have applications in solar cells, where their characteristics enable conversion of light energy into electricity with the potential for significantly higher efficiencies and lower costs than existing technologies, thereby creating the opportunity for a step change in the solar energy industry through the use of QDs in printed photovoltaic cells.

QDs were first discovered in the early 1980s and the industry has developed to the point where QDs are now being used in an increasing range of applications, including the television and display industries, the light emitting diode (“LED”) lighting (also known as solid-state lighting) industry, and the biomedical industry. LG, Samsung, and other companies, have recently launched new televisions using QDs to enhance the picture color quality and power efficiency. A number of major lighting companies are developing product applications using QDs to create a more natural light for LEDs. The biomedical industry is using QDs in diagnostic and therapeutic applications; and such applications are being developed to print highly efficient photovoltaic solar cells in mass quantities at a low cost.

A key challenge for the quantum dot industry has been and may continue to be its ability to scale up production volumes sufficiently to meet growing demand for QDs while maintaining product quality and consistency and reducing the overall costs of supply to stimulate new applications. QDs remain an extremely expensive commodity. A number of recent market research reports have forecasted rapid growth of the QD market, including “Quantum Dot Market by Product (Display, Medical Devices, Batteries, Solar Cells, Sensors, and Others), Material, Application (Healthcare, Consumer, Defense, and Industry), and Geography - Forecast up to 2020” published by MarketsandMarkets in January 2015 which states “The quantum dot market is estimated to reach $4,704.86 million by 2020, at a CAGR of 63.61% from 2014 to 2020.” Also published in January 2015, Touch Display Research forecasts that “the quantum dot display and lighting component market will surpass $2 billion by 2016 and reach $10.6 billion by 2025.”

History of the Company

QMC was formed in January 2007, as a Nevada corporation under the name “Hague Corporation” and its shares began trading in the over-the-counter market in the first quarter of 2008. The original business of Hague Corporation was the exploitation of mineral interests. Solterra, a Delaware corporation, was formed in May 2008 by Mr. Stephen Squires, the current Chief Executive Officer of QMC, and other shareholders, to develop quantum dot applications in the solar cell industry. Solterra was acquired by Hague Corporation in November 2008, pursuant to a merger transaction wherein the shareholders of Solterra exchanged their shares of common stock in Solterra for shares of common stock in Hague Corporation, and Solterra became a wholly-owned operating subsidiary of Hague Corporation. Upon the closing of the merger, Hague Corporation changed its business from the exploitation of minerals to the development of QDs, and subsequently changed its name to “Quantum Materials Corp.” in 2010.

Shortly after formation, Solterra began to develop its solar cell business by licensing technology key to its business. In August 2008, Solterra was granted a license to develop, manufacture and exploit TQDs by William Marsh Rice University (“Rice”) of Houston, Texas (the “Solterra Rice License”). In September 2011, the Solterra Rice License was amended and a new license was entered into between Rice and QMC (the “QMC Rice License”, and together with the Solterra Rice License, the “Rice Licenses”). The Rice Licenses grant to QMC and Solterra, respectively, the right to exploit a simplified and cost effective synthesis process for the production of TQDs of high quality and uniformity, which was invented in the Rice laboratory of Dr. Michael Wong, a current member of the Company’s scientific advisory board. Under the Rice Licenses, Solterra and QMC have been granted exclusive rights to develop, manufacture, market and exploit TQDs for photovoltaic applications (in the case of Solterra) and for electronic and medical applications (in the case of QMC).

In October, 2008, Solterra also entered into a license agreement with the University of Arizona, as amended, (the “UA License”) under which Solterra has been granted exclusive rights to use the University of Arizona’s patented screen printing techniques in the production and sale of organic light emitting diodes (“OLEDs”) incorporating quantum dots in printed electronic displays and other printed electronic components. This technology was developed at University of Arizona by Dr. Ghassan Jabbour, a current director of QMC, and will be sublicensed to QMC for utilization in its business.

In 2010, Solterra entered into an agreement with a third party provider of industrial process equipment to develop a proprietary process for continuous flow production of QDs and TQDs under which Solterra retained all ownership and rights to the design and any related intellectual property. The development work has since been completed and the first two units have been delivered and placed into operation.

In 2013, the Company opened the Wet Lab in San Marcos, Texas at the Star Park Technology Center, an extension of Texas State University. In 2014, the first piece of manufacturing equipment was delivered to the Wet Lab. The capacity of the initial unit is approximately 250kg of QDs or TQDs per year and is intended to be used primarily for internal research and development purposes although it also can be used for commercial production.

In 2014, the Company acquired a patent portfolio from Bayer AG that included patents and patent applications covering the high volume manufacture of QDs, including heavy metal free, various methods for enhancing quantum dot performance, and a quantum dot based solar cell technology (the “Bayer Patents”).

In 2015, the Company expanded its Wet Lab and took delivery of a second, larger unit capable of producing approximately 2,000kg per year. This second piece of equipment is intended to be used for the Company’s initial commercial production. The Company believes the design of this manufacturing equipment will uniquely position the Company to quickly and efficiently scale up mass production of QDs and TQDs for commercial sale, solar panel production, and other applications allowing the Company to readily meet increases in volume demand by simply adding additional equipment units.

The acquired Bayer Patents, the Rice Licenses, the UA License, and our proprietary continuous flow manufacturing process comprise the fundamental asset platform of the Company. The Company believes that these intellectual properties and proprietary technologies position the Company to become a leader in the overall nanomaterials and quantum dot industry, and a preferred supplier of high performance QDs and TQDs to an expanding range of applications.

Business Accomplishments

The following outlines the business accomplishments of the Company over the last few years:

•                  entered into a funded product development agreement with leading global optical film manufacturer Nitto Denko;

•                  entered a joint development agreement with an industry-leading display manufacturer;

•                  increased liquidity and reduced debt;

•                  developed and introduced revolutionary QDX™ Quantum Dots with High Heat, Oxidation and Moisture Resistance;

•                  took delivery and placed into service our second piece of manufacturing equipment bringing the Company’s total capacity up to approximately 2,250kg of QDs per year;

•                  developed and began producing both red and green cadmium-free QDs;

•                  implemented high volume production of QDs using patented chemistry and process and proprietary equipment;

•                  established and later expanded a laboratory facility, the Wet Lab, for research, development and production in Texas and negotiated a collaboration with Texas State University;

•                  acquired a foundational patent portfolio from Bayer AG covering high volume production of QDs, including heavy metal free quantum dots, nanoparticles, quantum dot enhancement technologies and quantum dot solar cell technologies; and

•                  licensed key patents from Rice and the University of Arizona.

The Company can provide no assurances that its accomplishments to date will result in the grant of patents for proprietary processes or result in future sales and/or profitable operations.  See “Risk Factors” section.

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

In the meantime, the Company has experienced a significant increase in interest from potential customers in its materials and technologies for other applications such as displays and lighting. Management believes that these markets present the best near term opportunities for the Company’s exploitation of its QDs on a commercial scale, particularly, its recently announced QDX™ Quantum Dots. The Company will continue to pursue the solar cell market along with other uses for QDs and TQDs, but as indicated above, it has implemented a more balanced approach that addresses the potential demand for high performance TQDs in the other emerging markets. See “Major Market Segments” section below.

Industry Overview

The Product: Quantum Dots and Other Nanomaterials

QDs were first discovered in the early 1980s, by Alexei Ekimov and independently by Louis E. Brus. QDs are nanoparticles of a semiconductor material, typically between 2 and 10 nanometers (a billionth of a meter) in diameter or mean dimension, small enough for the particle to exhibit quantum mechanical properties because its excitons (electrons in a bound state) are confined in all three spatial dimensions.

QDs emit light (fluorescence) or electrons when excited with energy such as light or electricity.  Emission or absorption wavelength is directly related to the size of the QD; the smaller the quantum dot, the closer it is to the blue end of the spectrum , and the larger the quantum dot, the closer it is to the red end of the spectrum. This allows the excitation and emission of QDs to be highly tunable. These qualities are driving demand for QDs as a performance and energy efficiency enhancing next generation engineered material and have led to the use of QDs in a range of electronic and other applications including in LED/LCD televisions and displays (“LCDs”), and solid state lighting (“SSL”) where the ability to produce a very narrow frequency of light is highly desirable.

In LCD televisions and displays, for example, before QDs, the “white” LED backlight light color quality was very poor, containing a lot of blue light but far less red and green and many frequencies of light in-between that are not needed at all. Typical LCDs only use red, green, and blue light to create an image. This means displays had to waste a lot of energy on light that gets filtered out in order to generate enough red and green light for a sufficiently bright display. With QDs, LCDs not only save energy by producing only the red and green light needed, they also produce picture with a broader array of more vibrant colors because the red and green light is much purer.

QDs also have applications in solar cells, where their characteristics enable conversion of light energy into electricity, with the potential for significantly higher efficiency than existing technologies. In traditional solar cells, a photon can only be converted into a fixed amount of energy per photon, regardless of the photon’s total energy. Excess energy is converted to heat which further lowers the efficiency of the panel. For a traditional solar panel, approximately 33% of the incoming light is converted to heat (mainly in the high-energy blue part of the spectrum); about 19% of the light (mainly infrared) is not absorbed; and unavoidable photon-to-electron conversion losses are at least 15%. This leaves a theoretical maximum efficiency of about 33% which is also known as the Shockley—Queisser limit. For silicon-based solar cells, the maximum conversion efficiency is believed to be around 29% (at peak solar irradiance).

QD-based solar cells have the potential to significantly exceed this efficiency because QDs are capable of generating multiple electrons per photon strike rather than converting the extra energy of high energy photons to heat as in the case of traditional solar cells. QD solar cells can also convert the infrared portion of the spectrum that is not absorbed by traditional solar cells. These attributes make the theoretical maximum efficiency of QD solar cells 66% which is twice that of traditional solar cells.  The Company believes the use of QDs in solar cells will create the opportunity for a step change in efficiency and performance in printed photovoltaic cells.

A high performance variant of QDs is tetrapod quantum dots (“TQDs”). TQDs have a molecular configuration consisting of a center portion and four arms extending from the center that are equally spaced in three dimensions.  TQDs have material advantages over standard spherical QDs particularly in solar panel applications where both absorption of photons and charge transport are enhanced by the legs of the tetrapod which effectively serve as trillions of antenna for light. Their unique architecture and shape also promotes more uniform distances between the dots, eliminating the problem of aggregation. TQDs are more costly and difficult to produce in quantity using known methods, with the exception of the Company’s proprietary chemical process technology licensed exclusively to it under the Rice Licenses.

How Quantum Dots are Produced

High volume production of QDs is typically accomplished through one of several methods including:

Colloidal synthesis: Growth of QDs from precursor compounds dissolved in solutions, much like traditional chemical processes. This manual batch process requires careful control of temperature, mixing and concentration levels of precursor materials. Precise control must be maintained uniformly throughout the solution otherwise non-uniform, irregular QDs are produced. Due to their very small size it is extremely difficult if not impossible to segregate the QDs by size once they have been produced and a conglomeration of varied size QDs are not capable of producing the unique features that are required in most applications.

Prefabricated seed growth: QDs are created from chemical precursors in the presence of a molecular cluster compound under conditions whereby the integrity of the molecular cluster is maintained and acts as a prefabricated seed template. This manual batch method can produce reasonable quantities of QDs, but can take significant capital resources to achieve significant volume and still results in low yields.

QMC’s automated continuous process: Unlike the more labor-intensive batch processes described above, the Company uses a continuous manufacturing process to produce QDs and TQDs. The patented chemistry can eliminate conventional solvents and substitutes less expensive solvents that are not toxic, corrosive or volatile. The Company believes that by using this method yields are higher and manufacturing costs are lower as compared to other methods. We also believe that we are the only company to successfully deploy continuous flow technology in the large-scale manufacturing of highly uniform QDs of both Cd-based and Cd-free chemistry.

Raw materials for the commercial production of QD are purchased in bulk from chemical supply companies. Indium, a component of the Company’s cadmium-free QD is considered a “rare metal.” Geographically indium is primarily found in South America, Canada, Australia, China and the CIS. There is also a mature and efficient indium recycling process. Management does not believe that a supply disruption of the indium-containing compounds used in the manufacturing of the Company’s QDs represents a significant risk; however no assurances can be given in this regard.

Market for Quantum Dots

A number of recent market research reports have forecasted rapid growth of the QD market, including “Quantum Dot Market by Product (Display, Medical Devices, Batteries, Solar Cells, Sensors, and Others), Material, Application (Healthcare, Consumer, Defense, and Industry), and Geography - Forecast up to 2020” published by MarketsandMarkets in January 2015 which states “The quantum dot market is estimated to reach $4,704.86 million by 2020, at a CAGR of 63.61% from 2014 to 2020.” Also published in January 2015, Touch Display Research forecasts that “the quantum dot display and lighting component market will surpass $2 billion by 2016 and reach $10.6 billion by 2025.” Other recent reports published in 2014 by Transparency Market Research, Allied Market Research, and BCC Research have come to similar conclusions regarding the QD market. Notwithstanding the foregoing quantum dot market industry forecasts and any other quantum dot research industry reports referenced in this Form 10-K, no assurance can be given that these market industry forecasts for the utilization and sale of quantum dots will be realized or will result in profitable operations for the Company. See “Risk Factors” section.

While biological imaging is the most established market for QDs, the biggest growth sectors are forecast to be in displays, solar energy, and sold-state lighting. Other current and potential applications for QD include batteries, security inks, sensors, lasers, quantum computing, and paints. QDs remain an extremely expensive commodity, and the high cost has slowed market growth to this point, although the Company believes the recent growth of mass manufacturing will quickly reverse the cost constraints.

Major Market Segments

TVs, Displays, and Other Optoelectronics. This market is comprised principally of quantum dot LCD displays (“QDLCDs”) for televisions, computers, cell phones, PDAs and various other applications. In QDLCDs, QDs are used to downconvert some of the blue light from LED backlights directly to green and red light allowing for the creation of more vibrant colors and saving energy as compared to a traditional LCD TV/display. Unlike OLEDs which require massive manufacturing capital expenditures and are extremely expensive to produce, QDs are a drop-in solution for LCDs using existing infrastructure allowing for OLED-like color performance at significantly lower cost.

LCD TVs make up the vast majority of new TV shipments, and QDLCDs are forecasted to grow to 135 million units by 2020, “IHS Quarterly/Technology Q2-2015.”  LG, Samsung, AUO, and other OEMs have recently introduced televisions using QDs to enhance the color quality and power efficiency.  It is believed that QDs may also be used to improve the performance of other optoelectronic devices, lasers, and other optical components used in telecommunications.

Lighting. In the lighting market, companies began to commercialize quantum dot LEDs in 2013 with significant R&D occurring among manufacturers of solid-state lighting. While companies have launched quantum dot LED lamps, the market for quantum dot LED lamps and the other lighting products is still small. The Company believes QD-based LED lighting will be the best replacement for currently available compact florescent lighting and LED lighting, as quantum dot technology provides better efficiency and the ability to tune the light spectrum to emit light that is the most pleasing and/or appropriate for the application. LED lighting is expected to dominate the approximately $100 billion lighting industry over the next five years.

Solar Energy.  QDs are capable of producing energy from a broad spectrum of solar and radiant energy, including the ultraviolet and infrared frequencies conventional black silicon solar cells generally do not convert to electricity. They have conversion potentials of approximately twice that of conventional solar cells. Applications are being developed to “print” highly efficient photovoltaic solar cells in mass quantities at low cost. Management believes that quantum dot solar cells and panels will be the next evolutionary development in the field of solar energy and that commercialization will begin in 2016.

Management believes that the increased conversion efficiencies will be realized with the use of TQDs resulting from their unique shape and further believes our low cost continuous production method and screen printing technology will permit Solterra to offer solar electricity solutions that can compete on a non-subsidized basis with the price of retail electricity in key markets around the world.

Anti-counterfeiting. Piracy and counterfeiting cost businesses more than $200 billion annually and account for the loss of more than 750,000 jobs in the US alone. Counterfeit drugs cost the global pharmaceutical industry approximately $18 billion in lost profits annually.  According to Interpol, as many as one million people die annually from counterfeit drugs. QDs added to ink can be used to create unclonable unique “fingerprints” for every package using existing printing technology, and these “fingerprints” can be quickly verified with a smart phone and adapter.

Life Sciences. The life sciences industry was one of the early areas of adoption of quantum dot technology, especially for QDs used in fluorescent markers in diagnostic applications. This includes both the in vitro use of QDs for marking (illuminating) particular cell types or metabolic processes for understanding diseases, and in vivo imaging made possible by QD fluorescence in near infrared that can be detected in deep tissues.

The fluorescent qualities of QDs provide an attractive alternative to traditional organic dyes in bio-imaging. It is estimated that QDs are 20 times brighter and 100 times more stable than standard fluorescent indicators.  Applications in the life sciences field are expected to further increase as quantum dot performance vs. conventional fluorescing material and organic dyes continues to be proven.

Other applications. QDs have the theoretical potential to enable batteries to increase charge capacity up to tenfold, reduce re-charge cycle time in half and double usable life by replacing the current graphite anodes with silicon QDs. Current and future applications of QDs may impact a broad range of other industrial markets. These potentially include computing and memory, improved thermoelectric components, biohazard detection sensors and other uses.

Current Position

In June 2015, the Company completed an expansion of its lab space at STAR Park, in San Marcos, Texas. As part of the expansion, the Company took delivery of its second automated continuous production line which increased production capacity by nine times from approximately 250kg per year to approximately 2,250kg per year. The smaller, 250kg per year, unit will primarily be used for R&D purposes but could be used for commercial production if needed.

The advantages and benefits of our automated production are:

•                  large scale production from one workspace;

•                  less manpower and time needed for cost savings;

•                  economies of scale leading to lower costs;

•                  high production yield with little post-processing;

•                  improved quality control for higher uniformity; and

•                  assurance of backup systems for continuous supply.

Sales and Marketing Overview

In the past year, the Company has entered into an increased number of non-disclosure agreements (“NDAs”) and sample supply agreements (“Sample Agreements”) with product manufacturers in different industries as well as universities and independent research laboratories. In most cases, the NDAs with manufacturers are for exploring joint development of specific products in the liquid crystal display (LCD), light-emitting diode (LED), and solid state lighting industries. Other areas of activity include uses in the life sciences, solar cells, and anti-counterfeiting. The focus of the Company is on those sectors of the market in which utilization of QDs will have a transformational effect on the quality of end use products and their performance.

The Company believes that its advantages in delivery of high quality, high performance QDs, including its revolutionary QDX™ Quantum Dots and TQDs, its patented continuous production techniques, and its licensed screen printing techniques, make it an attractive supplier to these markets.

Shipping Samples to Potential Customers

As a result of our automated production system, we have increased our rate of shipping samples to potential customers. To our knowledge, these shipments represent the first shipments of automated production as opposed to manual “batch” production. We believe our volume production process assures our customers that we can deliver high volumes of quantum dots for industrial use and the ability to quickly expand capacity when needed. Industries or uses intended, include televisions and displays, solid state lighting, biotech, anti-counterfeiting, batteries and capacitors, sensors, solar panels, paint and coatings, inks, hydrogen conversion, glass, and lasers.

For the most part, our shipments of samples are to customers’ specifications. For others, these samples are shipments for evaluation for secondary purposes as we collaborate toward the development of potential customers’ specific quantum dot enabled product. We have an attractive pipeline of potential customers and partners that continues to expand to provide the Company with opportunities for growth.  These potential customers require a broad range of nanomaterials from our state-of-the-art, high heat tolerant and moisture and oxygen resistant cadmium-free green QDXTM Quantum Dots to relatively simple red emitting cadmium-core QDs to other nanoparticles.

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

The Company’s marketing strategy is to engage in joint ventures or other strategic arrangements with manufacturers, distributors, and others to jointly develop applications using its patented continuous production process. Such joint collaborations will involve the Company working closely with its industry counterparts to optimize the performance of the Company’s materials in each application or device and to use the results from product development and testing to further enhance product specifications. As of the date of this Form 10-K, the Company has entered a joint development agreement with a major display panel manufacturer and a funded product development agreement with leading global optical film manufacturer Nitto Denko.

These collaborations will support the Company’s internal research and development activities which will continue to be a primary part of the Company’s business. The principal revenue streams for the Company are expected to be from (i) sales of QDs and other nanomaterials, (ii) royalties from sales of products and components by third parties incorporating the Company’s products, (iii) milestone payments under joint development arrangements with product developers and manufacturers, and (iv) sublicensing fees where the Company engages in sublicensing arrangements for its technology.

There can be no assurance that the above activities will result in sales of the Company’s products or that such sales will result in profits to the Company.

Operational Overview

The Company’s center of operations, the Wet Lab, is located in San Marcos, Texas at the Star Park Technology Center, an extension of Texas State University. This location provides the Company with convenient access to university faculty and specialized laboratory facilities and equipment that can support joint research and development efforts with Texas State University. Located 30 miles south of Austin, Texas, the Wet Lab is also in close proximity to a number of leading companies in the electronics, lighting, solar, and life sciences markets.

The Company has established commercial-scale continuous manufacturing equipment at the Wet Lab and now has the capacity to produce more than two metric tons (2,000kg) per year of nanomaterials for supply to its customers. Management believes that the production capacity of the Wet Lab is similar to, or greater than its largest competitors’ operating factories which are much larger and require significantly larger capital expenditures. This efficiency is the direct result of the Company’s patented continuous flow process and proprietary manufacturing equipment.  While the Company plans to work extensively with its current provider of equipment, the Company owns all rights to the designs and intellectual property resulting from the development project, and could contract with one or more other competent suppliers of equipment, if necessary.

The Company expects to commence generating limited revenues from the production of materials at the Wet Lab before the end of calendar year 2015. Such revenues are expected to be modest at first and will be dependent upon the Company generating purchase orders from potential customers currently under NDAs and evaluating the Company’s technology. As part of this strategy, the Company has engaged in discussions with numerous target customers and has signed a number of NDAs and Sample Agreements to increase the probability of receiving firm orders from one or more of these entities.

The Company’s ongoing research and development functions are considered key to maintaining and enhancing its competitive position in the growing nanomaterials and quantum dot market. Nanomaterials and quantum dot technology continue to evolve, with new discoveries and refinements being made on an ongoing basis. The Company intends to be at the forefront of technological development, and will focus a significant part of its efforts on this, as it has done historically. Continuing R&D activities at the Wet Lab and the Company’s collaboration with Texas State University, Rice, University of Arizona, and the numerous other research centers and departments with which the Company has relationships will be important aspects of the Company’s strategy.

Solterra plans to utilize the Company’s patented low-cost, high-volume quantum dot production combined with TQD technology licensed from Rice to commercialize quantum dot solar cells at a fraction of the cost of current silicon based solar cells.

The key assets of the Company are its patents, proprietary high volume process equipment, licenses and other intellectual property rights, its knowhow and the expertise, capabilities, and relationships brought to the Company by its management team. The Company will continue to develop its intellectual property portfolio and licensing rights. The Company is also working closely with numerous universities and public and private labs to develop and expand its intellectual property portfolio. As the business progresses, the Company will continually build out its portfolio of owned and licensed intellectual property and take all appropriate steps to protect these rights.

The Licenses with Rice and University of Arizona include provisions for milestones and milestone payments. To date, such payments have been paid as agreed, waived and/or extended by both Rice and University of Arizona, respectively, illustrating the support each university has given to the Company as it has attempted to advance its business with measured resources. As the Company moves forward, it expects to be able to meet all payment and other obligations under the Licenses, and the Company’s funding strategy takes account of these requirements.

The business of the Company is subject to various types of government regulations, including restrictions on the chemical composition of nanomaterials used in life sciences and other sensitive applications, and regulation of hazardous materials used in or produced by the manufacture or use of QDs. Management believes that the patented (owned and licensed) processes and proprietary manufacturing equipment employed allow the Company to comply with current regulations by producing nanomaterials and by using environmentally friendly solvents, which are nevertheless contained and recycled in the production process. However, new regulations or requirements may develop that could adversely affect the Company or its products in the future. See “Risk Factors” section.

Management and Personnel

The Company has traditionally operated with limited resources and infrastructure. It has a total of 12 employees, all full-time, including the management team.

Our board of directors, scientific advisory board, and management team are comprised of individuals from a range of backgrounds with a strong representation from the business and scientific communities. This includes Dr. Michael Wong the inventor of our TQD dot chemistry and Dr. Ghassan Jabbour, the inventor of our printed electronics technology. Each of these individuals brings significant value to the Company through their connections and relationships with various universities, research institutions, and industry contacts.

As the Company moves into the next stage of its business, the board of directors and management team will continue to be strengthened by the recruitment of additional members, and by restructuring the present board into a corporate governance board. The Company began the process of building out the corporate board in 2014 with the addition of two non-executive directors to add independence, depth of experience and strategic support as the business of the Company grows. In September 2015, the board formed Audit, Compensation, and Nominating and Corporate Governance Committees, and a financial expert was brought in as a new director to chair the Audit Committee. Additionally, the Company has recently established a separate scientific advisory board comprised of individuals with strong scientific backgrounds.

Once the Company commences commercial manufacturing operations, it is expected that the business will add additional employees in operating management, sales/marketing, R&D, production and administration. Additional staffing would be added from time to time, as necessary, when the business expands and the scale up of production accelerates.

Competition

The commercial nanomaterials industry and more specifically, the quantum dot industry, is relatively young and undeveloped, with a number of small competitors attempting to establish themselves in different segments by employing one or more competitive strategies. Competition among these companies is based on the following factors:

•      Product quality and performance characteristics: Manufacturers who will incorporate QDs in specific applications will carefully consider the quality, characteristics and physical properties of the QDs for efficacy in their targeted applications. This includes the following factors: the consistency of dots from batch to batch; resistance to degradation of performance characteristics  by heat, oxygen, and moisture; brightness of emissions; purity of emissions; effective life spans; volume of dots necessary to produce the intended result; special characteristics such as dual emission capabilities; whether or not the QDs contain cadmium or other heavy metals or other hazardous compounds; the time needed to expand capacity; and the location of capacity relative to the manufacturer or ability to locate capacity nearby.

•                  Volume: Before a manufacturer makes the commitment and dedicates capital and marketing resources to incorporate QDs in its end product, it must be confident that the volume of QDs it can obtain from a supplier will be sufficient to meet production needs in the short term and long term, including substantial growth following a successful new product launch. The strategies employed by a quantum dot company to scale production rapidly are critical to its attracting commercial users for its product, regardless of the quality of its QDs.

•      Price: The price at which QDs can be delivered for incorporation in a new product will dictate the rate at which new applications can be developed and supported. High prices have historically restricted the market for QDs to only the highest value uses such as in the life sciences, while the potential for lower prices of supply appears to be opening many new markets.

•                  Continuing R&D and Product Improvements: Research and industry relationships are important to ensure a quantum dot company stays on the leading edge of technological development and commercialization. R&D is supported by collaboration with academic institutions or industrial companies, and having a close relationship with a major industry player provides a young quantum dot company with access to product development, marketing and distribution resources. The Company spent $64,460 and $114,980 on research and development in 2015 and 2014 respectively. None of these costs were borne by customers.

The Company believes it is well positioned in all four areas described above. The Company believes its QDs, including cadmium/heavy metal-free QDs, meet or exceed its competitor’s current brightness and purity specifications, and our QDX™ Quantum Dots significantly exceed any known competitive product for heat, oxidation and moisture resistance. Our patented continuous manufacturing process allows us to produce large volumes at competitive price points while also giving us the ability to quickly scale up capacity and locate it anywhere in the world it is needed. Lastly, its continuing relationships with universities such as Rice, University of Arizona, and Texas State University, private and public labs such as LANL and its approach to joint development ventures should enable the Company to achieve and maintain a leading position in R&D and commercialization of new products.

The Company is subject to other competitive risks of early stage and commercial businesses generally, and of advanced technology businesses in particular, including competing in an environment where other companies may be better financed or have more experience than the Company. See “Risk Factors” section.

Licenses and Intellectual Property

In 2010, the Company entered into an agreement with a third party provider of industrial process equipment to develop proprietary equipment for continuous production of QDs under which the Company retained all ownership and rights to the design and any related intellectual property. The Company has, to date, received two production machines, a 250kg per year capacity unit primarily for internal research and development purposes and sample production, and a larger 2,000kg per year unit for commercial production. The Company believes the design of this manufacturing equipment will position the Company to quickly and efficiently scale up mass production of QDs for commercial sale.

While the Company plans to work extensively with its current provider of equipment, the Company owns all rights to the designs and intellectual property resulting from the development project, and could contract with one or more other competent suppliers of equipment, if necessary.

Bayer Patents

In 2014, the Company acquired several patents and patent applications in five diverse sets of patent families from Bayer Technology Services GmbH, the global technological backbone and major innovation driver for Bayer AG of Leverkusen, Germany (the “Bayer Patents”). The Bayer Patents provide broad intellectual property protection for advances the Company has achieved in economical high-volume QD manufacturing. In addition, the Bayer Patents cover volume production technology for heavy metal-free QDs and nanoparticles; increasing quantum yields; heavy metal-free QDs; and hybrid organic quantum dot solar cell (“QDSC”) production as well as a surface modification process for increased efficiency of high performance solar cells and printed electronics.

Agreement with Rice University

On August 20, 2008, Solterra entered into a License Agreement with Rice University (the “Solterra Rice License Agreement”). In November 2012, Rice was granted US Patent # 8,313,714 titled “Synthesis of uniform nanoparticle shapes with high selectivity” by the United States Patent and Trademark Office (the “Rice Patent”). One of the inventors, Dr. Michael Wong, is a member of our scientific advisory board. In August 2013, Solterra entered into an amended License Agreement and QMC entered into a new License Agreement with Rice (“QMC Rice License Agreement”, and together with the Solterra Rice License Agreement, the “Rice License Agreements”). Pursuant to the Rice License Agreements, QMC and Solterra have obtained the exclusive rights to sublicense (subject to Rice’s consent which shall not be unreasonably withheld), develop, manufacture, market, and exploit the Rice Patent, in the case of Solterra, for the manufacture and sale of photovoltaic cells and photovoltaic applications, and in the case of QMC, for the manufacture and sale of quantum dots for electronic and medical applications (excluding photovoltaic applications).

The initial agreement between each of QMC and Solterra with Rice requires the payment of certain patent fees to Rice and for QMC and Solterra to acquire additional funding and to meet certain milestones by specific dates. QMC, Solterra and Rice recently established new milestones for QMC and Solterra to achieve in the months and years ahead pursuant to the respective Rice License Agreements, the failure of which could lead to the termination of such Rice License Agreements. Pursuant to the Solterra Rice License Agreement, Rice is entitled to receive, during the term, certain royalties of adjusted gross sales (as defined therein) ranging from 2% to 4% for photovoltaic cells and 7.5% of adjusted gross sales for QDs sold in electronic and medical applications.  Additionally, minimum royalties payable under the Solterra Rice License Agreement include $100,000 due January 1, 2016, $356,250 due January 1, 2017, $1,453,500 due January 1, 2018, $3,153,600 due January 1, 2019 and each January 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. Pursuant to the QMC Rice License Agreement, Rice is entitled to receive, during the term, a royalty of 7.5% of adjusted gross sales for QDs sold in electronic and medical applications.  Additionally, minimum royalties payable under the QMC Rice License Agreement include $29,450 paid January 1, 2015, $117,000 due January 1, 2016, $292,500 due January 1, 2017, $585,000 due January 1, 2018 and each January 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. The respective terms of the Rice License Agreements are to expire on the expiration date of Rice’s rights in its intellectual property and the Licensee’s rights are worldwide. The Rice License Agreements require the payment of a success fee of $700,000 to Rice in the event a Liquidity Event (as define therein) such as the sale of a majority of QMC’s or Solterra’s shares in a merger or consolidation with another entity or in the case of a sale, lease, transfer or other disposition of all or substantially all of the Company’s assets. The respective Rice License Agreements, as amended, provide for termination of each agreement in certain circumstances, including the event that the Company or Solterra is determined to be insolvent (as defined therein).

Agreement with University of Arizona

Solterra has entered into an exclusive Patent License Agreement with the University of Arizona (“UA”) to license US Patent # 7,015,052, which was issued on March 21, 2006, entitled “Method for fabricating organic light-emitting diode and organic light-emitting display using screen-printing” (the “UA License Agreement”). Pursuant to the UA License Agreement, Solterra has an exclusive license to market, sell and distribute licensed products within its field of use which is defined as organic light emitting diodes in printed electronic displays and all other printed electronic components. Solterra has the right to grant sublicenses with respect to the licensed product and the license method (as defined therein). Pursuant to UA License Agreement, as amended, Solterra is obligated to pay minimum annual royalties of $50,000 by December 31, 2015, $125,000 by June 30, 2016 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the consumer price index. Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. The UA License Agreement may be terminated by UA in the event that Solterra is in breach of any provision of the agreement and said breach continues for 60 days after receiving written notice. The UA License Agreement will also automatically terminate if Solterra becomes insolvent or unable to pay its debts as they become due.

Agreement with Virginia Tech Intellectual Properties

QMC entered into an exclusive Option Agreement with Virginia Tech Intellectual Properties (“VA Tech”) to evaluate certain intellectual property. Pursuant to the Option Agreement, the Company had a 12 month period to evaluate the usefulness of the intellectual property and to provide VA Tech with its desire to obtain such property, along with the Company’s plan for developing such intellectual property into products or processes for public use. The Company decided not to exercise its option at the end of the option period. It is possible the Company will, at some point in the future, reevaluate the decision to not pursue this technology.

Other Intellectual Property

The Company also owns additional intellectual property in the form of proprietary equipment designs, trademarks, trade names, copyrights, scientific and technical know-how, and “trade secrets” that it intends to further develop and apply in its business, seeking to protect same with appropriate governmental filings and/or secrecy agreements. See “Risk Factors” section.

Governmental Approvals

Chemical substances manufactured in quantities of 10,000 kilograms or less per year are exempt from full premanufacture notice (“PMN”) review under section 5 of the Toxic Substances Control Act (“TSCA”). Low volume exemption (“LVE”) substances undergo a 30-day review. To date, the Company has only made small quantities of QDs for research and development. The Company will file a LVE notice at least 30 days prior to initial commercial manufacture and does not expect any difficulties in receiving an exemption from full PMN review; however no assurances can be given in this regard.

Item 1A.  Risk Factors

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

Risks Related to Our Business

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

There are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors are our failure to attain profitable operations and our dependence upon financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Our business plans for the sale of quantum dots (“QDs”) may not materialize.

Our business plans contemplate the sale of quantum dots for sale in multiple industries. We can provide no assurances that our business opportunities will have the desired end result which is most favorable or beneficial to our business, if at all, or that we will achieve profitable operations.

Our intended business is partially based on rights granted to QMC and Solterra pursuant to a license agreement with William Marsh Rice University (“Rice”).

We have entered into exclusive license agreements, as amended with Rice (collectively, the “Rice License”), to use, develop, manufacture, market and exploit certain inventions, patent applications and issued patents of licensor with respect to the manufacture and sale of photovoltaic cells and the manufacture and sale of QDs for electronic and medical applications. The Rice License requires us to be financially solvent, to meet certain milestones, obligations and conditions and to make certain royalty and other payments during the term of the Rice License.  Any default under the terms of the Rice License, which if not cured or waived by Rice University, could result in the loss of the Rice License and the right to manufacture and sell certain products. While Rice University has in the past waived certain milestone dates and extended certain payment dates, there is no assurance that the Company will meet the new milestones or payment requirements or that Rice University will agree to waive any future requirements. While the Company owns patents acquired from Bayer AG pertaining to the high volume production of QDs, our management believes that the loss of the Rice License could have a material adverse effect on our future opportunities.

One of our intended businesses, to print electronics is dependent on our patent license agreement with University of Arizona.

Solterra has entered into an exclusive patent license agreement, as amended, with the University of Arizona (the “UA License”). Pursuant to the UA License, Solterra has an exclusive license to market, sell and distribute licensed products within the field of use which is defined as organic light emitting diodes in printed electronic displays and all other printed electronic components. Solterra has the right to grant sublicenses with respect to the licensed product and the license method (as defined therein). Pursuant to the UA License, we are obligated to pay minimum annual royalties. While UA has in the past waived certain milestone dates and extended certain payment dates, there is no assurance that the Company will meet the new milestones or payment requirements or that UA will agree to waive any future requirements. Termination of the UA License with UA could materially adversely affect our future opportunities.

Market for QDs is expected to grow significantly over the next several years.

The market for the sale of quantum dots is expected to grow significantly over the next several years. No assurances can be given that the quantum dots industry will grow as forecasted, that the potential applications described under “Item 1” will develop as discussed or that the Company will be able to capitalize on the growth and developments that do occur.

Our production method is expected to enable us to scale production more readily thereby reducing the production costs of the quantum dots (“QDs”).

QDs remain an extremely expensive commodity, and the price of QDs is directly affected by the high cost of producing QDs in relatively small batch quantities. As with other nanomaterials, these relatively high prices have been supported by favorable performance of the QDs at very low concentrations. Prices for QDs are expected to moderate over time as greater production efficiencies are discovered and implemented, resulting in higher volumes. This is expected to support greater adoption of QDs for use in end products and further support the growth of the quantum dot market. Under current production methods, rigorous processing has been required from batch method synthesis to produce a consistently pure and tightly size-controlled quantum dot product. To significantly grow the market, the industry will need to achieve much lower production costs for QDs, while maintaining strict control over quality and uniformity. We have developed a proprietary manufacturing technique to produce QDs that it believes has the potential to overcome the cost and performance challenges presented by other manufacturing methods, but there can be no assurances that the process will allow us to become competitive or to remain competitive against other manufacturing techniques that may be developed and applied.

We have entered into a number of non-disclosures agreements (“NDAs”) and sample supply agreements with several product manufacturers as well as others. No assurances can be given that sales, joint venture agreements and/or license agreements will result from these agreements.

In the past several years, we have entered into a number of NDAs and sample supply agreements with a several product manufacturers in different industries as well as universities and independent research laboratories. In most cases, the NDAs with manufacturers are for exploring joint development of specific products or applications. No assurances can be given that the non-disclosure agreements and sample supply agreements entered into by us as described above will result in sales of our products.

Our ongoing research and development functions are considered key to maintaining and enhancing our competitive position in the growing quantum dot market.

Quantum dot technology continues to evolve, with new discoveries and refinements being made on an ongoing basis.  The Company intends to be at the forefront of technological development, and will focus a significant part of its efforts on this, as it has done historically. Continuing R&D activities at the Wet Lab will be an important aspect of our strategy, as will our collaboration with Rice University, University of Arizona, Texas State University and the numerous research centers and departments with which we have relationships.  No assurances can be given that we will be able to successfully maintain and enhance our competitive position in the growing quantum dot market.

Our future success is dependent upon our licenses and intellectual property rights and know-how and protecting these rights.

Our key assets include our patents, licenses and intellectual property rights, knowhow and the expertise, capabilities and relationships brought to us by our management team.  We will continue to develop our intellectual property portfolio and licensing rights, and we currently have two patents pending related to the continuous flow production of QDs. No assurances can be given that we will be successful in building out our portfolio of owned and licenses intellectual property and in protecting these rights.

Our business is subject to environmental and other regulations.

Our business is subject to various types of government regulations, including regulation of hazardous materials used in or produced by the manufacture or use of nanomaterials and restrictions on the chemical composition of QDs used in the various applications. Our management believes that our patented and licensed chemistry and continuous manufacturing process allows us to comply with current regulations by producing nanomaterials with the use of environmentally friendly solvents, which are nevertheless contained and recycled in the production process. However, new regulations or requirements may develop that could adversely affect us or our products in the future.

As we grow, we will need to obtain and retain additional qualified management and personnel.

We have traditionally operated with limited resources and infrastructure. We have a total of 12 full-time employees, including our management team.  Our board of directors, scientific advisory board and management team are comprised of individuals from a range of backgrounds, with a strong representation from the business and scientific community. This includes Dr. Michael Wong, the inventor of our TQD dot chemistry, and Dr. Ghassan Jabbour, the inventor of our printed electronics technology. Each of these individuals brings significant value to the Company through his connections and relationships with Rice University, University of Arizona and various other university, research and industry contacts.

As we move into the next stage of our business, our board of directors and management team will seek to continue to be strengthened by the recruitment of additional members.  We have recently established a separate scientific advisory board comprised of individuals with strong scientific backgrounds.  As our finances permit, we will seek to add additional employees in operating management, sales/marketing, R&D, production and administration. Additional staffing will be added from time-to-time, as necessary, when our business expands and the scale up of production accelerates. No assurances can be given that we will be successful in hiring and retaining additional qualified board members, management and staff personnel from time-to-time as necessary.

Our future success depends upon our ability to compete in the market place.

The commercial quantum dot industry is relatively young and undeveloped, with a number of small competitors attempting to establish themselves in different segments employing one or more competitive strategies. Competition among these companies is based on product quality and performance characteristics, volume, price and continuing research development and product improvements. We believe that we are well positioned to compete in each of the aforementioned four areas.  Nevertheless, we are subject to other competitive risks of early stage and commercial businesses generally, and of advanced technology businesses in particular, including competing in an environment where other companies may be better financed or have more experience than us.

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

We expect to expand our business in order to satisfy demand for our QDs and obtain market share. To manage the development and expansion of our operations, we will be required to improve our operational and financial systems, procedures and controls and expand, train and manage a larger employee base. Our management will also be required to maintain and expand our relationships with customers, distribution partners, suppliers and other third parties and attract new customers, distribution partners and suppliers. In addition, our current and planned operations, personnel, systems and internal procedures and controls might be inadequate to support our future growth. If we cannot manage our growth effectively, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, and our business and results of operations could be harmed.

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

Technological changes in the QDs and end-user industries could render our products uncompetitive or obsolete, which could reduce our market share and cause our revenues to decline.

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

•      unavailability of government grants from foreign sources, or for government grants that have been approved, risk of forfeiture or repayment in whole or in part;

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

Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the competitive position of our technology and our products relative to our competitors. We can provide no assurance that we will be able to establish new strategic relationships in the future. In addition, strategic alliances that we may establish, will subject us to a number of risks, including risks associated with sharing proprietary information, loss of control of operations that are material to our business and profit-sharing arrangements. Moreover, strategic alliances may be expensive to implement, require us to issue additional shares of our common stock and subject us to the risk that the third party will not perform its obligations under the relationship, which may subject us to losses over which we have no control or expensive termination arrangements. As a result, our business may be adversely affected by a number of factors that are outside of our control.

If we are unable to protect our intellectual property adequately, we could lose our competitive advantage in the nanotechnology market.

Our ability to compete effectively against competing technologies will depend, in part, on our ability to protect our current and future licensed and other proprietary technology, product designs and manufacturing processes by obtaining, maintaining, and enforcing our intellectual property rights through a combination of licenses, patents, copyrights, trademarks, and trade secrets and also through unfair competition laws. We may not be able to obtain, maintain or enforce adequately our intellectual property and may need to defend our products against infringement or misappropriation claims, either of which could result in the loss of our competitive advantage in our marketplace and materially harm our business and profitability. The risks we face in protecting our intellectual property and in developing, manufacturing, marketing and selling our products include:

•      possible loss of our exclusive licenses with Rice and the University of Arizona;

•      we may choose not to file patent applications for or not to maintain issued patents for certain innovations that later turn out to be important, or we may choose not to obtain foreign patent protection at all or to obtain patent protection in only some of the foreign countries, which later turn out to be important markets for us;

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

•      third parties may seek to challenge or invalidate any owned or licensed patents, which can result in a narrowing of or invalidating our patents or licensed patents, or rendering such rights unenforceable;

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

•      we rely on trade secret protections to protect our interests in proprietary know-how and processes for which patents are difficult to obtain or enforce; however, we may not be able to protect our trade secrets adequately; and

•      the contractual provisions on which we rely to protect our trade secrets and proprietary information, such as our confidentiality agreements and NDAs with our employees, consultants and other third parties, may be breached, and our trade secrets and proprietary information may be disclosed to competitors, strategic partners and the public, or others may independently develop technology equivalent to our trade secrets and proprietary information.

Our technology and products could unknowingly infringe intellectual property rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and disrupt our business.

In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries. While we have received a freedom to operate opinion from our intellectual property counsel, there may be patents or patent applications in the United States or other countries that are pertinent to our products or business of which we are not aware. The technology that we incorporate into and use to develop and manufacture our intended products may be subject to claims that they infringe the patents or proprietary rights of others. The success of our business will also depend on our ability to develop new technologies without infringing the intellectual proprietary rights of others. Third parties may allege that we infringe patents, trademarks or copyrights, or that we misappropriated trade secrets. These allegations could result in significant costs and diversion of the attention of management.

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

We have entered into license agreements for technologies and intellectual property rights, including QDs. Our Rice License, which currently permits us to grant sublicenses, is subject to other terms and conditions which may limit our ability to use the licensed intellectual property under certain circumstances. For example, our quantum dot license may terminate if we materially breach the Rice License or if we abandon the construction of a manufacturing facility to exploit the licensed technology. We may need to enter into additional license agreements in the future for other technologies or intellectual property rights of third parties. Such licenses, however, may not be available to us on commercially reasonable terms or at all.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in potentially significant monetary damages and penalties and adverse publicity.

If we fail to comply with present or future environmental laws or regulations, we may be required to pay substantial civil or criminal penalties, incur significant capital expenditures, or suspend, limit or cease operations. Any failure by us to control the use of or generation of, or to restrict adequately the discharge or disposal of, hazardous substances or wastes or to otherwise comply with the complex, technical environmental regulations governing our activities could subject us to potentially significant monetary damages and penalties, criminal proceedings, third party property damage or personal injury claims, natural resource damage claims, cleanup or other costs, or restrictions or suspensions of our business operations. In addition, under some foreign, federal and state statutes and regulations governing liability for releases of hazardous substances or wastes to the environment, a governmental agency or private party may seek recovery of response costs or damages from generators of the hazardous substances or operators of property where releases of hazardous substances have occurred or are ongoing, even if such party was not responsible for the release or otherwise at fault. Also, federal, state or international environmental laws and regulations may ban or restrict the availability and use of certain hazardous or toxic raw materials that are or may be used in producing our products, and substitute materials may be more costly or unsatisfactory in performance. We believe that we either have all environmental permits necessary to conduct our business or have initiated the process to obtain additional or modified environmental permits needed to conduct our business. While we are not aware of any outstanding, material environmental claims, liabilities or obligations, future developments such as the implementation of new, more stringent laws and regulations, more aggressive enforcement policies, or the discovery of unknown environmental conditions associated with our current or past operations or properties may require expenditures that could have a material adverse effect on our business, results of operations or financial condition. Any noncompliance with or incurrence of liability under environmental laws may subject us to adverse publicity, damage our reputation and competitive position and/or adversely affect sales of our products.

Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant monetary penalties and adverse publicity.

Our intended manufacturing operations and research and development activities involve the use of mechanical equipment which involves a risk of potential injury to our employees. These operations are subject to regulation under the Occupational Safety and Health Act (“OSHA”).  If we fail to comply with OSHA requirements, or if an employee injury occurs, we may be required to pay substantial penalties, incur significant capital expenditures, suspend or limit production or cease operations. Also, any such violations, employee injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and/or adversely affect sales of our products.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

Like other retailers, distributors and manufacturers of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that the use of our products we sell results in injury. Since some of our products may be used in electricity producing devices, it is possible that consumers could be injured or killed by our products, whether by product malfunctions, defects, improper installation or other causes. In addition, since the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether or not product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. We intend to rely on our general liability insurance to cover product liability claims and currently do not expect to obtain separate product liability insurance. The successful assertion of product liability claims against us could result in potentially significant monetary damages and if our insurance protection is inadequate to cover these claims, such claims could require us to make significant payments. Also, any product liability claims and any adverse outcomes with respect thereto may subject us to adverse publicity, damage our reputation and competitive position and/or adversely affect sales of our products.

Our sales, marketing and distribution plans may substantially rely on the efforts and abilities of third parties and such plans may not be successful.

We intend to sell our products to product manufactures, domestic and international distributors, and other resellers. Most of our distribution partners will have a geographic or applications focus. We expect to collaborate closely with a number of manufacturers and distributors, both domestically and in the future, internationally. We are actively working to recruit our distribution partners by very careful selection of a few accounts and channel partners. We intend to selectively pursue additional strategic relationships with other companies worldwide for the joint marketing, distribution and manufacturing of our products. These resellers are expected to range from large, multinational corporations to small, development-stage companies, each chosen for their particular expertise. We believe that these relationships will enable us to leverage the marketing, manufacturing and distribution capabilities of other companies, explore opportunities for additional product development and more easily enter new geographic markets in a cost effective manner, attract new distribution partners and develop new applications for our products.  Our sales, marketing and distribution plans may substantially rely on the efforts and abilities of third parties and such plans may not be successful. Moreover, we face risks associated with the marketing, distribution and sale of our products internationally.

Risks Related to Our Common Stock

We are subject to the reporting requirements of the federal securities laws, which can be expensive.

We are a public reporting company in the United States and, accordingly, we are subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports and other information with the SEC will cause our expenses to be higher than they would be if we were a privately-held company.

The issuance or sale of equity, convertible or exchangeable securities in the market, or the perception of such future sales or issuances, could lead to a decline in the price, if any, of our common stock.

Any issuance of equity, convertible or exchangeable securities, including for the purposes of expansion of our business, may have a dilutive effect on our existing stockholders. In addition, the perceived risk associated with the possible issuance of a large number of shares or convertible securities exchangeable into a large number of shares could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. Subsequent sales of our common stock in the open market or the private placement of our common stock or convertible securities exchangeable into our common stock could also have an adverse effect on the market price, if any, of our shares. If our stock price declines, it may be more difficult for us to or we may be unable to raise additional capital.

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

Our revenue and earnings may fluctuate significantly from quarter to quarter in the future due to a variety of factors, including, without limitation:

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

•   industry adoption of quantum dot technology or other new competing technologies;

•   the timing of adding the personnel necessary to execute our growth plan; and

•   the cost of raw materials

We anticipate that our operating expenses will continue to increase significantly, particularly as we begin production and develop our internal infrastructure to support our anticipated growth. If our product revenues in any quarter do not increase correspondingly, our net losses for that period will increase. Moreover, given that a significant portion of our operating expenses is largely fixed in nature and cannot be quickly reduced, if our product revenues are delayed or below expectations, our operating results are likely to be adversely and disproportionately affected. For these reasons, quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and you should not rely on results of operations in any particular quarter as an indication of future performance. If our quarterly revenue or results of operations fall below the expectations of investors or public market analysts in any quarter, the market value of our common stock would likely decrease, and it could decrease rapidly and substantially.

THE FOREGOING RISK FACTORS DO NOT PURPORT TO BE A COMPLETE EXPLANATION OF THE RISKS INHERENT IN AN INVESTMENT IN THE COMPANY.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

In June 2013, the Company opened a Wet Lab and principal executive office facility in San Marcos, Texas for research and development and the production of quantum dots and other nanomaterials. In June 2015, the Company moved into a larger Wet Lab space in the same facility. Our monthly rent for the San Marcos Wet Lab and office is currently $4,066.

Item 3.  Legal Proceedings

Not applicable.

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

As of June 30, 2015, there were 307,097,420 shares of common stock outstanding and 201 stockholders of record according to the Company’s transfer agent.

The following table sets forth the high and low closing prices for our common stock during the most recent two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
September 30, 2013	$0.07	$0.04
December 31, 2013	$0.06	$0.04
March 31, 2014	$0.07	$0.04
June 30, 2014	$0.28	$0.05
September 30, 2014	$0.42	$0.19
December 31, 2014	$0.24	$0.12
March 31, 2015	$0.24	$0.14
June 30, 2015	$0.19	$0.14

Historically we have not paid cash dividends on our common stock, and the Board of Directors intends to retain all of our earnings, if any, to finance the development and expansion of our business. There can be no assurance that our operations will prove profitable to the extent necessary to pay cash dividends. Moreover, even if such profits are achieved, the future dividend policy will depend upon our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.

Issuer Sales of Restricted Securities

From July 1, 2014 to June 30, 2015, we had the following sales of unregistered common stock.

			Consideration Received and
			Description of Underwriting		If Option, Warrant or
			or Other Discounts to Market		Convertible Security,
			Price or Convertible Security	Exemption from	Terms of Exercise
Date of Sale	Title of Security	Number Sold	Afforded to Purchases	Registration Claimed	or Conversion

July 2014	Common Stock	766,667	Shares issued for warrants exercised; $46,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2014	Common Stock	582,034	$119,070 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2014	Common Stock	100,000	Shares issued for warrants exercised; $8,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2014	Common Stock	2,511,811	$355,375 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2014	Common Stock	1,387,500	Shares issued for warrants exercised; $82,625 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2014	Common Stock	52,154	Shares issued in exchange for $12,778 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2014	Common Stock	1,999,333	Shares issued upon conversion of $299,900 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2014	Common Stock Warrant	1,999,333	Warrants issued upon conversion of $299,900 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $0.30 per share through October 31, 2019
October 2014	Common Stock	3,830,077	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2014	Common Stock	208,333	Shares issued for warrants exercised; $10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2014	Common Stock Warrant	500,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.05 per share through May 15, 2016
October 2014	Common Stock Warrant	1,300,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.05 per share through May 15, 2016
October 2014	Common Stock Warrant	115,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.07 per share through May 31, 2016
November 2014	Common Stock	334,000	Shares issued upon conversion of $50,100 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2014	Common Stock Warrant	334,000	Warrants issued upon conversion of $50,100 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $0.30 per share through November 4, 2019
November 2014	Common Stock	366,667	Shares issued for warrants exercised; $23,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2014	Common Stock	40,483	Shares issued in exchange for $9,028 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2014	Common Stock	8,333,333	Shares issued upon conversion of $500,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2014	Common Stock	833,334	Shares issued upon conversion of $125,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2014	Common Stock Warrant	833,334	Warrants issued upon conversion of $125,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $0.30 per share through November 5, 2019
December 2014	Common Stock	283,334	Shares issued for warrants exercised; $21,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2014	Common Stock	591,667	Shares issued for warrants in cashless exercise; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2014	Common Stock Warrant	400,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.10 per share through December 15, 2016
January 2015	Common Stock	666,667	Shares issued upon conversion of $100,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
January 2015	Common Stock Warrant	666,667	Warrants issued upon conversion of $100,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $0.30 per share through January 21, 2017
January 2015	Common Stock	550,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
January 2015	Common Stock	425,000	Shares issued for warrants exercised; $34,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
January 2015	Common Stock	401,096	Shares issued in exchange for $16,044 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
January 2015	Common Stock Warrant	6,250,000	Warrants issued upon closing of $500,000 debenture; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $0.06 per share through January 15, 2017
February 2015	Common Stock	2,416,668	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2015	Common Stock	766,667	Shares issued for warrants exercised; $46,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2015	Common Stock	67,946	Shares issued in exchange for $2,718 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2015	Common Stock	10,000,000	Shares issued upon conversion of $400,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2015	Common Stock Warrant	187,970	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.13 per share through February 6, 2017
March 2015	Common Stock	2,687,970	$125,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
March 2015	Common Stock Warrant	1,250,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 per share through March 6, 2017
March 2015	Common Stock Warrant	1,250,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 per share through March 13, 2017
March 2015	Common Stock	633,334	Shares issued for warrants exercised; $38,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
April 2015	Common Stock	2,250,000	Shares issued upon conversion of $250,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
April 2015	Common Stock Warrant	333,333	Warrants issued upon conversion of $50,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $0.30 per share through April 25, 2017
April 2015	Common Stock Warrant	416,667	Warrants issued upon conversion of $50,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $0.24 per share through April 25, 2017
April 2015	Common Stock	5,300,000	$530,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
April 2015	Common Stock	3,206,721	Shares issued for warrants exercised; $174,080 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
May 2015	Common Stock	4,000,000	$400,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
May 2015	Common Stock	362,500	Shares issued for warrants exercised; $23,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
June 2015	Common Stock	131,579	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
June 2015	Common Stock	200,000	Shares issued for warrants exercised; $12,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
June 2015	Common Stock Option	14,300,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.10 per share through April 2, 2020
June 2015	Common Stock Option	2,000,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.10 per share through May 4, 2020
June 2015	Common Stock Warrant	5,000,000	Warrants issued for services; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $0.07 per share through June 15, 2018
June 2015	Common Stock Warrant	555,555	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.18 per share through September 11, 2016

From July 1, 2013 to June 30, 2014, we had the following sales of unregistered common stock.

			Consideration Received and
			Description of Underwriting		If Option, Warrant or
			or Other Discounts to Market		Convertible Security,
			Price or Convertible Security	Exemption from	Terms of Exercise
Date of Sale	Title of Security	Number Sold	Afforded to Purchases	Registration Claimed	or Conversion

July 2013	Common Stock	4,000,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
July 2013	Common Stock	3,318,000	Shares issued from prior year	Section 4(2); and/or Rule 506	Not applicable
August 2013	Common Stock	2,812,500	$112,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2013	Common Stock	1,700,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2013	Common Stock Warrant	3,716,667	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.055 to $0.062 per share through August 7 - 30, 2015
September 2013	Common Stock	1,250,001	$77,500 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2013	Common Stock	452,490	Shares issued in exchange for $39,113 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2013	Common Stock	166,667	$10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2013	Common Stock	1,950,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2013	Common Stock Warrant	250,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.06 per share through October 8 - 25, 2015
November 2013	Common Stock Warrant	83,334	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.06 per share through November 30, 2015
December 2013	Common Stock	700,000	$35,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2013	Common Stock	1,537,199	Shares issued in exchange for $37,099 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2013	Common Stock Warrant	125,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 per share through December 19, 2015
January 2014	Common Stock	533,333	$27,500 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
January 2014	Common Stock Warrant	1,250,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.06 per share through January 24, 2016
January 2014	Common Stock Warrant	250,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.06 per share through January 23, 2017
January 2014	Common Stock Options	17,071,081	Options issued in exchange for accrued salaries; no commissions paid	Section 4(2); and/or Rule 506	Options exercisable at $0.06 per share through February 10, 2019
February 2014	Common Stock	1,250,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2014	Common Stock Warrant	5,000,000	Warrants issued upon closing of $400,000 debenture; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $0.06 per share through December 31, 2016
February 2014	Common Stock Warrant	708,333	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 to $0.045 per share through February 6 - 11, 2016
March 2014	Common Stock	641,026	Shares issued in exchange for $37,500 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
March 2014	Common Stock	2,500,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
April 2014	Common Stock	3,991,666	$187,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
April 2014	Common Stock	2,250,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
April 2014	Common Stock Warrant	1,159,555	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.043 per share through April 14, 2016
April 2014	Common Stock	6,666,667	Shares issued in exchange for accrued salaries; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
May 2014	Common Stock	1,800,000	$90,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
May 2014	Common Stock	2,000,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
May 2014	Common Stock Warrant	461,538	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.065 per share through May 27 - 28, 2016
June 2014	Common Stock	7,072,888	$291,333 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
June 2014	Common Stock	6,575,000	Shares issued in exchange for accrued salaries; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
June 2014	Common Stock Options	6,083,333	Options issued for services; no commissions paid	Section 4(2); and/or Rule 506	Options exercisable at $0.08 per share through June 6, 2019
June 2014	Common Stock	850,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
June 2014	Common Stock	3,363,654	Shares issued upon conversion of $200,000 of note payable; no commissions paid	Section 3(a)(9)	Not applicable
June 2014	Common Stock Options	833,334	Options issued upon conversion of $200,000 of note payable; no commissions paid	Section 3(a)(9)	Options exercisable at $0.08 per share through May 30, 2019
June 2014	Common Stock	16,666,667	Shares issued upon conversion of $1,000,000 of debentures; no commissions paid	Section 3(a)(9)	Not applicable
June 2014	Common Stock	666,662	Shares issued in exchange for $49,818 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
June 2014	Common Stock	880,000	Shares issued for warrants exercised; $43,200 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable

Repurchase of Securities

In the year ended June 30, 2015, there were no purchases by the Company of its common stock. A former employee cancelled 2,600,000 shares. See Note 14.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the “Risk Factors” section and elsewhere in this Form 10-K, which are incorporated herein by reference.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this Form 10-K and other Company filings with the Securities and Exchange Commission and in our reports to stockholders. Statements that relate to other than strictly historical facts, such as statements about the Company’s plans and strategies and expectations for future financial performance are forward-looking statements within the meaning of the Act. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will” and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance, and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See “Risk Factors” for a discussion of events and circumstances that could affect our financial performance or cause actual results to differ materially from estimates contained in or underlying our forward-looking statements.

Business Overview

Quantum Materials Corp. (OTC:QTMM) (“QMC”) is a nanotechnology company specializing in the design, development, production and supply of nanomaterials, including quantum dots (“QDs”), tetrapod quantum dots (“TQDs”), and other nanoparticles for a range of applications in televisions, displays and other optoelectronics, photovoltaics, solid state lighting, life sciences, security ink, battery, and sensor sectors of the market. Solterra Renewable Technologies, Inc. is a wholly-owned operating subsidiary of QMC that is focused on the photovoltaic (solar cell) market (“Solterra”).

QDs are nanoscale semiconductor crystals typically between 10 and 100 atoms in diameter. Approximately 10,000 would fit across the diameter of a human hair. Their small size makes it possible for them to exhibit certain quantum mechanical properties. QDs emit either photons or electrons when excited. In the case of photons, the wavelength (color) of light emitted varies depending on the size of the quantum dot. As such, the photonic emissions can be tuned by the creation of QDs of different sizes. Their unique properties as highly efficient, next generation semiconductors have led to the use of QDs in a range of electronic and other applications in the biomedical, display, and lighting industries. QDs also have applications in solar cells, where their characteristics enable conversion of light energy into electricity with the potential for significantly higher efficiencies and lower costs than existing technologies, thereby creating the opportunity for a step change in the solar energy industry through the use of QDs in printed photovoltaic cells.

QDs were first discovered in the early 1980s and the industry has developed to the point where QDs are now being used in an increasing range of applications, including the television and display industries, the light emitting diode (“LED”) lighting (also known as solid-state lighting) industry, and the biomedical industry. LG, Samsung, and other companies, have recently launched new televisions using QDs to enhance the picture color quality and power efficiency. A number of major lighting companies are developing product applications using QDs to create a more natural light for LEDs. The biomedical industry is using QDs in diagnostic and therapeutic applications; and such applications are being developed to print highly efficient photovoltaic solar cells in mass quantities at a low cost.

A key challenge for the quantum dot industry has been and may continue to be its ability to scale up production volumes sufficiently to meet growing demand for QDs while maintaining product quality and consistency and reducing the overall costs of supply to stimulate new applications. QDs remain an extremely expensive commodity. A number of recent market research reports have forecasted rapid growth in the QD market including “Quantum Dot Market by Product (Display, Medical Devices, Batteries, Solar Cells, Sensors, and Others), Material, Application (Healthcare, Consumer, Defense, and Industry), and Geography - Forecast up to 2020” published by MarketsandMarkets in January 2015 which states “The quantum dot market is estimated to reach $4,704.86 million by 2020, at a CAGR of 63.61% from 2014 to 2020.” Also published in January 2015, Touch Display Research forecasts that “the quantum dot display and lighting component market will surpass $2 billion by 2016 and reach $10.6 billion by 2025.”

The Company recently acquired several patents and patent applications in five diverse sets of patent families from Bayer Technology Services GmbH, the global technological backbone and major innovation driver for Bayer AG of Leverkusen, Germany (the “Bayer Patents”). The Bayer Patents acquired provide broad intellectual property protection for advances the Company has achieved in economical high-volume QD manufacturing. In addition, the Bayer Patents cover volume production technology for heavy metal-free QDs and nanoparticles; increasing quantum yields; heavy metal-free QDs; and hybrid organic quantum dot solar cell (“QDSC”) production as well as a surface modification process for increased efficiency of high performance solar cells and printed electronics.

In addition to the Bayer Patents, the Company has a worldwide exclusive license from William Marsh Rice University (“Rice”) to a patented chemical process that permits it to produce high performance TQDs using a lower cost and environmentally friendly solvent for greater manufacturing flexibility. The Company has developed proprietary equipment that allows it to mass produce consistent quantities of QDs and TQDs in a continuous process at lower capital costs than other existing processes. It also has the exclusive license to a patented screen printing technique for manufacture of OLEDs. The Company believes that these intellectual properties and proprietary technologies position the Company to become a leader in the overall nanomaterials and quantum dot industry, and a preferred supplier of high performance QDs and TQDs to an expanding range of applications.

Plan of Operation

The Company currently operates from a leased facility, the Wet Lab, in San Marcos, Texas at the Star Park Technology Center, an extension of Texas State University. This location provides the Company with convenient access to university faculty and specialized laboratory facilities that can support joint research and development efforts with Texas State University.  Located 30 miles south of Austin, Texas, this location is also in close proximity to a number of leading companies in the electronics, lighting, solar, and life sciences markets.

The Company has established commercial-scale continuous manufacturing equipment at the Wet Lab and now has the capacity to produce more than two metric tons (2,000kg) per year of nanomaterials for supply to its customers. Management believes that the production capacity of the Wet Lab is similar to, or greater than its largest competitors’ operating factories which are much larger and require significantly larger capital expenditures. This efficiency is the direct result of the Company’s patented continuous flow process and proprietary manufacturing equipment.  While the Company plans to work extensively with its current provider of equipment, the Company owns all rights to the designs and intellectual property resulting from the development project, and could contract with one or more other competent suppliers of equipment, if necessary.

The Company expects to commence generating limited revenues from the production of materials at the Wet Lab before the end of calendar year 2015. Such revenues are expected to be modest initially and will be dependent upon the Company generating purchase orders from potential customers currently under non-disclosure agreements (“NDAs’) and evaluating the Company’s technology. As part of this strategy, the Company has engaged in discussions with numerous target customers and has signed a number of NDAs and sample supply agreements (“Sample Agreements”) to increase the probability of receiving firm orders from one or more of these entities.

The Company’s marketing strategy is to engage in joint ventures or other strategic arrangements with manufacturers, distributors, and others to jointly develop applications using its patented continuous production process. Such joint collaborations will involve the Company working closely with its industry counterparts to optimize the performance of the Company’s materials in each application or device and to use the results from product development and testing to further enhance product specifications. As of June 30, 2015, the Company has entered into one joint development agreement with a major display panel manufacturer but has not entered into any formal commercial supply agreements, joint ventures, or licensing agreements.

These collaborations will support the Company’s internal research and development activities which will continue to be a primary part of the Company’s business. The principal revenue streams for the Company are expected to be from (i) sales of QDs and other nanomaterials, (ii) royalties from sales of products and components by third parties incorporating the Company’s products, (iii) milestone payments under joint development arrangements with product developers and manufacturers, and (iv) sublicensing fees where the Company engages in sublicensing arrangements for its technology.

The Company’s ongoing research and development functions are considered key to maintaining and enhancing its competitive position in the growing nanomaterials and quantum dot market. Nanomaterials and quantum dot technology continue to evolve, with new discoveries and refinements being made on an ongoing basis. The Company intends to be at the forefront of technological development, and will focus a significant part of its efforts on this, as it has done historically. Continuing R&D activities at the Wet Lab and the Company’s collaboration with Texas State University, Rice University, University of Arizona, and the numerous other research centers and departments with which the Company has relationships will be important aspects of the Company’s strategy.

Solterra plans to utilize QMC’s patented low-cost, high-volume quantum dot production combined with TQD technology licensed from Rice to commercialize quantum dot solar cells at a fraction of the cost of current silicon based solar cells.

The business of the Company is subject to various types of government regulations, including restrictions on the chemical composition of nanomaterials used in life sciences and other sensitive applications, and regulation of hazardous materials used in or produced by the manufacture or use of QDs. Management believes that the patented (owned and licensed) processes and proprietary manufacturing equipment employed allow the Company to comply with current regulations by producing nanomaterials and by using environmentally friendly solvents, which are nevertheless contained and recycled in the production process. However, new regulations or requirements may develop that could adversely affect the Company or its products in the future. See “Risk Factors” section.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our judgments and estimates in determining our financial condition and operating results. Estimates are based upon information available as of the date of the consolidated financial statements and, accordingly, actual results could differ from these estimates, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and require management’s most subjective judgments often as a result of the need to make estimates about the effect of matters inherently uncertain. The most critical accounting policies and estimates are described below.

Cash and Cash Equivalents:  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash:  Restricted cash represents cash held in escrow for the purpose of purchasing the Company’s microreactors. Restricted cash is not generally available to the Company until the purchase has been paid in full, at such time any excess funds will be transferred to the Company.

Financial Instruments:  Financial instruments consist of cash and cash equivalents, restricted cash, payables, and convertible debentures. The carrying value of these financial instruments approximates fair value due to either their short-term nature or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Property and Equipment:  Property and equipment are stated at cost. Depreciation is computed on the straight-line basis over the estimated useful lives of the various classes of assets as follows:

Furniture and fixtures	7 years
Computers and software	3 years
Machinery and equipment	10 years

Licenses and Patents:  Licenses and patents are stated at cost. Amortization is computed on the straight-line basis over the estimated useful life of five years.

Asset Impairment:  In accordance with Accounting Standards Codification (ASC) 360-10-35 “Impairment or Disposal of Long-Lived Assets”, the Company evaluates the recoverability of property and equipment if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value. There were no impairment charges in the statements of operations during the years ended June 30, 2015 and 2014.

Income Taxes:  The Company follows ASC 740 “Income Taxes” regarding the accounting for deferred tax assets and liabilities. Under the asset and liability method required by this guidance, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A deferred tax asset will be reduced by a valuation allowance when, based on the Company’s estimates, it is more likely than not that a portion of those assets will not be realized in a future period.

The Company follows ASC 740 “Income Taxes” regarding the accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold that an income tax position is required to meet before recognizing in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. Additionally, the Company recognizes income tax related penalties and interest in the provision for income taxes.

Use of estimates:  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Beneficial Conversion:  Debt and equity instruments that contain a beneficial conversion feature are recorded as a deemed dividend to the holders of the convertible notes. The deemed dividend associated with the beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the equity instrument limited to the value received. The beneficial conversion amount is recorded as beneficial conversion expense and an increase to additional paid-in-capital.

Derivative Instruments:  The Company enters into financing arrangements which may consist of freestanding derivative instruments or hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the consolidated balance sheets and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, considering all of the rights and obligations of each instrument.

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, the Company generally uses the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Since derivative financial instruments are initially and subsequently carried at fair values, income (expense) going forward will reflect the volatility in these estimates and assumption changes. Increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

Fair value measurements:  The Company estimates fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability.  The valuation techniques require inputs that are categorized using a three-level hierarchy, from highest to lowest level of observable inputs, as follows: (1) significant observable inputs, including unadjusted quoted prices for identical assets or liabilities in active markets (“Level 1”), (2) significant other observable inputs, including direct or indirect market data for similar assets or liabilities in active markets or identical assets or liabilities in less active markets (“Level 2”) and (3) significant unobservable inputs, including those that require considerable judgment for which there is little or no market data (“Level 3”).  When multiple input levels are required for a valuation, the Company categorizes the entire fair value measurement according to the lowest level of input that is significant to the measurement even though other significant inputs that are more readily observable may have also utilized.

Research and Development Costs:  Research and development (R&D) costs are expensed as incurred. These expenses include the costs of our proprietary R&D efforts, as well as costs incurred in connection with certain licensing arrangements.

Liquidity and Capital Resources

At June 30, 2015 we had a working capital surplus of $55,736, with total current assets and liabilities of $997,560 and $941,824, respectively. Included in the liabilities is $577,027 that is owed to our officers, directors and employees for services rendered and accrued through June 30, 2015. As a result, we have relied on financing through the issuance of common stock and convertible debentures as well as advances from a director and shareholder and employees’ wages being partially or fully accrued but not paid.

As of June 30, 2015, we lack cash or cash equivalent assets and continue to incur losses in operations. Over the past five years we have relied on sales of common stock to support operations and on various universities performing work and providing U.S. licensing rights under business agreements in which we have at times been in arrears in payments as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into securities of the Company. In April 2015, we completed an equity financing of $930,000. It may become necessary to seek additional financing in the future. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Year Ended June 30,
	2015	2014

Operating activities	$(2,277,697)	$(956,639)
Investing activities	$(660,831)	$(368,824)
Financing activities	$3,491,866	$1,273,533

Operating Activities. Net cash used in operating activities was $2,277,697 for the year ended June 30, 2015 compared to $956,639 for the same period of 2014, an increase of $1,321,058. The increase was primarily driven by increases in legal and audit fees, compensation, and corporate and travel expenses.

Investing Activities. Net cash used in investing activities was $660,831 for the year ended June 30, 2015 compared to $368,824 for the same period of 2014, an increase of $292,007. The increase is due to the purchase of a second microreactor and certain patents from Bayer AG.

Financing Activities. Net cash provided by financing activities was $3,491,866 for the year ended June 30, 2015 compared to $1,273,533 for the same period of 2014, an increase of $2,218,333. The increase is due to greater cash proceeds from the issuance of common stock of $1,173,616 and convertible debentures of $950,050.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes we will be able to meet our obligations and continue our operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to reflect the carrying value and classification of assets and liabilities should we be unable to continue as a going concern.  At June 30, 2015, we have not yet achieved profitable operations, have a working capital surplus of $55,736 and expect to incur further losses in the development of the business, all of which casts substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We continue to explore available financing options, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that future financing, if needed, will be obtained on terms satisfactory to us, if at all. Further, we can provide no assurances that one or more mutually acceptable licensing agreement(s) will be entered into on terms satisfactory to us, if at all. In this respect, see Note 1 in our notes to the consolidated financial statements for additional information as to the possibility that we may not be able to continue as a going concern.

Results of Operations - Year Ended June 30, 2015 Compared to Year Ended June 30, 2014

Balance Sheets

Cash and Cash Equivalents

At June 30, 2015, the Company’s consolidated balance sheet included cash and cash equivalents of $673,839 compared to $120,501 at June 30, 2014, representing an increase of $553,338. In April and May of 2015, $930,000 was raised through the sale of common stock.

The Company has been in a development stage since inception.  As a result, the Company has relied on financing through the issuance of common stock and convertible debentures.

Property and Equipment

Property and equipment increased $480,113 during the year ended June 30, 2015 due to the purchase of a second microreactor.

Licenses and Patents

Licenses and patents increased $103,786 during the year ended June 30, 2015 due to the purchase of certain patents from Bayer AG.

Accounts payable and accrued expenses

The balance at June 30, 2015 was $940,925 compared to $965,942 at June 30, 2014. The balance at June 30, 2015 is comprised of accrued liabilities to employees for unpaid wages of $577,027, legal fees of $311,601 and other miscellaneous accruals of $52,297. The balance at June 30, 2014 is comprised of accrued liabilities to employees for unpaid wages of $784,164 and other miscellaneous accruals of $181,778.

Fair value of embedded conversion feature

We have evaluated the application of ASC 815 to the Convertible Note issued November 4, 2008.  Based on the guidance in ASC 815, we concluded these instruments were required to be accounted for as derivatives due to the down round protection feature on the conversion price and the exercise price.  We record the fair value of these derivatives on the consolidated balance sheets at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Change in fair value of derivative liabilities”.  See Note 5.

During the year ended June 30, 2015, the remaining $500,000 of principal of the November 4, 2008 debenture was converted into shares of our common stock and as a result, the balance of the derivative liability at June 30, 2014 of $1,871,337 was booked as a gain in the statement of operations.

Convertible Debentures

During the year ended June 30, 2015, we entered into the following convertible debenture agreements (see Note 6):

September 2014 Convertible Debenture

Between September 16, 2014 and October 28, 2014, the Company entered into Convertible Debenture Agreements to obtain a total of $500,050 in gross proceeds from five non-affiliated parties. The Debentures have terms of five years maturing between September 16, 2019 and October 30, 2019. The Debentures bear interest at the rate of 6% per annum and are pre-payable by the Company at any time without penalty. The Debenture holders have the right of conversion at a conversion price of $0.15 per share at any date, and will receive an equal number of warrants having a strike price of $0.30 per share and a term of five years.

November 2014 Convertible Debenture

On November 25, 2014, the Company entered into a Convertible Debenture Agreement which would allow the Company to borrow up to a total of $500,000 in gross proceeds from a non-affiliated party. The Debenture has a term of five years maturing on November 25, 2019 and bears interest at the rate of 6% per annum and is pre-payable by the Company at any time without penalty. As of June 30, 2015 the debenture holder funded five times between December 2014 and April 2017 for total proceeds to the Company of $350,000. The first three fundings of $50,000 each have the right of conversion at a conversion price of $0.15 per share at any date, and will receive an equal number of warrants having a strike price of $0.30 per share and a term of two years.  The fourth funding of $50,000 has the right of conversion at a conversion price of $0.12 per share at any date, and will receive an equal number of warrants having a strike price of $0.24 per share and a term of two years.  The fifth funding of $150,000 has the right of conversion at a conversion price of $0.10 per share at any date, and will receive an equal number of warrants having a strike price of $0.20 per share and a term of two years. In January 2015 $100,000 was converted into 666,667 of common stock and in April 2015 $250,000 was converted into 2,250,000 of common stock.

January 2015 Convertible Debenture

On January 15, 2015, the Company entered into Convertible Debenture Agreements to obtain $500,000 in gross proceeds from two non-affiliated parties. The Debentures have a term of two years maturing on January 15, 2017 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture holders have the right of conversion at a conversion price of $0.06 per share at any date. The debenture holders received 6,250,000 common stock warrants exercisable at $0.06 per share through January 15, 2017. The debt is secured by a security interest in certain microreactor equipment. The Agreement also provides for the investor to have the right to appoint one member to the Company’s Board of Directors in the event that any one of the aforementioned debentures are converted into common stock of the Company.

Debenture Conversions

The following convertible debenture conversions occurred during the years ended June 30, 2015 and 2014:

In November 2014, holders of $500,000 principal associated with the convertible debenture issued in November 2008, converted the principal into 8,333,333 shares of the Company’s common stock at the conversion price of $0.06 per share.

In February 2015, holders of $400,000 principal associated with the convertible debenture issued in February 2014, converted the principal into 10,000,000 shares of the Company’s common stock at the conversion price of $0.04 per share.

In the period October — December 2014, holders of $475,000 principal associated with the convertible debenture issued in September 2014, converted the principal into 3,166,667 shares of the Company’s common stock at the conversion price of $0.15 per share.

In January 2015, holders of $100,000 principal associated with the convertible debenture issued in November 2014, converted the principal into 666,667 shares of the Company’s common stock at the conversion price of $0.15 per share.

In April 2015, holders of $50,000 principal associated with the convertible debenture issued in November 2014, converted the principal into 333,333 shares of the Company’s common stock at the conversion price of $0.15 per share.

In April 2015, holders of $50,000 principal associated with the convertible debenture issued in November 2014, converted the principal into 416,667 shares of the Company’s common stock at the conversion price of $0.12 per share.

In May 2015, holders of $150,000 principal associated with the convertible debenture issued in November 2014, converted the principal into 1,500,000 shares of the Company’s common stock at the conversion price of $0.10 per share.

In June 2014, holders of $1,000,000 principal associated with the convertible debenture issued November 2008, converted the principal into 16,666,667 shares of the Company’s common stock at the conversion price of $0.06 per share.

Statements of Operations

General and administrative expenses

During the year ended June 30, 2015 the Company incurred $3,439,681 of general and administrative expenses, a decrease of $268,988 from the $3,708,669 recorded for the year ended June 30, 2014.  The decrease in general and administrative expenses was due to a decrease of stock-based compensation of $1,640,183. This was offset by an increase in legal and audit fees of $747,780, other professional fees of $297,732, compensation expense of $115,695, and corporate and travel costs of $143,414.

Included in general and administrative expenses for the year ended June 30, 2015 was compensation of $1,071,199, legal and audit of $843,210, other professional fees of $689,466, travel expense of $213,355, corporate expense of $315,266 and stock based compensation of $230,273. Included in general and administrative expenses for the year ended June 30, 2014 was compensation of $955,504, legal and audit of $95,430, other professional fees of $391,734, travel expense of $139,893, corporate expense of $245,314 and stock based compensation of $1,870,456.

Research and development expenses

Research and development expenses of $64,460 were incurred during the year ended June 30, 2015, compared to $114,980 during the year ended June 30, 2014.

Change in fair value of derivative liabilities

This amount relates to the change in value of the derivative liabilities.  The change recorded in the year ended June 30, 2015 was a decrease of $1,871,337, decreasing the fair value of embedded conversion feature liability from $1,871,337 as of June 30, 2014 to $0 as of June 30, 2015.

Gain on settlement

The gain on settlement of $546,129 recorded during the year ended June 30, 2015 relates to the settlement reached with a former employee in December 2014. See Note 14.

Beneficial conversion feature on convertible debenture

The beneficial conversion expense for the year ended June 30, 2015 was $488,037 compared to $115,603 during the year ended June 30, 2014, an increase of $372,434. This is due to the beneficial conversion feature of the convertible debentures issued in September and November 2014 and January 2015.

Interest expense

Interest expense for the year ended June 30, 2015 was $66,647 compared to $164,945 during the year ended June 30, 2014.

Interest expense recorded during the year ended June 30, 2015 relates to the 8% interest associated with the $500,000 convertible debenture issued in November 2008 which was converted to shares in November 2014, the 8% interest associated with the $400,000 convertible debenture issued in February 2014 which was converted to shares in February 2015 and the 8% interest associated with the $500,000 convertible debentures issued in January 2015.

According to the provisions of the Convertible Debenture agreements, the Company has elected to issue shares of the Company’s common stock to pay accrued interest on the debentures.  In the year ended June 30, 2015 the Company issued 561,679 shares of the Company’s common stock to pay $40,568 of accrued interest payable.

Accretion of debt discount

The Company recorded $360,650 of accretion of debt discount expense during the year ended June 30, 2015 compared to $19,920 during the year ended June 30, 2014, an increase of $340,730. The increase is related to the debt discount recorded on the September 2014 and January 2015 convertible debentures.

Results of Operations

The following table sets forth our consolidated results of operations for the periods indicated:

	Year Ended June 30,
	2015	2014
Statement of Operations Information:

General and administrative	$3,439,681	$3,708,669
Research and development	64,460	114,980
Change in fair value of derivative liabilities	(1,871,337)	1,084,337
Interest expense, net	66,647	164,945
Accretion of debt discount	360,650	19,920
Other (income) expense, net (1)	(58,092)	209,636

(1) Includes gain on settlement, beneficial conversion expense and other expense

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 8.  Financial Statements and Supplementary Data

The report of the Independent Registered Public Accounting Firm on the consolidated financial statements and Schedules are set forth beginning on the following page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Quantum Materials Corp.

We have audited the accompanying consolidated balance sheets of Quantum Materials Corp. (the Company) as of June 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quantum Materials Corp. as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WEAVER AND TIDWELL, L.L.P.

Houston, Texas

October 13, 2015

QUANTUM MATERIALS CORP.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2015	2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$673,839	$120,501
Restricted cash	65,330	65,310
Prepaid expenses and other current assets	258,391	—
TOTAL CURRENT ASSETS	997,560	185,811

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $63,615 and $20,660	776,039	295,926

LICENSES AND PATENTS, net of accumulated amortization of $36,707 and $2,750	156,036	52,250

TOTAL ASSETS	$1,929,635	$533,987

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$363,898	$181,778
Accrued salaries	577,027	784,164
Derivative liabilities	—	1,871,337
Current portion of convertible debenture	—	500,000
Other payables	899	899
TOTAL CURRENT LIABILITIES	941,824	3,338,178

CONVERTIBLE DEBENTURE, net of current portion and unamortized discount	258,838	324,317

TOTAL LIABILITIES	1,200,662	3,662,495

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, authorized 400,000,000 shares, 307,097,420 and 256,582,767 issued and outstanding at June 30, 2015 and 2014, respectively	307,097	256,583
Additional paid-in capital	24,099,177	18,290,201
Accumulated deficit	(23,677,301)	(21,675,292)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	728,973	(3,128,508)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,929,635	$533,987

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2015	2014

OPERATING EXPENSES
General and administrative	$3,439,681	$3,708,669
Research and development	64,460	114,980
TOTAL OPERATING EXPENSES	3,504,141	3,823,649

LOSS FROM OPERATIONS	(3,504,141)	(3,823,649)

OTHER (INCOME) EXPENSE
Change in fair value of derivative liabilities	(1,871,337)	1,084,337
Gain on settlement	(546,129)	—
Beneficial conversion expense	488,037	115,603
Interest expense, net	66,647	164,945
Accretion of debt discount	360,650	19,920
Other expense	—	94,033
TOTAL OTHER (INCOME) EXPENSE	(1,502,132)	1,478,838

NET LOSS	$(2,002,009)	$(5,302,487)

LOSS PER COMMON SHARE
Basic and Diluted	$(.01)	$(.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	277,765,696	205,052,055

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances at July 1, 2013	182,988,347	$182,988	$12,255,288	$(16,372,805)	$(3,934,529)

Common stock issued for cash	21,645,055	21,645	808,688	—	830,333

Common stock issued for warrants exercised	880,000	880	42,320	—	43,200

Common stock issued for debenture interest payable	3,297,377	3,297	160,233	—	163,530

Common stock issued in exchange for accrued salaries	13,241,667	13,242	753,843	—	767,085

Common stock issued for services	16,500,000	16,500	885,800	—	902,300

Common stock issued for note payable conversion	3,363,654	3,364	198,456	—	201,820

Common stock issued for debenture conversion	16,666,667	16,667	983,333	—	1,000,000

Cancellation of Shares	(2,000,000)	(2,000)	2,000	—	—

Beneficial conversion feature of debenture	—	—	115,603	—	115,603

Allocated value of warrants related to debenture	—	—	95,603	—	95,603

Stock options issued with note payable	—	—	64,929	—	64,929

Stock options issued for services	—	—	9,204	—	9,204

Stock options issued in exchange for accrued salaries	—	—	747,843	—	747,843

Employee stock options issued as compensation	—	—	1,116,260	—	1,116,260

Stock options issued for extension of debenture terms	—	—	19,900	—	19,900

Forgiveness of debt by related party	—	—	30,898	—	30,898

Net loss	—	—	—	(5,302,487)	(5,302,487)

Balances at June 30, 2014	256,582,767	256,583	18,290,201	(21,675,292)	(3,128,508)

Common stock issued for cash	15,081,815	15,081	1,514,363	—	1,529,444

Common stock issued for warrant exercises	9,298,390	9,298	603,074	—	612,372

Common stock issued for services	6,928,324	6,928	1,015,688	—	1,022,616

Common stock issued for debenture interest	561,679	562	40,006	—	40,568

Common stock issued for debenture conversions	24,416,667	24,417	1,700,583	—	1,725,000

Cancellation of Shares	(5,772,222)	(5,772)	(334,227)	—	(339,999)

Stock-based compensation	—	—	230,273	—	230,273

Beneficial conversion feature of debenture	—	—	488,037	—	488,037

Allocated value of warrants related to debenture	—	—	551,179	—	551,179

Net loss	—	—	—	(2,002,009)	(2,002,009)

Balances at June 30, 2015	307,097,420	$307,097	$24,099,177	$(23,677,301)	$728,973

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,002,009)	$(5,302,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	76,912	10,338
Stock-based compensation	230,273	1,870,456
Stock issued for services	815,949	902,300
Stock options issued for services	—	9,204
Stock issued for interest	40,568	165,350
Stock options issued for extension of debenture	—	19,900
Stock options issued for note payable	—	64,929
Settlement of note payable	—	26,568
Gain on settlement	(546,129)	—
Beneficial conversion feature	488,037	115,603
Change in fair value of derivative liability	(1,871,337)	1,084,337
Accretion of debt discount	360,650	19,920
Effects of changes in operating assets and liabilities:
Prepaid expenses and other current assets	(51,724)	—
Accounts payable and accrued expenses	181,113	56,943
NET CASH USED IN OPERATING ACTIVITIES	(2,277,697)	(956,639)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(523,068)	(303,514)
Purchase of license and patents	(137,743)	—
Change in restricted cash investments	(20)	(65,310)
NET CASH USED IN INVESTING ACTIVITIES	(660,831)	(368,824)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,141,816	873,533
Proceeds from issuance of convertible debenture	1,350,050	400,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,491,866	1,273,533

NET (DECREASE) INCREASE IN CASH	553,338	(51,930)

CASH AND CASH EQUIVALENTS, beginning of period	120,501	172,431

CASH AND CASH EQUIVALENTS, end of period	$673,839	$120,501

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

Quantum Materials Corp., a Nevada corporation, and its wholly owned subsidiary, Solterra Renewable Technologies, Inc. (collectively referred to as the “Company”) are headquartered in San Marcos, Texas. The Company is a nanotechnology company specializing in the design, development, production and supply of quantum dots, including tetrapod quantum dots, a high performance variant of quantum dots, and highly uniform nanoparticles, using its patented automated continuous flow production process. Quantum dots and nanoparticles are expected to be increasingly utilized in a range of applications in the life sciences, television and display, solid state lighting, solar energy, battery, security ink, and sensor sectors of the market. Key uncertainties and risks to the Company include, but are not limited to, if and how quickly various industries adopt and fully embrace quantum dot technology and technological changes, including those developed by our competitors, rendering our technology uncompetitive or obsolete.

Going Concern

The Company recorded losses from continuing operations in the current period presented and has a history of losses. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, obtain revenues from operations, raise additional capital, and/or obtain debt financing.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All significant inter-company transactions and account balances have been eliminated upon consolidation.

Cash and Cash Equivalents:   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash:  Restricted cash represents cash held in escrow for the purpose of purchasing the Company’s microreactors. Restricted cash is not generally available to the Company until the purchase has been paid in full, at such time any excess funds will be transferred to the Company.

Financial Instruments:   Financial instruments consist of cash and cash equivalents, restricted cash, payables, and convertible debentures. The carrying value of these financial instruments approximates fair value due to either their short-term nature or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Concentrations of Credit Risk:   The Company maintains its cash in bank deposits with financial institutions. These deposits, at times, exceed federally insured limits. The Company monitors the financial condition of the financial institution and has not experienced any losses on such accounts. The Company is not party to any financial instruments which would have off-balance sheet credit or interest rate risk.

Property and Equipment:  Property and equipment are stated at cost. Depreciation is computed on the straight-line basis over the estimated useful lives of the various classes of assets as follows:

Furniture and fixtures	7 years
Computers and software	3 years
Machinery and equipment	10 years

Licenses and Patents:  Licenses and patents are stated at cost. Amortization is computed on the straight-line basis over the estimated useful life of five years.

Asset Impairment:  In accordance with Accounting Standards Codification (ASC) 360-10-35 “Impairment or Disposal of Long-Lived Assets”, the Company evaluates the recoverability of property and equipment if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value. There were no impairment charges in the consolidated statements of operations during the years ended June 30, 2015 and 2014.

Income Taxes:   The Company follows ASC 740 “Income Taxes” regarding the accounting for deferred tax assets and liabilities. Under the asset and liability method required by this guidance, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A deferred tax asset will be reduced by a valuation allowance when, based on the Company’s estimates, it is more likely than not that a portion of those assets will not be realized in a future period.

The Company follows ASC 740 “Income Taxes” regarding the accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold that an income tax position is required to meet before recognizing in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. Additionally, the Company recognizes income tax related penalties and interest in the provision for income taxes.

Earnings per Share:   The Company accounts for earnings per share in accordance with ASC 260 “Earnings Per Share”. Basic earnings per share amounts are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the periods, including the dilutive effect of stock options and warrants granted. Dilutive stock options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported.

Use of estimates:   The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Beneficial Conversion:   Debt and equity instruments that contain a beneficial conversion feature are recorded as a deemed dividend to the holders of the convertible notes. The deemed dividend associated with the beneficial conversion is calculated as the difference between the fair value of the underlying common stock less the proceeds that have been received for the equity instrument limited to the value received. The beneficial conversion amount is recorded as beneficial conversion expense and an increase to additional paid-in-capital.

Derivative Instruments:   The Company enters into financing arrangements which may consist of freestanding derivative instruments or hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the consolidated balance sheets and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, considering all of the rights and obligations of each instrument.

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, the Company generally uses the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Since derivative financial instruments are initially and subsequently carried at fair values, income (expense) going forward will reflect the volatility in these estimates and assumption changes. Increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

Fair value measurements:  The Company estimates fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability.  The valuation techniques require inputs that are categorized using a three-level hierarchy, from highest to lowest level of observable inputs, as follows: (1) significant observable inputs, including unadjusted quoted prices for identical assets or liabilities in active markets (“Level 1”), (2) significant other observable inputs, including direct or indirect market data for similar assets or liabilities in active markets or identical assets or liabilities in less active markets (“Level 2”) and (3) significant unobservable inputs, including those that require considerable judgment for which there is little or no market data (“Level 3”).  When multiple input levels are required for a valuation, the Company categorizes the entire fair value measurement according to the lowest level of input that is significant to the measurement even though other significant inputs that are more readily observable may have also utilized.

Research and Development Costs:   Research and development (R&D) costs are expensed as incurred. These expenses include the costs of the Company’s proprietary R&D efforts, as well as costs incurred in connection with certain licensing arrangements. Research and development expense was $64,460 and $114,980 for the years ended June 30, 2015 and 2014, respectively.

Reclassifications: Certain amounts in the June 30, 2014 consolidated financial statements have been reclassified to conform to the classifications in the June 30, 2015 consolidated financial statements.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,
	2015	2014

Furniture and fixtures	$1,625	$1,625
Computers and software	11,447	11,447
Machinery and equipment	826,582	303,514
	839,654	316,586
Less: accumulated depreciation	63,615	20,660

Total property and equipment, net	$776,039	$295,926

Depreciation expense for the years ended June 30, 2015 and 2014 $42,955 and $7,588, respectively.

NOTE 4 — LICENSES AND PATENTS

Licenses and patents consisted of the following:

	June 30,
	2015	2014

William Marsh Rice University	$40,000	$40,000
University of Arizona	15,000	15,000
Bayer acquired patents	137,743	—
	192,743	55,000
Less: accumulated amortization	36,707	2,750

Total licenses and patents, net	$156,036	$52,250

In August 2014, the Company acquired a patent portfolio from Bayer AG for $137,743 that included patents and patent applications covering the high volume manufacture of quantum dots, including heavy metal free, various methods for enhancing quantum dot performance, and a quantum dot based solar cell technology.

Amortization expense for the years ended June 30, 2015 and 2014 was $33,957 and $2,750, respectively. Amortization expense is projected to be $38,549, $38,549, $38,549, $35,799 and $4,590 for the twelve months ended June 30, 2016 through 2020, respectively, and $0 thereafter.

NOTE 5 — DERIVATIVES LIABILITIES

The Company has evaluated the application of ASC 815 to the Convertible Debenture issued November 4, 2008.  Based on the guidance in ASC 815, the Company concluded these instruments were required to be accounted for as derivatives as of July 1, 2009 due to the down round protection feature on the conversion price and the exercise price.  The Company records the fair value of these derivatives on its consolidated balance sheets at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Change in fair value of derivative liabilities.”  These derivative instruments are not designated as hedging instruments under ASC 815 and are disclosed on the consolidated balance sheets under Derivative Liabilities. At June 30, 2014, all of the Company’s derivative liabilities were categorized as Level 3 fair value assets. Due to the conversion of the notes, at June 30, 2015 all of the Company’s derivative liabilities have been realized and are included in the statements of operations as change in fair value of derivative liabilities.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  At the date of the original transaction, the Company valued the convertible debenture that contains down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporated transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior.  Using assumptions, consistent with the original valuation, the Company has subsequently used the Black-Scholes model for calculating the fair value.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended June 30, 2015 and 2014:

Derivative
Liabilities

Balance as of July 1, 2013	$787,000
Total unrealized gains or losses included in net loss	1,084,337

Balance as of June 30, 2014	1,871,337
Total realized gains or losses included in net loss	(1,871,337)

Balance as of June 30, 2015	$—

NOTE 6 — CONVERTIBLE DEBENTURES

The following table sets forth activity associated with the convertible debentures:

	June 30,
	2015	2014

Convertible debentures issued November 4, 2008	$500,000	$1,500,000
Convertible debentures issued February 6, 2014	400,000	400,000
Convertible debentures issued September 18, 2014	500,050	—
Convertible debentures issued November 25, 2014	350,000	—
Convertible debentures issued January 15, 2015	500,000	—
	2,250,050	1,900,000
Less: amount converted to shares	1,725,000	1,000,000
Total convertible debentures outstanding	525,050	900,000
Less: unamortized discount	266,212	75,683
	258,838	824,317
Less: current portion	—	500,000

Total convertible debentures, net of current portion	$258,838	$324,317

Future maturities of convertible debentures for each of the next five years and thereafter are as follows:

Year Ending June 30,
2016	$—
2017	500,000
2018	—
2019	—
2020	25,050
Thereafter	—

$525,050

The Company measured the estimated fair value of the convertible debentures using significant other observable inputs, representative of a Level 2 fair value measurement, including the interest and conversion rates for the instruments. At June 30, 2015 and 2014, the aggregate carrying amount of the convertible debentures was $525,050 and $900,000, respectively.  At June 30, 2015 and 2014, the aggregate estimated fair value of the convertible debentures was $1,615,063 and $5,133,333, respectively.

November 2008 Convertible Debenture

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”) in exchange for 3,525,000 restricted shares of common stock of the Company (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture originally had a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is pre-payable by the Company at any time without penalty, subject to the Debenture Holders’ conversion rights.  In 2011, the Company obtained a one year extension of the maturity date of the Debentures through November 4, 2014. In partial consideration of such a loan extension, the Company agreed to issue to the Debenture Holders warrants to purchase an aggregate of 2,000,000 shares of common stock exercisable at $0.10 per share. These Warrants contain cashless exercise provisions in the event that there is no current registration statement filed. The maturity date was extended to November 4, 2014 in June 2013 and the conversion price per share was lowered to $0.06 per share.

On June 30, 2014, $1,000,000 of the Debentures were converted into 16,666,667 common shares. The remaining $500,000 was converted at $0.06 per share into 8,333,333 of common shares at the due date November 4, 2014. The Company recorded the conversion at the fair market value of the shares at the date of conversion, off-set by the reduction of the derivative liability.

The Transaction Documents include a Stock Pledge Agreement pursuant to which Stephen Squires, the Company’s Chief Executive Officer, had pledged 20,000,000 shares of common stock to the Debenture Holders. The 20,000,000 shares which were the subject of a Pledge Agreement were released to Mr. Squires following the debt conversion described above.

The Company had also issued shares, on a quarterly basis, for interest that had accrued on the outstanding debt. For the years ended June 30, 2015 and 2014 the Company recognized interest expense of $21,805 and $152,045, respectively.

In accounting for the above convertible debentures, the Company has recognized a derivative liability associated with the conversion feature, in the amount of $0 and $1,871,337, as of June 30, 2015 and 2014, respectively.

As of June 30, 2015 and 2014, $0 and $500,000 of principal was outstanding, respectively.

February 2014 Convertible Debenture

On February 6, 2014, the Company entered into a Securities Purchase Agreement, Debenture and Escrow Agreement to obtain $400,000 in gross proceeds from two non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures have a term of two years maturing on January 31, 2016 and bear interest at the rate of 8% per annum. The Debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion at a conversion price of $0.04 per share at any date. The Debenture Holders received 5,000,000 common stock warrants exercisable at $0.06 per share through December 31, 2016. The debt is secured by a security interest in certain microreactor equipment.  Pursuant to the Securities Purchase Agreement, the investor has certain preferential rights to fund a second microreactor at a cost of up to $650,000. Such rights were exercised as described under the January 2015 Convertible Debenture below.

In accounting for the above convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $95,603, recorded as debt discount. During the year ended June 30, 2014, the Company recognized a beneficial conversion expense of $115,603. The Company recognized interest expense of $18,762 and $11,485 for the years ended June 30, 2015 and 2014, respectively. The debt discount is amortized using the effective interest rate method over the life of the loan terms, two years, and has recognized $75,683 and $19,920 of accretion expense for the years ended June 30, 2015 and 2014, respectively. The effective interest rate used during the year ended June 30, 2014 was approximately 16%.

In January 2015, the holders of the $400,000 convertible debenture converted into 10,000,000 shares of common stock. As of June 30, 2015 and 2014, $0 and $400,000 of principal was outstanding, respectively.

September 2014 Convertible Debenture

Between September 16, 2014 and October 28, 2014, the Company entered into Convertible Debenture Agreements to obtain a total of $500,050 in gross proceeds from five non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures have terms of five years maturing between September 16, 2019 and October 30, 2019. The Debentures bear interest at the rate of 6% per annum and are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion at a conversion price of $0.15 per share at any date, and will receive an equal number of warrants having a strike price of $0.30 per share and a term of five years.

In accounting for the above convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $203,074, recorded as debt discount. The Company has recognized a beneficial conversion expense of $230,309 and interest expense of $5,100 for the year ended June 30, 2015. The debt discount is amortized using the effective interest rate method over the life of the loan, five years, and was written off due to the conversion.

In October 2014, $350,000 of the Debentures were converted into 2,333,333 shares of common stock and an equal number of warrants and in December 2014, $125,000 of the Debentures were converted into 833,334 shares of common stock and an equal number of warrants. As of June 30, 2015, $25,050 of principal was outstanding.

November 2014 Convertible Debenture

On November 25, 2014, the Company entered into a Convertible Debenture Agreement which would allow the Company to borrow up to a total of $500,000 in gross proceeds from a non-affiliated party. The Debenture has a term of five years maturing on November 25, 2019 and bears interest at the rate of 6% per annum and is pre-payable by the Company at any time without penalty. As of June 30, 2015 the debenture holder funded five times between December 2014 and April 2017 for total proceeds to the Company of $350,000. The first three fundings of $50,000 each have the right of conversion at a conversion price of $0.15 per share at any date, and will receive an equal number of warrants having a strike price of $0.30 per share and a term of two years.  The fourth funding of $50,000 has the right of conversion at a conversion price of $0.12 per share at any date, and will receive an equal number of warrants having a strike price of $0.24 per share and a term of two years.  The fifth funding of $150,000 has the right of conversion at a conversion price of $0.10 per share at any date, and will receive an equal number of warrants having a strike price of $0.20 per share and a term of two years. In January 2015 $100,000 was converted into 666,667 of common stock and in April 2015 $250,000 was converted into 2,250,000 of common stock.

In accounting for the convertible debentures, the Company has recognized a beneficial conversion expense of $105,833 for the year ended June 30, 2015. As of June 30, 2015, $0 of principal was outstanding.

On September 18, 2015, the Company notified the debenture holder that per the terms of the debenture, the debenture was deemed cancelled.

January 2015 Convertible Debenture

On January 15, 2015, the Company entered into Convertible Debenture Agreements to obtain $500,000 in gross proceeds from two non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures have a term of two years maturing on January 15, 2017 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion at a conversion price of $0.06 per share at any date. The Debenture Holders received 6,250,000 common stock warrants exercisable at $0.06 per share through January 15, 2017. The debt is secured by a security interest in certain microreactor equipment. The Agreement also provides for the investors to have the right to appoint one member to the Company’s Board of Directors in the event that any one of the aforementioned debentures are converted into common stock of the Company.

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $348,105, recorded as debt discount. The Company has recognized a beneficial conversion of $151,895 and interest expense of $18,192 for the year ended June 30, 2015. The debt discount is amortized using the effective interest rate method over the life of the loan, two years, and has recognized $81,893 of accretion expense for the year ended June 30, 2015. The effective interest rate used was approximately 15%. As of June 30, 2015, $500,000 of principal was outstanding.

NOTE 7 — EQUITY TRANSACTIONS

Common Stock

During the year ended June 30, 2015, the Company issued 15,081,815 shares of common stock for cash proceeds of $1,529,445. Additionally, investors exercised warrants to purchase 9,298,390 shares of common stock for cash proceeds of $517,705. Included in the 9,298,390 warrants exercised, 875,000 warrants were exercised in a cashless transaction with an allocated value of $94,667 recorded as additional paid in capital.

During the year ended June 30, 2015, the Company granted 6,928,324 common shares to consultants at the fair market value of $1,022,616. This was recognized as general and administrative expense.

During the year ended June 30, 2015, the Company issued 561,679 shares of common stock to a lender, in exchange for interest due, in the amount of $40,568.

During the year ended June 30, 2015, holders of convertible notes elected to convert debt of $1,725,000 into 24,416,667 shares of common stock.

During the year ended June 30, 2015, the Company cancelled 5,772,222 shares of common stock. Of this amount, 2,600,000 shares are related to the settlement of a lawsuit with a former employee, see Note 14, and 3,172,222 shares are other cancellations that took place throughout the year.

During the year ended June 30, 2014, the Company issued 21,645,055 shares of common stock for cash proceeds of $830,333. Additionally, investors exercised warrants to purchase 880,000 shares of common stock for cash proceeds of $43,200.

During the year ended June 30, 2014, the Company granted 16,500,000 common shares to consultants at the fair market value of $902,300. This was recognized as general and administrative expense.

During the year ended June 30, 2014, the Company issued 3,297,377 shares of common stock to a lender, in exchange for interest due, in the amount of $163,530.

During the year ended June 30, 2014, holders of convertible notes elected to convert debt of $1,000,000 into 16,666,667 shares of common stock.

During the year ended June 30, 2014, the Company issued 3,363,654 shares of common stock for the conversion of a $200,000 note payable and accrued interest of $1,820.

During the year ended June 30, 2014, the Company cancelled 2,000,000 shares of common stock.

Stock Warrants

A summary of activity of the Company’s stock warrants for the years ended June 30, 2015 and 2014 is presented below:

			Weighted
	Weighted		Average	Weighted
	Average		Remaining	Average
	Exercise	Number of	Contractual	Grant Date
	Price	Warrants	Term in Years	Fair Value

Balance as of July 1, 2013	$0.07	29,854,588		$0.09
Expired	0.08	(312,500)		0.10
Granted	0.06	13,004,427		0.06
Exercised	0.07	(880,000)		0.09
Cancelled	—	—		—

Balance as of June 30, 2014	0.07	41,666,515		0.08
Expired	0.06	(4,135,000)		0.07
Granted	0.11	21,391,859		0.18
Exercised	0.06	(9,581,723)		0.06
Cancelled	0.09	(1,056,818)		0.10

Balance as of June 30, 2015	$0.09	48,284,833	1.20	$0.13

Exercisable as of June 30, 2015	$0.09	48,284,833	1.20	$0.13

During the year ended June 30, 2015, 875,000 warrants were exercised in a cashless transaction that resulted in the issuance of 591,667 shares of common stock.

Outstanding warrants at June 30, 2015 expire during the period August 2015 to November 2019 and have exercise prices ranging from $0.04 to $0.30.

Salaries Converted to Equity

The Company expensed salaries of the CEO and other executives and employees of $1,071,200 and $955,504 during the years ended June 30, 2015 and 2014, respectively. The Company was not able to pay all of these salaries with cash; however, for the year ended June 30, 2014 the Company’s executive officers and directors converted their accrued salaries into common stock and stock options.

For the year ended June 30, 2015, $0 of salary was converted.

For the year ended June 30, 2014, $1,378,360 of salary was converted into 13,241,667 shares of common stock and 14,740,198 stock options. The stock options are exercisable between $0.06 and $0.08 per share over a five year period expiring between February 10, 2019 and June 6, 2019.

NOTE 8 — STOCK-BASED COMPENSATION

The Company follows ASC 718 “Compensation — Stock Compensation” for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In October 2009 the Board of Directors authorized the approval of a stock option plan covering 7,500,000 shares of common stock, which was increased to 10,000,000 shares in December 2009 and approved by stockholders in January 2010. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of June 30, 2015, 9,200,000 options have been granted, with terms ranging from five to ten years, and 250,000 have been cancelled.

In January 2013 the Board of Directors authorized the approval of a stock option plan covering 20,000,000 shares of common stock, which was increased to 60,000,000 shares in March 2013 and approved by stockholders in March 2013. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of June 30, 2015, 60,703,473 options have been granted, with terms ranging from five to ten years, and 7,415,725 have been cancelled.

In March 2012 and May 2015, 3,500,000 and 2,000,000 stock options, respectively, with terms of five years, have been granted outside of the 2009 and 2013 stock option plans.

Incentive Stock Options: The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes-Merton valuation model. The volatility is based on expected volatility over the expected life of sixty months. As the Company has not historically declared dividends, the dividend yield used in the calculation is zero. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton model.

The following assumptions were used for the years ended June 30, 2015 and 2014:

	Year Ended June 30,
	2015	2014

Expected volatility	149.98%	140.52%
Expected dividend yield	—	—
Risk-free interest rates	1.71%	0.71%
Expected term (in years)	5.0	5.0

The computation of expected volatility during the year ended June 30, 2015 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

A summary of the activity of the Company’s stock options for the years ended June 30, 2015 and 2014 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of July 1, 2013	$0.05	35,115,725		$0.09	$403,657
Expired	—	—		—
Granted	0.07	23,987,748		0.08
Exercised	—	—		—
Forfeited	—	—		—

Balance as of June 30, 2014	0.06	59,103,473		0.09	$13,268,088
Expired	—	—		—
Granted	0.10	16,300,000		0.16
Exercised	—	—		—
Forfeited	0.05	(7,665,725)		0.08

Balance as of June 30, 2015	$0.07	67,737,748	4.45	$0.10	$8,357,574

Vested and exercisable as of June 30, 2015	$0.06	51,437,748	4.42	$0.09	$6,890,574

Outstanding options at June 30, 2015 expire during the period March 2017 to March 2023 and have exercise prices ranging from $0.04 to $0.20.

Compensation expense associated with stock options of $28,903 and $1,367,828 for the years ended June 30, 2015 and 2014, respectively, was included in general and administrative expenses in the consolidated statements of operations. At June 30, 2015, the Company had 16,300,000 shares of nonvested stock option awards. The total cost of nonvested stock option awards which the Company had not yet recognized was $2,081,084 at June 30, 2015. Such amounts are expected to be recognized over a period of 3 years.

Restricted Stock: To encourage retention and performance, the Company granted certain employees restricted shares of common stock with a fair value per share determined in accordance with conventional valuation techniques, including but not limited to, arm’s length transactions, net book value or multiples of comparable company earnings before interest, taxes, depreciation and amortization, as applicable. Generally, the stock vests over a 3 year period. A summary of the activity of the Company’s restricted stock awards for the year ended June 30, 2015 is presented below:

	Number of	Weighted
	Nonvested	Average
	Restricted	Grant Date
	Share Awards	Fair Value

Nonvested Restricted Shares Outstanding at June 30, 2014	—	$—
Granted	1,500,000	0.42
Vested	—	—
Forfeited	—	—

Nonvested Restricted Shares Outstanding at June 30, 2015	1,500,000	$0.42

Compensation expense associated with restricted stock of $201,370 and $0 for the years ended June 30, 2015 and 2014, respectively, was included in general and administrative expenses in the consolidated statements of operations. The total cost of nonvested stock awards which the Company had not yet recognized was $428,630 at June 30, 2015. This amount is expected to be recognized over a period of 2.25 years.

Conversion of Salaries into Common Stock: During the year ended June 30, 2014, compensation expense of $502,628 was converted into 6,282,850 shares of common stock and was included in general and administrative expenses in the consolidated statements of operations. The Company calculated the fair value of the shares using a discount to the market price to reflect the shares being unregistered and subject to a six month Rule 144 holding period. The sale of common shares by the Company has historically traded at a significant discount to the market price of freely traded registered shares.

NOTE 9 — LOSS PER SHARE

The Company follows ASC 260, “Earnings Per Share” for share-based payments that are considered to be participating securities within the definition provided by the standard. All share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”).

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended June 30,
	2015	2014

Net loss	$(2,002,009)	$(5,302,487)

Weighted average common shares outstanding:
Basic and Diluted	277,765,696	205,052,055

Basic and diluted loss per share	$(.01)	$(.03)

For the years ended June 30, 2015 and 2014, 48,284,833 and 41,666,515 stock warrants, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

For the years ended June 30, 2015 and 2014, 67,737,748 and 59,103,473 stock options, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Agreement with Rice University

On August 20, 2008, Solterra entered into a License Agreement with Rice University (the “Solterra Rice License Agreement”). In August 2013, Solterra entered into an amended License Agreement and Quantum Materials Corp. (“QMC”) entered into a new License Agreement with Rice (“QMC Rice License Agreement”, and together with the Solterra Rice License Agreement, the “Rice License Agreements”).

The initial agreement between each of QMC and Solterra with Rice requires the payment of certain patent fees to Rice and for QMC and Solterra to acquire additional funding and to meet certain milestones by specific dates. QMC, Solterra and Rice recently established new milestones for QMC and Solterra to achieve in the months and years ahead pursuant to the respective Rice License Agreements, the failure of which could lead to the termination of such Rice License Agreements. Pursuant to the Solterra Rice License Agreement, Rice is entitled to receive, during the term, certain royalties of adjusted gross sales (as defined therein) ranging from 2% to 4% for photovoltaic cells and

7.5% of adjusted gross sales for QDs sold in electronic and medical applications.  Additionally, minimum royalties payable under the Solterra Rice License Agreement include $100,000 due January 1, 2016, $356,250 due January 1, 2017, $1,453,500 due January 1, 2018, $3,153,600 due January 1, 2019 and each January 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. Pursuant to the QMC Rice License Agreement, Rice is entitled to receive, during the term, a royalty of 7.5% of adjusted gross sales for QDs sold in electronic and medical applications.  Additionally, minimum royalties payable under the QMC Rice License Agreement include $29,450 paid January 1, 2015, $117,000 due January 1, 2016, $292,500 due January 1, 2017, $585,000 due January 1, 2018 and each January 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. The respective terms of the Rice License Agreements are to expire on the expiration date of Rice’s rights in its intellectual property and the Licensee’s rights are worldwide. The Rice License Agreements require the payment of a success fee of $700,000 to Rice in the event a Liquidity Event (as define therein) such as the sale of a majority of QMC’s or Solterra’s shares in a merger or consolidation with another entity or in the case of a sale, lease, transfer or other disposition of all or substantially all of the Company’s assets. The respective Rice License Agreements, as amended, provide for termination of each agreement in certain circumstances, including the event that the Company or Solterra is determined to be insolvent (as defined therein).

Agreement with University of Arizona

Solterra has entered into an exclusive Patent License Agreement with the University of Arizona (“UA”) on March 21, 2006. Pursuant to UA License Agreement, as amended, Solterra is obligated to pay minimum annual royalties of $50,000 by December 31, 2015, $125,000 by June 30, 2016 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the consumer price index. Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. The UA License Agreement may be terminated by UA in the event that Solterra is in breach of any provision of the agreement and said breach continues for 60 days after receiving written notice. The UA License Agreement will also automatically terminate if Solterra becomes insolvent or unable to pay its debts as they become due.

Agreement with Texas State University

The Company entered into a Service Agreement with Texas State University (“TSU”) by which the Company occupies certain office and lab space at TSU’s STAR Park (Science Technology and Advanced Research) Facility. The agreement is month-to-month and can be terminated with 30-days written notice of either party.

The following table summarizes future commitments of minimum royalties related to license agreements with universities:

License
Year Ended June 30,	Agreements

2016	$392,000
2017	848,750
2018	2,238,500
2019	3,938,600
2020	3,938,600
Thereafter	3,938,600

Total	$15,295,050

Operating Leases

The Company leases certain office and lab space under a month-to-month operating lease agreement.

Rental expense for the operating lease for the years ended June 30, 2015 and 2014 was $15,985 and $12,933, respectively.

NOTE 11 — CONCENTRATIONS

The Company owns the design of its microreactors and currently contracts with only one supplier to manufacture this equipment. No long-term supply contract exists.  There are a limited number of manufacturers of this kind of equipment, and a change in suppliers could result in a significant delay in the delivery time of future equipment. Unless such a delay involved replacement of current capacity, it would not necessarily have an adverse effect on the Company’s near-term operating results.

The Company has licensed certain patents from Rice University and the University of Arizona. While neither is required for the Company’s immediate business opportunities in displays and solid state lighting, it is expected that the Company will market products utilizing these patents or otherwise derive revenue from them in the future.  It may not be possible to replace this intellectual property if the Company loses its rights, and future business opportunities could be adversely affected if these rights are lost.

NOTE 12 — INCOME TAXES

The component of income tax expense/(benefit) were as follows:

Year Ended June 30,
	2015	2014
Current
Federal	$—	$—
State	—	—
	—	—

Deferred
Federal	$—	$—
State	—	—
	—	—
Income Tax Expense/(Benefit)	$—	$—

A reconciliation of the expected U.S. tax expense/(benefit) to income taxes is as follows:

	Year Ended June 30,
	2015	2014

Expected tax expense / (benefit) at U.S. statutory rate	$(680,683)	$(1,802,847)
Meals and entertainment	7,677	3,130
Derivatives	(636,255)	368,675
Beneficial conversion	165,933	39,305
Change in valuation allowance	1,143,328	1,391,737
Total Income Tax Expense	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes at the enacted tax rates in effect when the differences are anticipated to reverse. A deferred tax asset will be reduced by a valuation allowance when, based on the Company’s estimates, it is more likely than not that a portion of those assets will not be realized in a future period.

Components of deferred income taxes are as follows:

	June 30,
	2015	2014
Current deferred tax assets/(liabilities)
Amortization of licenses and patents	$8,738	$—
Valuation allowance	(8,738)	—
Net current deferred tax assets/(liabilities)	—	—

Noncurrent deferred tax assets/(liabilities)
Net operating losses - federal	$7,110,765	$6,097,533
Stock-based compensation	1,347,748	$1,146,835
Depreciation of property, plant and equipment	(82,056)	$(2,501)
Valuation allowance	(8,376,457)	(7,241,867)
	—	—
Net deferred tax assets/(liabilities)	$—	$—

As of June 30, 2015, the Company had approximately $21,350,000 in U.S. net operating loss carryforwards that expire beginning in 2028. United States tax regulations impose limitations on the use of NOL carry forwards following certain changes in ownership.  If such a change were to occur with respect to the Company, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change, the subsequent merger result in limitation on the use of NOL carry forwards.

The Company files income tax returns in the United States and is no longer subject to examination by income tax authorities for years prior to 2012.

NOTE 13 — SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Year Ended June 30,
	2015	2014

Cash paid for interest	$23,698	$—

Cash paid for income taxes	$—	$—

The following is supplemental disclosure of non-cash investing and financing activities:

	Year Ended June 30,
	2015	2014

Conversion of debentures into shares of common stock	$1,725,000	$1,000,000

Allocated value of warrants issued with convertible debentures	$266,212	$95,603

Stock issued for conversion of accrued salaries	$—	$767,085

Stock options issued for conversion of accrued salaries	$—	$611,275

Accrued salaries forgiven by employee	$—	$30,898

Stock issued in exchange for note payable	$—	$200,000

Prepaid expense paid in shares of common stock	$206,667	$2,000

Cancellation of shares	$157,999	$2,000

NOTE 14 — LITIGATION

During the fourth quarter of the fiscal year ended June 30, 2014, the Company commenced an action against a former employee in Federal Court in Austin, Texas regarding the termination of his employment agreement. The Company was seeking to recover all common stock and cancel all options issued to the former employee as part of his employment agreement. The former employee filed a counterclaim against the Company alleging breach of contract of the employment agreement seeking allegedly unpaid compensation.

On December 22, 2014 the parties came to a non-appealable judgment agreement. Pursuant to this agreement, the former employee and the Company agreed that he may retain 2.4 million shares that were issued to him as part of his prior employment agreement. The former employee additionally agreed to forego $364,129 of accrued and unpaid wages, terminate all outstanding options and warrants of 7.7 million and 1.1 million, respectively, and return 2.6 million shares, which were part of his signing bonus, to the Company for cancellation. As a result of this settlement, the Company recorded a gain of $546,129 which is presented in the consolidated statements of operations as Gain on Settlement.

NOTE 15 — RELATED PARTY TRANSACTIONS

During the year ended June 30, 2015, the Company sold 3,150,000 shares of common stock to family members of a key executive for total proceeds of $315,000.

NOTE 16 — RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current generally accepted accounting principles (GAAP) and replaces it with a principle-based approach for determining revenue recognition. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. Public business entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes there will be no material effect on the consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early adoption of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company adopted this standard during the year ended June 30, 2015.

In June 2014, the FASB issued ASU No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. The Company does not anticipate or expect adoption of this ASU will have a material effect to the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 Preparation of Financial Statements — Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company will continue to evaluate the going concern considerations in this ASU, however, at this time, the Company has not adopted this standard. The Company does not anticipate or expect adoption of this ASU will have a material effect to the consolidated financial statements.

Debt Issuance Costs — In April 2015, the FASB issued updated guidance which changes the presentation of debt issuance costs in the financial statements.  Under this updated guidance, debt issuance costs are presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset.  Amortization of the costs is reported as interest expense.  The standards update is effective for interim and annual periods beginning after December 15, 2015.  The Company will adopt this standards update, as required, beginning with the first quarter of 2016 and will be retrospectively applied to all prior periods.  The Company does not expect the adoption of this new presentation guidance to have a material impact on its consolidated financial statements.

NOTE 17 - SUBSEQUENT EVENTS

On September 22, 2015, the Board of Directors approved the following:

•                  The addition of Mr. Daniel Carlson to the Board of Directors;

•                  The formation of Audit, Compensation, and Nomination and Corporate Governance Committees of the Board of Directors;

•                  Adoption of Code of Ethics, Insider Trading, Whistleblower, and Foreign Corrupt Practices Act (FCPA) Policies.

On September 22, 2015 the Company executed a funded product development agreement with leading global optical film manufacturer Nitto Denko.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previous Independent Accountants:

On June 15, 2015, the Board of Directors dismissed Messineo & Co., CPA’s LLC (“Messineo”) as the Company’s independent accountants. Messineo’s report on the financial statements for the years ended June 30, 2014 and 2013  contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting.

Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial review of financial statements of the quarterly period ending March 31, 2015, there have been no disagreements with Messineo on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Messineo, would have caused them to make reference thereto in their report on the financial statements. Through the interim period June 15, 2015 (the date of dismissal of the former accountant), there have been no disagreements with Messineo on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Messineo would have caused them to make reference thereto in their report on the financial statements. We have authorized Messineo to respond fully to the inquiries of the successor accountant.

New Independent Accountants:

On June 15, 2015, the Company’s board approved engaging Weaver & Tidwell, L.L.P. (“Weaver”) of Houston, Texas, as its new registered independent public accountant. During the years ended June 30, 2014, and 2013, and prior to June 15, 2015 (the date of the new engagement), we did not consult with Weaver regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Weaver, in either case where  written or oral advice provided by Weaver would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A.  Controls and Procedures

Scope of the Evaluation

The CEO and CFO’s evaluation of our Disclosure Controls and Internal Controls included a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-Q and annual reports on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and Internal Controls, and to make modifications if and as necessary. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, the Evaluation was to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether the Evaluators identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications require that the CEO and CFO disclose that information to our Board (audit committee), and our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”. These are control issues that could have significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. The Evaluators also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, they considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the Evaluation as of June 30, 2015, (i) our disclosure controls and procedures were not effective in giving us reasonable assurance that they are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and (ii) the Company acknowledges it had a significant deficiency explained below in Management’s Report Over Internal Controls.

During the fiscal quarter ended June 30, 2015, the Company hired a full-time Chief Financial Officer and Corporate Controller who is a licensed CPA. During the fiscal quarter ended September 30, 2015, management has taken important steps to correct the significant deficiency described below. In addition, the Company has hired new independent auditors and re-audited the fiscal year ended June 30, 2014, added an independent director with significant financial experience, including public company, and created an Audit Committee of the Board of Directors consisting solely of independent directors.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Company’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2015, Quantum Materials Corp. maintained non-effective internal control over financial reporting, although currently we did not identify any material weaknesses in the process of self-assessment, we have recognized a significant deficiency in our internal controls.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. Primarily, management recognizes there was insufficient documentation of our existing financial processes, risk assessment, and internal controls.

In the fiscal quarter ended June 30, 2015, the Company hired a full-time Chief Financial Officer and Corporate Controller, who is a licensed CPA, substantially reducing the need to rely on the expertise and knowledge of external financial advisors. During the fiscal quarter ended September 30, 2015, management has taken important steps to remedy the significant deficiency including risk assessment, internal control, and documenting financial processes. In addition, the Company has hired new independent auditors and re-audited the fiscal year ended June 30, 2014, added an independent director with significant financial experience, including public company, and created an Audit Committee of the Board of directors consisting solely of independent directors.

Management will continue a systematic process to document the existing financial processes, risk assessment and internal controls. In addition, resources permitting, we also plan to recruit additional experienced professionals to further augment and upgrade our accounting and finance staff and have identified several candidates.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as such attestation is not required by a smaller reporting company such as the Company.

Item 9B.  Other Information

On October 8, 2015, Christopher Benjamin resigned from Board of Directors.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information with respect to our directors required by Item 401 of Regulation S-K is incorporated by reference from “Proposal No. 1 Election of Directors” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Information with respect to compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated by reference from “Section 16(A) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Information with respect to our code of ethics required by Item 406 of Regulation S-K is incorporated by reference from “Committee Charters and Other Corporate Governance Materials” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Information with respect to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference from “Corporate Governance Matters” in our definitive Proxy Statement to be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 11.  Executive Compensation

Information with respect to executive compensation required by Item 402 of Regulation S-K is incorporated by reference from “Executive Compensation” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of beneficial owners and related stockholder matters required by Item 201(d) and Item 403 of Regulation S-K is incorporated by reference from “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Information with respect to certain relationships and related transactions required by Item 404 of Regulation S-K is incorporated by reference from “Certain Relationships and Related Transactions” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 14.  Principal Accountant Fees and Services

Information required by Item 9(e) of Schedule 14A is incorporated by reference from “Ratification and Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 15.  Exhibits and Financial Statement Schedules

(a)                                                         Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data” and are included as part of this Form 10-K as the consolidated financial statements of the Company for the years ended June 30, 2015 and 2014:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity (Deficit)

Notes to Consolidated Financial Statements

(b)                                                         Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

		Additions
		Charged to
	Balance at beginning	costs and	Charged to		Balance at end
For the year ended	of period	expenses	other accounts	Deductions	of period

June 30, 2014
Valuation allowance on deferred tax assets	$5,850,130	$1,391,737	$—	$—	$7,241,867

June 30, 2015
Valuation allowance on deferred tax assets	$7,241,867	$1,143,328	$—	$—	$8,385,195

All other financial schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

(c)                                                          Exhibits

The following exhibits are all previously filed in connection with our Form 8-K filed November 10, 2008, unless otherwise noted.

2.1

Agreement and Plan of Merger and Reorganization, dated as of October 15, 2008, by and among Quantum Materials Corp., Solterra Renewable Technologies, Inc., the shareholders of Solterra and Greg Chapman, as Indemnitor.

3.1	Articles of Incorporation. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007)

3.2	2010 Amendment to Articles of Incorporation. (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014)

3.3	2013 Amendment to Articles of Incorporation. (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014)

3.4	Bylaws. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007)

4.1	Form of Securities Purchase Agreement dated as of November 4, 2008.

4.2	Form of Security Agreement dated November 4, 2008.

4.3	Form of Subsidiary Guarantee dated November 4, 2008.

4.4	Form of Stock Pledge Agreement dated November 4, 2008.

4.5	Form of Debenture— MKM Opportunity Master Fund, Ltd.

4.6	Form of Debenture.— MKM SP1, LLC

4.7	Form of Debenture— Steven Posner Irrevocable Trust u/t/a Dated 06/17/65.

4.8	Form of Escrow Agreement

4.9	Form of Amended Waiver and Consent.

4.10	Form of Registration Rights Agreement.

4.11	Standstill Agreement dated June 1, 2009. (Incorporated by reference to Form 8-K filed June 9, 2009)

4.12	Amended Standstill Agreement dated June 1, 2009. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

4.13	Extension of Standstill Agreement dated October 29, 2009. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

4.14	Form of Securities Purchase Agreement dated January 31, 2014

4.15	Form of Debenture issued on January 31, 2014

10.1	License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. dated August 20, 2008.

10.2	Letter dated October 2, 2008 from Rice University amending the License Agreement contained in Exhibit 10.1

10.3	Agreement with Arizona State University executed by ASU on October 8, 2008 and executed by Solterra on September 18, 2008.

10.4	Letters dated November 5, 2009 and November 5, 2009 amending Rice University Agreement. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

10.5	Consulting Agreement between Steven Posner, Oceanus Capital and The issuer. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

10.6	Consulting Agreement between Sound Capital Inc. and the issuer dated November 12, 2009 (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2009)

10.7	License Agreement between The University of Arizona and the issuer dated July 2009. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2009).

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

10.10	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K dated September 19, 2013)

10.11	License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K dated September 19, 2013)

10.12	Second Amendment to Issuer’s Agreement with University of Arizona. (Incorporated by reference to Form 10-K for the fiscal year ended June 30, 2012)

10.13	Employment Agreement — Stephen Squires. (Incorporated by reference to Form 8-K filed January 23, 2013)

10.14	Employment Agreement — David Doderer (Incorporated by reference to Form 8-K filed January 23, 2013)

10.15	Employment Agreement — Craig Lindberg (Incorporated by reference to Form 8-K filed June 17, 2015)

23.1	Consent of Independent Registered Public Accounting Firm *

31(a)	Rule 13a-14(a) Certification — Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification — Principal Financial Officer *

32(a)	Section 1350 Certification — Principal Executive Officer *

32(b)	Section 1350 Certification — Principal Financial Officer *

99.1	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014)

99.2	2013 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014)

101.INS	XBRL Instance Document *

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *

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

QUANTUM MATERIALS CORP.

Date: October 13, 2015	By:	/s/ Stephen Squires
Name: Stephen Squires
Title: President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen Squires	Title: President , Principal	Date: October 13, 2015
Stephen Squires	Executive Officer and Director

/s/ Craig Lindberg	Title: Principal Financial Officer	Date: October 13, 2015
Craig Lindberg

/s/ Daniel Carlson	Title: Director	Date: October 13, 2015
Daniel Carlson

/s/ Dr. Ghassan E. Jabbour	Title: Chief Science Officer;	Date: October 13, 2015
Dr. Ghassan E. Jabbour	Director

/s/ David Doderer	Title: VP Research and Development;	Date: October 13, 2015
David Doderer	Director

/s/ Ray Martin	Title: Director	Date: October 13, 2015
Ray Martin

Stephen Squires, Dr. Ghassan E. Jabbour, David Doderer, Daniel Carlson and Ray Martin represent all the current members of the Board of Directors.