Form 10-K/A
period 2015-06-30
QUANTUM MATERIALS CORP.
filed 2015-10-27
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

Explanatory Note

The Company hereby amends its Form 10-K to file Part III information in lieu of filing a definitive information statement within 120 days of its year end of June 30, 2015 and amends Item 9.b of Part II. In addition, “Schedule II -Valuation and Qualifying Accounts,” found on page 62 of the Form 10-K, was inadvertently left off the XBRL and is included in the XBRL filed with this Form 10-K/A.

PART II

Item 9.b. Other Information

On October 8, 2015, Christopher Benjamin resigned from Board of Directors. Also, Robin Squires is no longer serving as an executive officer of the Company.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The names, ages and principal occupations of the Company’s present officers and directors are listed below.

Name	Age	Position with the Company (1)
Stephen Squires	56	President and Chief Executive Officer, Director
Craig Lindberg	45	Chief Financial Officer
Dr. Ghassan Jabbour	50	Chief Science Officer, Director
David Doderer	46	Vice President-Research and Development, Director
Ray Martin (2)	57	Director
Daniel Carlson (2)	48	Director
Sriram Peruvemba (2)	50	Director

(1)	Our by-laws provide for directors to be elected at the annual meeting of stockholders and hold office until the following annual meeting.
(2)	Independent directors.

The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Officers serve at the pleasure of the Board and may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time.

Officer and Director Backgrounds

The following is a brief summary of the background of each director and executive officer of our company:

Stephen Squires, President, CEO, and Chairman. Mr. Squires has over 25 years of experience in turnarounds, startups, business development, mergers and acquisitions and strategic planning. Mr. Squires is skilled at identifying emerging technologies and driving commercialization/global market introduction to position companies for growth. He has served as the Company’s President, CEO and Chairman since 2008. Prior to QMC, from 2001 to 2008, Mr. Squires’ principal occupation was consulting and advising in the areas of advanced materials, nanotechnology, applications engineering, strategic international marketing with emphasis on middle east and commercialization of emerging technologies for Orasi LLC. From1983 to 2001, Mr. Squires, as founder, served as President and Chief Executive Officer of Aviation Composite Technologies, Inc., a company whose principal business was the engineering, design, manufacture and refurbishment of advanced composite aero structures (“Aviation Composite”). Under Mr. Squires’ leadership, Aviation Composite grew from zero to over 200 employees and operated a 100,000 square foot state of the art facility. Aviation Composite was merged with USDR Aerospace in 2001. From 1977 to 1983, he worked at McDonnell Douglas Corporation, a company engaged in the business of building advanced tactical fighter aircraft and space vehicles, developing and adapting advanced materials for combat aircraft applications. Mr. Squires’ extensive business, managerial, executive and leadership experience in a variety of industries, qualifies him for service on our Board.

Craig Lindberg, Chief Financial Officer. Mr. Lindberg joined the Company in April 2015 as Chief Financial Officer. From June 2012 through April 2015, he worked as an entrepreneur where he co-founded several businesses and as a self-employed FP&A consultant. From September 2009 through June 2012, Mr. Lindberg served as Senior Vice President, Strategic Initiatives of Global Geophysical Services, Inc. (“Global”). From July 2008 through September 2009, he served as President and CEO of AutoSeis, Inc., a subsidiary of Global.  Previously, Mr. Lindberg was a co-founder of Global where he served as Chief Financial Officer from April 2005 to July 2008. Prior to Global, Mr. Lindberg served as a Regional Manager for Tyson Foods, Inc. Prior to that, Mr. Lindberg worked for Hormel Foods. Mr. Lindberg received a Bachelor of Science from the University of Houston and a Masters of Business Administration from Rice University where he established the Global Geophysical Scholarship for Entrepreneurial Studies. He currently serves as a director of Fast Felt Corporation and of My Body and Soul, a 501(c)(3) charitable organization.

David Doderer, Vice President, Research and Development. Mr. Doderer has over 20 years of research and development experience in emerging technologies including aerospace, biotech, and nano and quantum materials. He joined the Company in 2008.  From 2006 to 2008, he managed Hudler Titan LLC, a technology consulting company, specializing in advanced nanofiber filtration for gaseous streams; experimental design and predictive modeling; and a clean energy/ clean air/ clean water initiative through aggregation of retail level contributions in alternative energy based carbon offset programs. From 2002 to 2005, he served as principal investigator for USGN, a company engaged in the business of defense, safety and security solutions, where he contributed to numerous patents/patents pending and proprietary processes. Mr. Doderer’s experience in engineering, research and development in emerging technologies, his contributions to the filings of numerous patents and proprietary processes, and commercial planning provides invaluable experience to our Board.

Dr. Ghassan Jabbour, Chief Science Officer. In addition to serving as the Company’s Chief Science Officer, a position he has held since November 2008. Dr. Jabbour is also the Center Director and Lead Professor of Advanced Manufacturing, Renewable Energy Center, University of Nevada Reno, a position he has held since February 2013. Prior to that, he served as Founding Director of the Solar and Alternative Energy Science and Engineering Research Center and also AlRawabi Endowed Research Chair at KAUST (King Abdullah University of Science and Technology) in Saudi Arabia from December 2009 to January 2013. Prior to this, Dr. Jabbour was the Director of Flexible and Organic Electronics Development at the Flexible Display Center (FDC) since 2006 and a Professor of Chemical and Materials Engineering at Arizona State University since 2006. He is also the Technical Advisory Board Leader on Optoelectronic Materials, Devices and Encapsulation at FDC. He has been selected to the Asahi Shimbun 100 New Leaders of the USA and received the Presidential Award for Excellence from the Hariri Foundation in 1997. Dr. Jabbour’s research experience encompasses flexible-roll-to-roll-electronics and displays, smart textile, moisture and oxygen barrier technology, transparent conductors, organic light emitting devices, organic and hybrid photovoltaics, organic memory storage, organic thin film transistors, combinatorial discovery of materials, nano and macro printed devices, micro and nanofabrication, biosensors, and quantum simulations of electronic materials. Dr. Jabbour attended Northern Arizona University, the Massachusetts Institute of Technology (MIT), and the University of Arizona. Dr. Jabbour is an SPIE fellow.  Prof. Jabbour has authored and co-authored over 700 publications, invited talks, and conference proceedings. He is the editor of several books and symposia proceedings involving organic photonics and electronics, and nanotechnology. Professor Jabbour is the guest editor of the MRS Bulletin issue on “Organic Photovoltaics”. He is the Chair and/or Co-Chair of over 50 conferences related to photonic and electronic properties of materials and their applications in displays and lighting, hybrid photosensitive materials, and hybrid integration of semiconducting and nanotechnology. Dr. Jabbour has scientific and technical experience with the Company’s technology and proposed products. Much of our technology development was accomplished on site by Dr. Jabbour while the Company was residing at Arizona State University Research Park, but such work was relocated to better accommodate the logistic requirements of our Chief Science Officer, Professor Ghassan Jabbour, who is working at Kaust University in Saudi Arabia. The foregoing scientific knowledge is an important asset to a technology driven company and to Dr. Jabbour’s presence on our Board.

Ray Martin, Director.  Mr. Martin joined the Board in December 2013. Mr. Martin has served as President and Chief Executive Officer of Alternative Lighting Technologies (ALT) since October 2012. ALT is an intellectual property company developing drivers and innovative solutions for LED lighting. Prior to ALT, Mr. Martin worked as Vice President of Technology at Daewon Semiconductor Corporation from December 2010 to September 2012. He has 30 years of product development experience in the semiconductor, energy and lighting industries at companies including Intel Corporation, Asyst Technologies, and Daewon Semiconductor Corporation. In his 14 years at Intel, Mr. Martin worked primarily in Intel’s Technology Development group, in process engineering, industrial engineering, and production management positions. Mr. Martin has a B.S. in Industrial Engineering from Georgia Tech and a M.S. Engineering Management from Santa Clara University. He was an adjunct professor at Santa Clara University, and he served on the board of directors of Sustainable Silicon Valley, a non-profit dedicated to promoting sustainability solutions. Management believes that Mr. Martin’s background described above makes him a suitable person to serve as an independent director.

Daniel Carlson, Director.  Daniel Carlson joined the Board on September 14, 2015. Management believes that Mr. Carlson is a suitable person to serve as an independent director as he is a finance executive with a track record in financing and managing companies from inception through public listing, with a particular strength in relationship and business development. More specifically, since 2008, Mr. Carlson is a founding partner and Chief Financial Officer of LIFE Power & Fuels LLC and its affiliated entities. At LIFE Power & Fuels LLC, he co-developed strategy of holding companies, managed initial and secondary financings, and he was responsible for all investor communications and maintained all books and records. From February 2012 through July 2015, Mr. Carlson was Chief Financial Officer and Corporate Secretary of American Sands Energy Corp., a LIFE portfolio company. At American Sands Energy Corp., he structured and assisted in closing financings and built financial models, designed corporate website, created all marketing documents and participated in investor roadshows. Mr. Carlson was also Co-founder, Director (head of compensation committee), Treasurer, Corporate Secretary and Chief Financial Officer of Colombia Energy Resources, a LIFE portfolio company. He also served as Managing Director of Terranova Capital Partners, a LIFE Affiliated Company.

Sriram Peruvemba. Effective October 14, 2015, Sriram Peruvemba joined the Board of Directors of the Company.  Mr. Peruvemba is the CEO of Marketer International, a marketing services firm, a position he has held since July 2014. Since August 2014, he has also served as head of marketing for The Society for Information Display (SID). Prior to that, Mr. Peruvemba held the positions of Chief Marketing Officer at Cambrios Technologies from April 2013 through July 2014 and Chief Marketing Officer at E Ink Corporation from December 2009 through April 2013. With over 25 years of experience in the technology industry, Mr. Peruvemba has been an influential advocate in the advancement of electronic display technology. He is an acknowledged expert on electronic displays, touch screens, and related technologies and consults, writes and presents on those subjects, globally.  Mr. Peruvemba has also held senior level positions at Sharp Corp, TFS Inc., Planar Systems and Suntronic Technology. He has BSEE and MBA degrees and a post-

graduate diploma in management. With an extensive background in the Company’s sciences, management believes Mr. Peruvemba is a suitable person to serve as an independent director.

Corporate Governance

Our business, property and affairs are managed by, or under the direction of, our Board, in accordance with the General Corporation Law of the State of Nevada and our bylaws. Members of the Board are kept informed of our business through discussions with the Chief Executive Officer and other key members of management, by reviewing materials provided to them by management.

In the past, there have been no arrangements or understandings pursuant to which a director or executive officer was selected to be a director or executive officer other than employment contracts with the of our executive officers. Up until September 22, 2015, we have had no nominating committee of the Board. Executive officers serve at the pleasure of the Board, subject to their rights under any employment contracts.

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

Director Qualifications and Diversity

Our Board seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the Board’s deliberations and decisions. Candidates shall have substantial experience with one or more publicly traded companies or shall have achieved a high level of distinction in their chosen fields. The Board is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in the renewable energy, finance and capital market industries.

In evaluating nominations to the Board of Directors, our Board also looks for certain personal attributes, such as integrity, ability and willingness to apply sound and independent business judgment, comprehensive understanding of a director’s role in corporate governance, availability for meetings and consultation on Company matters, and the  willingness to assume and carry out fiduciary responsibilities. Qualified candidates for membership on the Board will be considered without regard to race, color, religion, sex, ancestry, national origin or disability. See “Nominating and Corporate Governance Committee” section.

Risk Oversight

The full Board has oversight of and will prioritize the following risks:

•

Risks and exposures associated with corporate governance, and management and director succession planning, strategic, financial and execution risks and other current matters that may present material risk to our operations, plans, prospects or reputation.

•

Risks and exposures associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, financial policies, investment guidelines and credit and liquidity matters.

•	Risks and exposures associated with leadership assessment, and compensation programs and arrangements, including incentive plans.

Board Leadership Structure

The Chairman of the Board presides at all meetings of the Board according to our bylaws. The Chairman is required to be appointed on an annual basis by at least a majority vote of the remaining directors. Currently, the office of Chairman of the Board is held by the Company’s President and Chief Executive Officer, Mr. Stephen Squires. The Company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. The Board believes that the separation of the offices of the Chairman of the Board and Chief Executive Officer could become part of the succession planning process and that it is in the best interests of the Company to make this determination from time to time.

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

Dr. Ghassan Jabbour is a Fellow SPIE and Fellow EOS, chairs our Science Advisory Board and serves on the Board of Directors and is also Chief Science Officer. Dr. Jabbour is the Director of Renewable Energy Center at University of Nevada Reno and in addition to leading his own research groups has directed research centers that address a wide spectrum of renewable energy and energy efficiency including solar, bio-fuels, geothermal, energy storage, solid-state lighting and displays, and low cost manufacturing of energy devices. He is the inventor of numerous patents, including a fundamental patent on printing nanoparticles that is exclusively licensed by the Company as a basis for its quantum dot printing technologies. For a complete biographical information on Dr. Jabbour, see the description of his biographical information above under the “Officer and Director Background” section.

Dr. Michael S. Wong is a Principal Investigator, Associate Professor in Chemical and Biomolecular Engineering Associate Professor in Chemistry (Joint Appointment) at Rice University. Dr. Wong heads the Catalysis and Nanomaterials Laboratory and is the inventor of the patented synthesis for tetrapod quantum dots licensed exclusively worldwide by the Company. His research interests lie in the areas of nanostructured materials, heterogeneous catalysis, bioengineering applications, and developing new approaches to assembling nanoparticles into functional macrostructures.

His accomplishments include:

•                                          Smithsonian Magazine “37 Under 36” Young Innovator Award (2007)

•                                          3M Non-tenured Faculty Award (2006, 2007)

•                                          GOLD 2006 Conference Best Presentation Award, for “best new idea in gold catalysis” (2006)

•                                          AIChE South Texas Section Best Applied Paper Award (2006)

•                                          AIChE Nanoscale Science and Engineering Forum Young Investigator Award (2006)

•                                          MIT Technology Review’s TR35 Young Innovator Award (2006)

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

Tomio Gotoh is a consultant for Diverse Technologies in Japan. Mr. Gotoh is a principal inventor of the NEC TK-80, the first Japanese microcomputer in 1976. He led numerous product launches that made Nippon Electric Company (“NEC”) the Japanese personal computer industry leader. As NEC’s visionary pioneer, Mr. Gotoh contributed significantly during the dawn of the personal computer era.

Committees; Independent Directors

During fiscal years ended June 30, 2015 and 2014, we did not have any standing audit, nominating or compensation committees, or committees performing similar functions. On September 22, 2015, the Board of Directors formed an Audit Committee, a Nominating and Corporate Governance Committee, and an Executive Compensation Committee. Currently, the members of each committee consist of our three independent directors, namely, Ray Martin, Daniel F. Carlson, and Sriram Peruvemba. Under the National Association of Securities Dealers Automated Quotations (“NASDAQ”) definition, an “independent director” means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $120,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of such company has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of the company’s outside auditor.

Management believes that Daniel Carlson is a financial expert. The term “financial expert” is defined as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

Audit Committee

Daniel Carlson, Ray Martin and Sriram Peruvemba serve on the audit committee, which is chaired by Daniel Carlson. The audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•	reviewing the internal audit plan with the independent registered public accounting firm and members of management responsible for preparing our consolidated financial statements;

•

reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly consolidated financial statements and related disclosures as well as critical accounting policies and practices used by us;

•	reviewing the adequacy of our internal control over financial reporting;

•	reviewing the code of business conduct and ethics and granting waivers for executive officers and directors thereunder;

•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

•

recommending, based upon the audit committee’s review and discussions with management and the independent registered public accounting firm, whether our audited consolidated financial statements shall be included in our Annual Report on Form 10-K;

•

recommending, based upon the audit committee’s review and discussions with management and the independent registered public accounting firm, whether our audited consolidated financial statements shall be included in our Annual Report on Form 10-K;

•	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;

•	reviewing all related party transactions for potential conflict of interest situations and approving all such transactions; and

•	reviewing earnings releases.

Compensation Committee

Daniel Carlson, Ray Martin and Sriram Peruvemba serve on the compensation committee, which is chaired by Mr. Martin. The compensation committee’s responsibilities include:

•	annually reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer;

•	evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and determining the compensation of our Chief Executive Officer;

•	reviewing and approving the compensation of our other executive officers;

•	reviewing and establishing our overall management compensation, philosophy and policy;

•	overseeing and administering our compensation and similar plans;

•	evaluating and assessing potential current compensation advisors in accordance with the independence standards;

•	retaining and approving the compensation of any compensation advisors;

•	reviewing and approving our policies for the grant of non-cash compensation and perquisites;

•	reviewing and making recommendations to the board of directors with respect to director compensation; and

•	reviewing the compensation discussion and analysis to be included in our annual proxy statement.

Nominating and Corporate Governance Committee

Steve Squires, Daniel Carlson, and Ray Martin serve on the nominating and corporate governance committee, which is chaired by Mr. Squires. The nominating and corporate governance committee’s responsibilities include:

•	developing and recommending to the board of directors criteria for board and committee membership;

•	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;

•	identifying individuals qualified to become members of the Board of Directors;

•	recommending to the Board of Directors the persons to be nominated for election as directors and to each of the board’s committees;

•	recommending to the Board of Directors the persons to be nominated for election as directors and to each of the board’s committees;

•	overseeing the evaluation of the board of directors and the Chief Executive Officer.

Our Board of Directors may establish other committees from time to time.

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

Code of Ethics

The Securities and Exchange Commission requires registrants like the Company to either adopt a code of ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer or explain why the Company has not adopted such a code of ethics. For purposes of item 406 of Regulation S-K, the term “code of ethics” means written standards that are reasonably designed to deter wrongdoing and to promote:

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

On September 22, 2015, the Board of Directors approved a revised Code of Business Conduct and Ethics, a copy of which is filed as an exhibit to this Form-10K/A. Management intends in the future to review the Code of Business Conduct and Ethics and will consider appropriate amendments and revisions thereto.

On September 22, 2015, the Board of Directors also approved Insider Trading, Whistleblower, and Foreign Corrupt Practices Act (FCPA) Policies.

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

Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, we believe that John Heaton and Ray Martin each had one Form 4 filed late for the fiscal year ended June 30, 2015. David Doderer recently filed a Form 5 late which pertained to a transaction which occurred in fiscal 2014. Robin Squires became an officer of the Company in January 2013 and ceased being an officer in October 2015. Ms. Squires recently filed a late Form 5 for each of the Company’s fiscal years 2014 and 2015 having missed filing several Form 4 reports during the same periods.

Item 11. Compensation of Directors and Executive Officers.

The following table sets forth the overall compensation earned over the fiscal years ended June 30, 2014 and 2015 by (1) each person who served as the chief executive officer or chief financial officer of the Company or its subsidiary during fiscal year 2015; and (2) our most highly compensated executive officers as of June 30, 2015 with compensation during fiscal year ended 2015 of $100,000 or more.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants Or Options Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)(3)	Total ($) (3)

Stephen Squires	2015	$225,000	$0	$0	$0	$0	$0	$36,000	$261,000
Chief Executive Officer (4)	2014	$225,000	$0	$0	$0	$0	$0	$11,520	$236,520

Craig Lindberg	2015	$30,000	$0	$0	$1,974,591	$0	$0	$0	$2,004,591
Chief Financial Officer	2014	$0	$0	$0	$0	$0	$0	$0	$0

Chris Benjamin	2015	$120,000	$0	$0	$0	$0	$0	$0	$120,000
Former CFO (4)	2014	$120,000	$0	$0	$0	$0	$0	$0	$120,000

David Doderer	2015	$150,000	$0	$0	$0	$0	$0	$0	$150,000
Vice President (4)	2014	$150,000	$0	$0	$0	$0	$0	$0	$150,000

Dr. Ghassan Jabbour	2015	$120,000	$0	$0	$0	$0	$0	$0	$120,000
Chief Science Officer (4)	2014	$120,000	$0	$0	$0	$0	$0	$0	$120,000

(1)

The options and restricted stock awards presented in this table for 2014 and 2015 reflect the entire fair value of such awards in the year of grant. However, the accompanying consolidated financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10 K.

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

(3)	In 2014, the Company utilized the home of Stephen Squires as an executive office. Total compensation includes the amount accrued or reimbursed to Mr. Squires as it pertains to his home office.

(4)	See “Salary or Consulting Accruals” below for a description of accrued salaries of certain officers and directors, some of which were converted into warrants to purchase Common Stock of the Company.

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

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2014 or 2015 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers and directors that were outstanding, exercisable and/or vested as of June 30, 2015.

	Option Awards (1)					Stock Awards (1)
								Equity
								Incentive
								Plan	Equity
								Awards:	Incentive Plan
			Equity				Market	Number	Awards:
			Incentive				Value of	of	Market or
	Number		Plan			Number	Shares	Unearned	Payout Value
	of	Number of	Awards:			of	or	Shares,	of
	Securities	Securities	Number of			Shares or	Units of	Units or	Unearned
	Underlying	Underlying	Securities			Units of	Stock	Other	Shares, Units
	Unexercised	Unexercised	Underlying			Stock	That	Rights	or
	Options	Options (#)	Unexercised	Option	Option	That	Have	That	Other Rights
	(#)	Unexercisable	Unearned	Exercise	Expiration	Have Not	Not	Have Not	That Have Not
Name	Exercisable	(3)	Options (#)	Price ($)	Date	Vested (#)	Vested	Vested	Vested
Stephen Squires (1)(2)	0	1,000,000	0	$0.05	10/19/2019	0	0	N/A	N/A
	0	5,000,000	0	$0.05	1/20/2020	0	0	N/A	N/A
	0	1,666,666	0	$0.075	11/4/2015	0	0	N/A	N/A
	0	3,500,000	0	$0.05	3/2/2017	0	0	N/A	N/A
	0	5,000,000	0	$0.05	3/29/2023	0	0	N/A	N/A
	0	2,968,750	0	$0.06	2/10/2019	0	0	N/A	N/A
	0	1,562,500	0	$0.08	6/6/2019	0	0	N/A	N/A

Craig Lindberg	0	14,300,000	0	$0.10	4/2/2025	0	0	N/A	N/A

David Doderer (1)(2)	0	500,000	0	$0.05	10/19/2019	0	0	N/A	N/A
	0	833,333	0	$0.075	11/4/2015	0	0	N/A	N/A
	0	738,636	0	$0.11	5/18/2016	0	0	N/A	N/A
	2	5,000,000	0	$0.05	3/29/2023	0	0	N/A	N/A
	0	3,000,000	0	$0.05	1/11/2018	0	0	N/A	N/A
	0	781,250	0	$0.06	2/10/2019	0	0	N/A	N/A

Dr. Ghassan Jabbour (2)	0	300,000	0	$0.05	10/19/2019	0	0	N/A	N/A
	0	3,250,000	0	$0.075	11/4/2015	0	0	N/A	N/A
	0	568,181	0	$0.11	5/18/2016	0	0	N/A	N/A
	0	3,750,000	0	$0.06	2/10/2019	0	0	N/A	N/A
	0	1,500,000	0	$0.08	6/6/2019	0	0	N/A	N/A

(1)

On January 20, 2010, the Board of Directors approved employment contracts of Stephen Squires and David Doderer which each contained grants of 5,000,000 restricted shares of Common Stock. The contracts also contained the grant of ten-year non-statutory stock options to purchase 5,000,000 shares of common stock at an exercise price of $0.05 per share.

(2)

See “Salary or Consulting Accruals” below for a description of accrued salaries of certain officers and directors which were converted into warrants and options to purchase Common Stock of the Company.

(3)

In September 2015, the Company’s officers, and certain employees owning options and warrants to purchase 57,974,414 shares of the Company’s Common Stock entered into an agreement with the Company that such persons cannot exercise their options and warrants and that the Company does not have to reserve for issuance the issuance of shares of Common Stock underlying their options and warrants until the earlier of August 1, 2016 or the Company having unreserved shares sufficient for all outstanding options to be exercised. This could happen through an increase in authorized common shares, cancellation of outstanding convertible notes or warrants, or shareholder approved reverse stock split.

Employment Agreements

Stephen Squires, Craig Lindberg, and David Doderer are each a party to an employment agreement with the Company. See “Other Employment Arrangements” for a description of monies paid to Dr. Jabbour, Mr. Benjamin and Mrs. Squires.

Name	Position	Annual Salary		Bonus
Stephen Squires	Chief Executive Officer	$225,000	(1)	(2)
Craig Lindberg	Chief Financial Officer	$120,000		(3)
David Doderer	VP Research & Development	$150,000		(2)

(1)                                 Does not include $5,000 per month paid to his wife, Robin Squires for administrative services.

(2)                                 Discretionary bonus as determined by the Compensation Committee based upon company and individual performance or $120,000 per annum.

(3)                                 Discretionary bonus as determined by the Compensation Committee based upon company and individual performance.

Salary or Consulting Accruals

In February 2014, certain officers, employees, and consultants of the Company listed below converted accrued salaries (and/or consulting fees) as of June 30, 2013 into common stock options under the 2013 Plan.

Name	Dollar Amount Converted	# of Options
Dr. Ghassan Jabbour	$120,000	3,750,000
David Doderer	25,000	781,250
Christopher Benjamin	90,000	2,812,500
Stephen Squires	95,000	2,968,750
Andrew Robinson	50,000	1,562,500
Toshi Ando	99,870	3,120,934
Art Lamstein	66,405	2,075,148
Consultants (1)	200,000	833,334
Total	$746,275	17,904,415

(1) Also included 3,363,654 shares of common stock not issued under the 2013 Plan.

In June 2014, certain officers and employees of the Company listed below converted accrued salaries (and/or consulting fees) as of June 30, 2014 into shares of common stock and common stock options; the stock options were issued under the 2013 Plan.

Name	Dollar Amount Converted	# of Shares	# of Options
Dr. Ghassan Jabbour	$120,000	1,500,000	1,500,000
Christopher Benjamin	80,000	1,000,000	1,000,000
Stephen Squires	125,000	1,562,500	1,562,500
Robin Squires	75,000	937,500	937,500
Toshi Ando	86,000	1,075,000	0
Art Lamstein	65,000	0	1,083,333
Total	$551,000	6,075,000	6,083,333

As of June 30, 2015, the Company has accrued salaries (and/or consulting fees) and expense reimbursements to our executive officers in the amounts set forth below. There were no conversions of accrued salaries to equity in the year ended June 30, 2015.

Name	Salary Accrued	Expense Reimbursements Accrued
Stephen Squires(1)	$0	$63,582
Craig Lindberg	30,000	0
David Doderer	286,250	0
Dr. Ghassan Jabbour	120,000	0
Total	$436,250	$63,582

(1) Includes accrued expenses and other amounts owed to Robin Squires, Steven Squires’ wife.

Employment Agreement - Stephen Squires

Pursuant to an employment agreement dated October 26, 2012, the Company entered into a five-year employment contract to retain the services of Stephen Squires as Chief Executive Officer of the Company for the period of January 1, 2013 through January 1, 2018. The agreement is subject to automatic successive renewal terms of one year, unless either party provides written notice to the other party terminating the initial term of any extension thereof at least 60 days prior to the scheduled termination date of the contract. Mr. Squires is to receive an annual salary of $225,000, paid in monthly installments at the rate of $18,750 per month. Mr. Squires also received a signing bonus of 5,000,000 restricted shares of Common Stock and 5,000,000 stock options with an amended exercise price of $0.05 per share, fully vested, expiring on March 29, 2023. In the event Mr. Squires’ services as a director are terminated for any reason, including, termination by his own choice, within six months of a change in control event as defined in said agreement, he shall receive one year’s fees of $225,000 payable in one lump sum no later than 30 days after the termination of his services as a director and, in such event, any options that are not fully vested shall become immediately vested and the options shall be extended for an additional one year following the final exercise date of said option agreement. Mr. Squires’ employment agreement may be terminated for cause as defined in the agreement. In such event, he shall receive his unpaid portion of his base salary computed up to the date of termination, plus certain other benefits. In the event of death, his estate shall receive compensation of the unpaid portion of his base salary up to the date of his death, plus certain benefits. The agreement contains certain prohibitions against soliciting employees and clients of the Company for his own personal benefit during the term of the agreement and for a period of one year thereafter. Mr. Squires’ employment agreement does not reflect the following approved by the Company’s Board:

•	Compensation of $5,000 per month paid to Mr. Squires’ spouse for administrative services;
•	Mr. Squires and his spouse received in October 2009 options to purchase a total of 1,600,000 shares of the Company, issued under the 2009 Plan at $0.05 per share through October 2019;
•	Mr. Squires received in January 2010 options to purchase a total of 5,000,000 shares of the Company, issued under the 2009 Plan, at $0.05 per share through January 2020;
•	Mr. Squires received in March 2012 options to purchase a total of 3,500,000 shares of the Company at $0.03 per share through March 2017;
•	The November 2010 issuance of five year warrants to purchase 1,666,666 shares exercisable at $0.075 per share in exchange for the cancellation of $125,000 of accrued salary; and

•	The issuance of 10,000,000 shares of Common Stock in January 2011 in exchange for the cancellation of indebtedness to Mr. Squires of $270,145 or $0.027 per share.

Employment Agreement — David Doderer

Pursuant to an employment agreement dated October 26, 2012, the Company entered into a five-year employment contract to retain the services of David Doderer as Vice President of Research and Development of the Company for the period of January 1, 2013 through January 1, 2018. The agreement is subject to automatic successive renewal terms of one year, unless either party provides written notice to the other party terminating the initial term of any extension thereof at least 60 days prior to the scheduled termination date of the contract. Mr. Doderer is to receive an annual salary of $150,000, paid in monthly installments at the rate of $12,500 per month. Mr. Doderer also received a signing bonus of 5,000,000 restricted shares of Common Stock and 5,000,000 stock options with an amended exercise price of $0.05 per share, fully vested, expiring on March 29, 2023. In the event Mr. Doderer’s services as a director are terminated for any reason, including, termination by his own choice, within six months of a change in control event as defined in said agreement, he shall receive one year’s fees of $120,000 payable in one lump sum no later than 30 days after the termination of his services as a director and, in such event, any options that are not fully vested shall become immediately vested and the options shall be extended for an additional one year following the final exercise date of said option agreement. Mr. Doderer’s employment agreement may be terminated for cause as defined in the agreement. In such event, he shall receive his unpaid portion of his base salary computed up to the date of termination, plus certain other benefits. In the event of death, his estate shall receive compensation of the unpaid portion of his base salary up to the date of his death, plus certain benefits. The agreement contains certain prohibitions against soliciting employees and clients of the Company for his own personal benefit during the term of the agreement and for a period of one year thereafter. Mr. Doderer’s employment agreement does not reflect the following approved by the Company’s Board:

•	Mr. Doderer received in October 2009 options to purchase 500,000 shares of the Company, issued under the 2009 Plan, at $0.05 per share through October 2019;
•	The November 2010 issuance of five year warrants to purchase 833,333 shares exercisable at $0.075 per share in exchange for the cancellation of $62,500 of accrued salary;
•	The May 2011 issuance of five year warrants to purchase 738,636 shares exercisable at $0.11 per share in exchange for the cancellation of $81,250 of accrued salary; and
•	Mr. Doderer received in January 2013 options to purchase a total of 3,000,000 shares of the Company, issued under the 2013 Plan, at $0.05 per share through January 2018.

Employment Agreement — Craig Lindberg

On June 15, 2015, the Company entered into an employment agreement with Craig Lindberg effective April 2, 2015. Pursuant to the employment agreement, Mr. Lindberg shall serve as Chief Financial Officer of the Company. While there is no definitive term in the employment agreement, either party may terminate the agreement by giving 30 days written advance notice to the other party. Mr. Lindberg is receiving a base salary of $120,000 and is eligible to receive annual and special bonuses. Mr. Lindberg received a signing bonus of options to purchase 14,300,000 shares at an exercise price of $.10 per share with one-third vesting on April 2, 2016, one-third vesting on April 2, 2017 and the balance vesting on April 2, 2018. The Company agreed to provide Mr. Lindberg with certain employee benefits and indemnification. In the event that Mr. Lindberg is terminated without cause or good reason, Mr. Lindberg is entitled to receive within seven days following the termination date a lump sum payment equal to two times the sum of Mr. Lindberg’s base salary and targeted bonus for the year in which the termination date occurs.

Other Compensation Arrangements

Chris Benjamin, former CFO and former Director, and Robin Squires, former executive officer and the wife of Stephen Squires, each receive monthly compensation of $5,000. Dr. Ghassan Jabbour receives monthly compensation of $2,500. The Company’s agreement with Mr. Benjamin expires in December 2015 at which point the Company has the right to terminate the services of Mr. Benjamin at any time. The Company has the right to terminate the services Mrs. Squires and Dr. Jabbour, at any time.

Director Compensation

Cash Fees

As of the filing date of this Form 10-K/A, no cash fees have been paid to any directors of the Company, although the Board reserves the right to pay such cash fees in the future.

Restricted Stock and Options

Dr. Michael Wong received in October 2009 and in June 2012, options to purchase 300,000 shares and 250,000 shares, respectively, under the Company’s 2009 Plan as defined herein under “2009 Stock Option Plan.” These options were granted over a term of ten years and five years, respectively, at exercise prices ranging from $0.04 per share to $0.05 per share.

In December 2014, Ray Martin and John Heaton were granted 78,947 and 52,632 shares respectively for their services as Directors during the Company’s fiscal year 2015.

In September 2015, Ray Martin and Daniel Carlson were each granted 500,000 stock options which vest in equal annual amounts over three years for his services as a Director in the Company’s fiscal year 2016. The options have a 10-year term and an exercise price of $0.17.

In October 2015, Sriram Peruvemba was granted 500,000 stock options which vest in equal annual amounts over three years for his services as a Director in the Company’s fiscal year 2016. The options have a 10-year term and a strike price of $0.17.

The Company’s other directors, namely, Stephen Squires, David Doderer, and Ghassan Jabbour are each directors and executive officers of the Company. Their employment contracts and employment arrangements have included the receipt of restricted shares of Common Stock and options/warrants granted in connection with services rendered as employees of the Company. See the contents of this “Item 11” for a description of their compensation.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the board meeting.

2015 Compensation

The following table shows the overall compensation earned for the 2015 fiscal year with respect to each non-employee director of the Company as of June 30, 2015.

	DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Warrant/ Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Ray Martin, Director	0	15,000	0	0	0	0	15,000
Daniel Carlson, Director	0	0	0	0	0	0	0
Sriram Peruvemba, Director	0	0	0	0	0	0	0
John Heaton, Former Director	0	10,000	0	0	0	0	10,000
Dr. Michael Wong, Former Director	0	0	0	0	0	0	0

(1)       ASC 718 requires the company to determine the overall value of the restricted stock awards and the options as of the date of grant based upon the Black-Scholes method of valuation, which value is set forth in the table above, and to then expense that value over the service period over which the restricted stock awards and the options become exercisable vested.  As a general rule, for time-in-service-based restricted stock awards and options, the company will immediately expense any restricted stock award or option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock award and option.  For a description of ASC 718 and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included in the Form 10-K filed for the Company’s fiscal year ended June 30, 2015.

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

2009 Stock Option Plan

On December 2, 2009, the Company established a 2009 Employee Benefit and Consulting Services Compensation Plan (the “2009 Plan”) covering 10,000,000 shares. The material features of the 2009 Plan are described below.

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

Types of Awards

The 2009 Plan is designed to enable us to offer certain officers, employees, directors and consultants of us and our subsidiaries equity interests in us and other incentive awards in order to attract, retain and reward such individuals and to strengthen the mutuality of interests between such individuals and our stockholders. In furtherance of this purpose, the 2009 Plan contained provisions for granting incentive and non-statutory stock options and Common Stock Awards.

Stock Options. A “stock option” is a contractual right to purchase a number of shares of Common Stock at a price determined on the date the option is granted. The option price per share of Common Stock purchasable upon exercise of a stock option and the time or times at which such options shall be exercisable shall be determined by the Board at the time of grant. Such option price shall not be less than 100% of the fair market value of the Common Stock on the date of grant. The option price must be paid in cash, money order, check or Common Stock of the Company. The Options may also contain at the time of grant, at the discretion of the Board, certain other cashless exercise provisions.

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

Termination or Amendment of the 2009 Plan

The Board may at any time amend, discontinue, or terminate all or any part of the 2009 Plan, provided, however, that unless otherwise required by law, the rights of a participant may not be impaired without his or her consent, and provided that we will seek the approval of our stockholders for any amendment if such approval is necessary to comply with any applicable federal or state securities laws or rules or regulations.

Awards

As of June 30, 2015, options to purchase 8,950,000 shares were outstanding under the 2009 Plan. These include the following persons:

	Amount of Shares	Exercise Price	Net Realizable Value (1)
Stephen Squires	6,000,000	$0.05	$840,000
David Doderer	500,000	0.05	70,000
Ghassan Jabbour	300,000	0.05	42,000
Non Officers/Directors (2)	2,150,000	0.04 - 0.06	298,500

(1) Based upon the closing last sale of $0.19 per share as of June 30, 2015, after deducting the applicable exercise price.

(2) Represents options owned by persons who are not currently officers or directors of the Company as of the date of this filing.

It is not possible to predict the individuals who will receive future awards under the 2009 Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The foregoing table does not reflect options/warrants or shares granted to officers and directors outside of the 2009 Plan.

Shares Subject to the 2009 Plan

The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the 2009 Plan is 10,000,000 shares. Such shares may be either authorized and unissued shares or issued shares reacquired by the Company and held in treasury. The 2009 Plan does not limit the number of shares of Common Stock with respect to which options or Stock Awards may be granted to any individual during any calendar year. The aggregate number of shares issuable under the 2009 Plan and the number of shares subject to options and awards to be granted under the 2009 Plan are subject to adjustment in the event of certain mergers, reorganizations, consolidations, recapitalizations, dividends (other than a regular cash dividend), stock split or other change in corporate structure affecting the Common Stock. Shares subject to options that expire, terminate or are canceled unexercised, shares of stock that have been forfeited to the Company and shares that are not issued as a result of forfeiture or termination of an award may be reissued under the 2009 Plan.

Option activity in the 2009 Plan was as follows for the years ended June 30, 2015 and June 30, 2014:

	2015		2014
		Weighted-Average		Weighted- Average
	Shares	Exercise Price	Shares	Exercise Price

Shares reserved	10,000,000		10,000,000
Outstanding at beginning of year	9,200,000	$0.052	9,200,000	$0.052
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/cancelled	250,000	0.110	—	—

Outstanding at end of period	8,950,000	$0.050	9,200,000	$0.052

Remaining options available to be issued	1,050,000		800,000

2013 Stock Option Plan

In January 2013, the Company approved the 2013 Employee Benefit and Consulting Services Compensation Plan (the “2013 Plan”) covering 20,000,000 shares, which automatically increased to 60,000,000 shares on March 29, 2013. The 2013 Plan, having received shareholder approval, is otherwise identical to the terms of the 2009 Plan.

Awards

As of June 30, 2015, options to purchase 53,287,748 shares were outstanding under the 2013 Plan. These include the following persons:

	Amount of Shares	Exercise Price	Net Realizable Value (1)
Stephen Squires	9,531,250	$0.05 - 0.08	$1,257,813
Craig Lindberg	14,300,000	0.10	1,287,000
David Doderer	8,781,250	0.05 - 0.08	1,221,563
Ghassan Jabbour	5,250,000	0.06 - 0.08	652,500
Non Officers/Directors (2)	15,425,248	0.05 - 0.08	1,948,199

(1) Based upon the closing last sale of $0.19 per share as of June 30, 2015, after deducting the applicable exercise price.

(2) Represents options owned by persons who are not currently officers or directors of the Company as of the date of this filing.

It is not possible to predict the individuals who will receive future awards under the 2013 Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Board. The foregoing table does not reflect options/warrants or shares granted to officers and directors outside of the 2013 Plan.

Shares Subject to the 2013 Plan

The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the 2013 Plan is 60,000,000 shares. Such shares may be either authorized and unissued shares or issued shares reacquired by the Company and held in treasury. The 2013 Plan does not limit the number of shares of Common Stock with respect to which options or Stock Awards may be granted to any individual during any calendar year. The aggregate number of shares issuable under the 2013 Plan and the number of shares subject to options and awards to be granted under the 2013 Plan are subject to adjustment in the event of certain mergers, reorganizations, consolidations, recapitalizations, dividends (other than a regular cash dividend), stock split or other change in corporate structure affecting the Common Stock. Shares subject to options that expire, terminate or are canceled unexercised, shares of stock that have been forfeited to the Company and shares that are not issued as a result of forfeiture or termination of an award may be reissued under the 2013 Plan.

Option activity in the 2013 Plan was as follows for the years ended June 30, 2015 and June 30, 2014:

	2015		2014
		Weighted- Average		Weighted- Average
	Shares	Exercise Price	Shares	Exercise Price

Shares reserved	60,000,000		60,000,000
Outstanding at beginning of year	46,403,473	$0.058	22,415,725	$0.050
Granted	14,300,000	0.100	23,987,748	0.066
Exercised	—		—
Forfeited/cancelled	7,415,725	0.050	—

Outstanding at end of period	53,287,748	$0.071	46,403,473	$0.058

Remaining options available to be issued	6,712,252		14,429,860

Options outside the 2009 Plan and 2013 Plan

In March 2012, 3,500,000 stock options with a term of five years, was granted outside of the 2009 and 2013 Plans.

In May 2015, 2,000,000 stock options with a term 10 years, was granted outside of the 2009 and 2013 Plans.

Agreements with Officers, Directors and Employees

In September 2015, the Company’s officers and certain employees owning options to purchase 57,979,414 shares of the Company’s Common Stock entered into an agreement with the Company that such persons cannot exercise their options and that the Company does not have to reserve for issuance the issuance of shares of Common Stock underlying their options until the earlier of August 1, 2016 or the Company having unreserved shares sufficient for all outstanding options to be exercised. This could happen through an increase in authorized common shares, the cancellation of outstanding convertible notes or warrants, or a shareholder approved reverse stock split.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 9, 2015, shares of Common Stock beneficially owned by (1) each person (including any group) of more than five percent of our Common Stock, based solely on Schedule 13D and 13G filings with the Securities and Exchange Commission, and (2) the Company’s directors and officers.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)(2)	Percent of Class (3)
Stephen Squires (4)	28,067,829	8.9
Ghassan Jabbour (5)	9,618,181	3.0
David Doderer (6)	8,241,969	2.6
Craig Lindberg (7)	1,000,000	*
Ray Martin (8)	78,947	*
Daniel Carlson (9)	0	0
Sriram Peruvemba(10)	0	0
Directors and executive officers as a group of 7 persons (11)	47,006,926	14.6
MKM Capital Advisors LLC (12)	23,825,000	7.6
Steven Posner Trust (13)	19,727,941	6.2

* Less than 1%

(1)	Unless otherwise indicated, ownership represents sole voting and investment power.
(2)	The address for each officer and director named above is c/o the Company at 3055 Hunter Road, San Marcos, TX 78666.
(3)	Based upon 313,849,871 common shares outstanding as of October 9, 2015.
(4)

Includes 26,391,676 shares of common stock owned directly and 9,487 shares of common stock owned by his wife, and warrants to purchase 1,666,666 shares owned by Mr. Squires. Excludes options to purchase 19,031,250 shares owned by Mr. Squires and options to purchase 1,537,500 shares owned by Mrs. Squires which are not currently exercisable by agreement as described above in “Agreements with Officers, Directors and Employees.”

(5)

Includes 5,800,000 shares of common stock and warrants to purchase 3,818,181 shares. The foregoing excludes options to purchase 5,550,000 shares which are not currently exercisable by agreement as described above.

(6)

Includes 6,670,000 shares of common stock and warrants to purchase 1,571,969 shares. The foregoing excludes options to purchase 9,281,250 shares which are not currently exercisable by agreement as described above.

(7)

Includes 1,000,000 shares of common stock. The foregoing excludes options to purchase 14,300,000 shares which are not currently exercisable by agreement as described above and also subject to vesting requirements as described above in “Employment Agreement — Craig Lindberg.”

(8)

Includes 78,947 shares of common stock owned by Mr. Martin’s consulting corporation. The foregoing excludes unvested options to purchase 500,000 shares of common stock which are not currently exercisable.

(9)	Excludes unvested options to purchase 500,000 shares of common stock which are not currently exercisable.
(10)	Excludes unvested options to purchase 500,000 shares of common stock which are not currently exercisable.
(11)	Excludes all options and warrants owned by officers and directors which are not currently exercisable by agreement and are referenced in notes 4 — 9 above.
(12)

Includes 19,000,000 shares of Common Stock owned by MKM Opportunity Fund Ltd. and 3,100,000 shares of Common Stock owned by MKM SP1, LLC. Also includes warrants to purchase 1,625,000 shares, which warrants are subject to provisions which prohibit the exercise of the warrants in the event MKM Opportunity Master Fund Ltd. would own greater than 9.9% of the outstanding shares. The information contained herein is based upon a Schedule 13G filed with the SEC on October 15, 2014.

(13)

Includes 17,102,941 shares of Common Stock. Also includes warrants to purchase 2,625,000 shares, which warrants are subject to provisions which prohibit the exercise of the warrants in the event Steven Posner Trust would own greater than 9.9% of the outstanding shares. The information contained herein is based upon a Schedule 13D filed with the SEC on August 18, 2015.

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

(1) Options exercisable at prices ranging from $0.04 per share to $0.06 per share.

The following summary information is as of the Record Date and relates to our 2013 Plan described elsewhere herein pursuant to which we have granted options to purchase our Common Stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise Of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity Compensation Plans	53,287,748	(1)	6,712,252

(1) Options exercisable at prices ranging from $0.05 per share to $0.10 per share.

Item 13. Certain Relationships and Related Transactions and Director Independence.

For a description of certain transactions between the Company and its affiliated parties, reference is made to Note 15 of the Company’s Form 10-K for the Company’s fiscal year ended June 30, 2015, which information is incorporated herein by reference.

For a description of transactions during fiscal years 2014 and 2015 between the Company and its executive officers and directors, reference is made to Items 7 and 11 of this Form 10-K/A.

Director Independence

Our Board has determined that each of Ray Martin, Daniel Carlson, and Sriram Peruvemba is considered an “independent director.” Under the National Association of Securities Dealers Automated Quotations (“NASDAQ”) definition, an “independent director” means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $120,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of the company has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of the company’s outside auditor. See “Item 10.”

Item 14. Principal Accountant Fees and Services.

On June 15, 2015, the Company’s Board of Directors dismissed Messineo & Co., CPA’s LLC (“Messineo”) as the Company’s independent accountants and approved engaging Weaver & Tidwell, LLP. (“Weaver”) of Houston, Texas, as the Company’s new registered independent public accountant.

The following table presents the aggregate fees billed by Weaver for services rendered for the fiscal years ended June 30, 2015 and 2014:

	Services Billed for the Year Ended June 30,
	2015	2014
Audit Fees (1)(2)	$69,000	$0
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	$0	$0
Total	$69,000	$0

(1) The Audit fees for the years ended June 30, 2015 were for professional services rendered for the audits of Company’s consolidated financial statements , the review of documents filed with the SEC, and consents.

(2) The Company engaged Weaver to re-audit the consolidated financial statements for the year ended June 30, 2014 as part of the audit of the consolidated financial statements for the year ended June 30, 2015.

The following table presents the aggregate fees billed by Messineo for services rendered for the fiscal years ended June 30, 2015 and 2014:

	Services Billed for the Year Ended June 30,
	2015	2014
Audit Fees (1)	$7,500	$21,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	$0	$0
Total	$7,500	$21,500

(1) The Audit fees for the years ended June 30, 2015 were for professional services rendered for the reviews of Company’s quarterly consolidated financial statements, the review of documents filed with the SEC, and consents. The Audit fees for the years ended June 30, 2014 were for professional services rendered for the audits of Company’s consolidated financial statements , the reviews of Company’s quarterly consolidated financial statements, the review of documents filed with the SEC, and consents.

Item 15.  Exhibits and Financial Statement Schedules

(a)                                                         Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data” in the Form 10-K filed for the Company’s fiscal year ended June 30, 2015 and are incorporated herein by reference as part of this Form 10-K/A as the consolidated financial statements of the Company for the years ended June 30, 2015 and 2014:

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

2.1

Agreement and Plan of Merger and Reorganization, dated as of October 15, 2008, by and among Quantum Materials Corp., Solterra Renewable Technologies, Inc., the shareholders of Solterra and Greg Chapman, as Indemnitor

3.1	Articles of Incorporation. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007)

3.2	2010 Amendment to Articles of Incorporation. (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014)

3.3	2013 Amendment to Articles of Incorporation. (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014)

3.4	Bylaws. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007)

4.1	Form of Securities Purchase Agreement dated as of November 4, 2008

4.2	Form of Security Agreement dated November 4, 2008

4.3	Form of Subsidiary Guarantee dated November 4, 2008

4.4	Form of Stock Pledge Agreement dated November 4, 2008

4.5	Form of Debenture— MKM Opportunity Master Fund, Ltd.

4.6	Form of Debenture— MKM SP1, LLC

4.7	Form of Debenture— Steven Posner Irrevocable Trust u/t/a Dated 06/17/65

4.8	Form of Escrow Agreement

4.9	Form of Amended Waiver and Consent

4.10	Form of Registration Rights Agreement

4.11	Standstill Agreement dated June 1, 2009. (Incorporated by reference to Form 8-K filed June 9, 2009)

4.12	Amended Standstill Agreement dated June 1, 2009. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009)

4.13	Extension of Standstill Agreement dated October 29, 2009. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009)

4.14	Form of Securities Purchase Agreement dated January 31, 2014

4.15	Form of Debenture issued on January 31, 2014

10.1	License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. dated August 20, 2008

10.2	Letter dated October 2, 2008 from Rice University amending the License Agreement contained in Exhibit 10.1

10.3	Agreement with Arizona State University executed by ASU on October 8, 2008 and executed by Solterra on September 18, 2008

10.4	Letters dated November 5, 2009 and November 5, 2009 amending Rice University Agreement. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009)

10.5	Consulting Agreement between Steven Posner, Oceanus Capital and the issuer. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009)

10.6	Consulting Agreement between Sound Capital Inc. and the issuer dated November 12, 2009 (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2009)

10.7	License Agreement between The University of Arizona and the issuer dated July 2009. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2009)

10.8

Letter dated December 16, 2010 from Rice University amending the License Agreement contained in Exhibit 10.1 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010)

10.9

Amendment to Exclusive Patent License Agreement between University of Arizona and Solterra Renewable Technologies (i.e. amendment to exhibit 10.7). (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010 filed on February 14, 2011)

10.10	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K dated September 19, 2013)

10.11	License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K dated September 19, 2013)

10.12	Second Amendment to Issuer’s Agreement with University of Arizona. (Incorporated by reference to Form 10-K for the fiscal year ended June 30, 2012)

10.13	Employment Agreement — Stephen Squires (Incorporated by reference to Form 8-K filed January 23, 2013)

10.14	Employment Agreement — David Doderer (Incorporated by reference to Form 8-K filed January 23, 2013)

10.15	Employment Agreement — Craig Lindberg (Incorporated by reference to Form 8-K filed June 17, 2015)

14.1	Code of Business Conduct and Ethics*

23.1	Consent of Independent Registered Public Accounting Firm (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2015 filed on October 13, 2015)

31(a)	Rule 13a-14(a) Certification — Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification — Principal Financial Officer *

32(a)	Section 1350 Certification — Principal Executive Officer *

32(b)	Section 1350 Certification — Principal Financial Officer *

99.1	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014)

99.2	2013 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014)

101.INS	XBRL Instance Document *

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *

*  Filed herewith.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM MATERIALS CORP.

Date: October 27, 2015	By:	/s/ Stephen Squires
Name: Stephen Squires
Title: President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen Squires	Title: President , Principal	Date: October 26, 2015
Stephen Squires	Executive Officer and Director

/s/ Craig Lindberg	Title: Principal Financial Officer	Date: October 26, 2015
Craig Lindberg

/s/ Daniel Carlson	Title: Director	Date: October 26, 2015
Daniel Carlson

/s/ Dr. Ghassan E. Jabbour	Title: Chief Science Officer;	Date: October 26, 2015
Dr. Ghassan E. Jabbour	Director

/s/ David Doderer	Title: VP Research and Development;	Date: October 26, 2015
David Doderer	Director

/s/ Ray Martin	Title: Director	Date: October 26, 2015
Ray Martin

/s/ Sriram Peruvemba	Title: Director	Date: October 26, 2015
Sriram Peruvemba

Stephen Squires, Dr. Ghassan E. Jabbour, David Doderer, Daniel Carlson, Ray Martin and Sriram Peruvemba represent all the current members of the Board of Directors.