Form 10-Q
period 2015-09-30
QUANTUM MATERIALS CORP.
filed 2015-11-13
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission File Number: 000-52956

QUANTUM MATERIALS CORP.

(Exact name of Registrant as specified in its charter)

Nevada	20-8195578
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3055 Hunter Road

San Marcos, TX 78666

(Address of principal executive offices)

214-701-8779

(Registrant’s telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

As of November 9, 2015, there were 319,737,045 shares of common stock, $0.001 par value per share, outstanding.

QUANTUM MATERIALS CORP.

QUANTUM MATERIALS CORP.

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2015	2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$542,595	$673,839
Restricted cash	—	65,330
Prepaid expenses and other current assets	418,696	258,391
TOTAL CURRENT ASSETS	961,291	997,560

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $84,024 and $63,615	790,779	776,039

LICENSES AND PATENTS, net of accumulated amortization of $46,344 and $36,707	146,399	156,036

TOTAL ASSETS	$1,898,469	$1,929,635

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$547,309	$364,797
Accrued salaries	667,274	577,027
Deferred revenue	225,000	—
TOTAL CURRENT LIABILITIES	1,439,583	941,824

CONVERTIBLE DEBENTURE, net of current portion and unamortized discount	301,025	258,838

TOTAL LIABILITIES	1,740,608	1,200,662

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, authorized 400,000,000 shares, 312,488,760 and 307,097,420 issued and outstanding at September 30, 2015 and June 30, 2015, respectively	312,489	307,097
Additional paid-in capital	24,389,622	24,099,177
Accumulated deficit	(24,544,250)	(23,677,301)
TOTAL STOCKHOLDERS’ EQUITY	157,861	728,973

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,898,469	$1,929,635

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2015	2014
	(unaudited)

OPERATING EXPENSES
General and administrative	$897,894	$431,135
Research and development	90,331	31,390
TOTAL OPERATING EXPENSES	988,225	462,525

LOSS FROM OPERATIONS	(988,225)	(462,525)

OTHER (INCOME) EXPENSE
Change in fair value of derivative liabilities	—	(563,547)
Gain on settlement	(174,568)	—
Beneficial conversion expense	—	171,976
Interest expense, net	11,105	12,736
Accretion of debt discount	42,187	11,948
TOTAL OTHER INCOME	(121,276)	(366,887)

NET LOSS	$(866,949)	$(95,638)

LOSS PER COMMON SHARE
Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	307,812,314	257,609,341

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances at June 30, 2015	307,097,420	$307,097	$24,099,177	$(23,677,301)	$728,973

Common stock issued for warrant and option exercises	3,629,640	3,630	74,370	—	78,000

Common stock issued for services	2,400,000	2,400	237,600	—	240,000

Cancellation of shares	(638,300)	(638)	(252,930)	—	(253,568)

Stock-based compensation	—	—	231,405	—	231,405

Net loss	—	—	—	(866,949)	(866,949)

Balances at September 30, 2015	312,488,760	$312,489	$24,389,622	$(24,544,250)	$157,861

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2015	2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(866,949)	$(95,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	30,046	12,385
Stock-based compensation	231,405	—
Stock issued for services	8,743	—
Stock issued for interest	—	12,778
Gain on settlement	(174,568)	—
Beneficial conversion feature	—	171,976
Change in fair value of derivative liability	—	(563,547)
Accretion of debt discount	42,187	11,948
Effects of changes in operating assets and liabilities:
Prepaid expenses and other current assets	70,952	(100,200)
Accounts payable and accrued expenses	182,512	(49,478)
Accrued salaries	11,247	(18,416)
Deferred revenue	225,000	—
NET CASH USED IN OPERATING ACTIVITIES	(239,425)	(618,192)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(35,149)	(52,541)
Purchase of license and patents	—	(137,743)
Change in restricted cash investments	65,330	64,865
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	30,181	(125,419)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	78,000	611,069
Proceeds from issuance of convertible debenture	—	375,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	78,000	986,119

NET (DECREASE) INCREASE IN CASH	(131,244)	242,508

CASH AND CASH EQUIVALENTS, beginning of period	673,839	120,501

CASH AND CASH EQUIVALENTS, end of period	$542,595	$363,009

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

General

The accompanying consolidated financial statements include the accounts of Quantum Materials Corp. and its wholly owned subsidiary, Solterra Renewable Technologies, Inc. (collectively referred to as the “Company”).

The consolidated financial statements of the Company as of and for the three months ended September 30, 2015 are unaudited and have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2015. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. In the opinion of management, the accompanying unaudited financial information includes all adjustments necessary for a fair presentation of the interim financial information. Operating results for the interim periods are not necessarily indicative of the results of any subsequent periods. Certain information in the footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted for the interim periods presented under the United States Securities and Exchange Commission (“SEC”) rules and regulations. As such, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the classifications of the current year consolidated financial statements.

Nature of Operations

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

In conjunction with anticipated revenue streams, management is currently negotiating equity financing, the proceeds from which would be used to settle outstanding debts, to finance operations, and for general corporate purposes. However, there can be no assurance that the Company will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	June 30,
	2015	2015
	(unaudited)

Furniture and fixtures	$1,625	$1,625
Computers and software	11,447	11,447
Machinery and equipment	861,731	826,582
	874,803	839,654
Less: accumulated depreciation	84,024	63,615

Total property and equipment, net	$790,779	$776,039

Depreciation expense for the three months ended September 30, 2015 and 2014 was $20,409 and $7,339, respectively.

NOTE 3 — LICENSES AND PATENTS

Licenses and patents consisted of the following:

	September 30,	June 30,
	2015	2015
	(unaudited)

William Marsh Rice University	$40,000	$40,000
University of Arizona	15,000	15,000
Bayer acquired patents	137,743	137,743
	192,743	192,743
Less: accumulated amortization	46,344	36,707

Total licenses and patents, net	$146,399	$156,036

Amortization expense for the three months ended September 30, 2015 and 2014 was $9,637 and $5,046, respectively.

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows ASU 2011-04 “Fair Value Measurement” as it relates to financial assets and financial liabilities, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.

This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.   Hierarchical levels, as defined in this guidance and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities are as follows:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 — Inputs that are both significant to the fair value measurement and unobservable.

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of September 30, 2015 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

The carrying amounts of cash and cash equivalents and accounts payable approximate their fair value due to the short maturity of those instruments.

Convertible Debentures

The Company measured the estimated fair value of the convertible debentures using significant other observable inputs, representative of a Level 2 fair value measurement, including the interest and conversion rates for the instruments. The following table sets forth the fair value of the Company’s convertible debentures as of September 30, 2015 and June 30, 2015:

	September 30, 2015		June 30, 2015
	(unaudited)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Convertible debentures issued September 18, 2014	$25,050	$28,390	$25,050	$31,730
Convertible debentures issued January 15, 2015	$500,000	$1,416,667	$500,000	$1,583,333

Derivative Liabilities

The Company has evaluated the application of ASC 815, “Derivatives and Hedging”, to the Convertible Debenture issued November 4, 2008.  Based on the guidance in ASC 815, the Company concluded these instruments were required to be accounted for as derivatives as of July 1, 2009 due to the down round protection feature on the conversion price and the exercise price.  The Company records the fair value of these derivatives on its consolidated balance sheets at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Change in fair value of derivative liabilities.”  These derivative instruments are not designated as hedging instruments under ASC 815. At June 30, 2014, all of the Company’s derivative liabilities were categorized as Level 3 fair value assets. During the three months ended September 30, 2014, the Company recognized a gain of $563,547 and is included in the statements of operations as change in fair value of derivative liabilities. Due to the conversion of the notes, at June 30, 2015 all of the Company’s derivative liabilities have been realized.

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

The Company is not a party to any hedge arrangements, commodity swap agreements or any other derivative financial instruments other than described above.

NOTE 5 — CONVERTIBLE DEBENTURES

The following table sets forth activity associated with the convertible debentures:

	September 30,	June 30,
	2015	2015
	(unaudited)

Convertible debentures issued November 4, 2008	$—	$500,000
Convertible debentures issued February 6, 2014	—	400,000
Convertible debentures issued September 18, 2014	25,050	500,050
Convertible debentures issued November 25, 2014	—	350,000
Convertible debentures issued January 15, 2015	500,000	500,000
	525,050	2,250,050
Less: amount converted to shares	—	1,725,000
Total convertible debentures outstanding	525,050	525,050
Less: unamortized discount	224,025	266,212
	301,025	258,838
Less: current portion	—	—

Total convertible debentures, net of current portion	$301,025	$258,838

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

For the three months ended September 30, 2015 and 2014 the Company recognized interest expense of $0 and $12,778, respectively.

As of September 30 and June 30, 2015, $0 of principal was outstanding.

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

In January 2015, the holders of the $400,000 convertible debenture converted into 10,000,000 shares of common stock. As of September 30 and June 30, 2015, $0 of principal was outstanding.

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

In accounting for the above convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $203,074, recorded as debt discount. The debt discount is amortized using the effective interest rate method over the life of the loan, five years, and the Company has recognized $0 and $11,948 of accretion expense for the three months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2015 and 2014, the Company recognized a beneficial conversion expense of $0 and $171,976 and interest expense of $384 and $0, respectively.

In October 2014, $350,000 of the Debentures were converted into 2,333,333 shares of common stock and an equal number of warrants and in December 2014, $125,000 of the Debentures were converted into 833,334 shares of common stock and an equal number of warrants. As of September 30 and June 30, 2015, $25,050 of principal was outstanding.

November 2014 Convertible Debenture

On November 25, 2014, the Company entered into a Convertible Debenture Agreement which would allow the Company to borrow up to a total of $500,000 in gross proceeds from a non-affiliated party. The Debenture has a term of five years maturing on November 25, 2019 and bears interest at the rate of 6% per annum and is pre-payable by the Company at any time without penalty. As of June 30, 2015 the debenture holder funded five times between December 2014 and April 2015 for total proceeds to the Company of $350,000. The first three fundings of $50,000 each have the right of conversion at a conversion price of $0.15 per share at any date, and will receive an equal number of warrants having a strike price of $0.30 per share and a term of two years.  The fourth funding of $50,000 has the right of conversion at a conversion price of $0.12 per share at any date, and will receive an equal number of warrants having a strike price of $0.24 per share and a term of two years.  The fifth funding of $150,000 has the right of conversion at a conversion price of $0.10 per share at any date, and will receive an equal number of warrants having a strike price of $0.20 per share and a term of two years. In January 2015 $100,000 was converted into 666,667 of common stock and in April 2015 $250,000 was converted into 2,250,000 of common stock.

As of September 30 and June 30, 2015, $0 of principal was outstanding.

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $348,105, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. During the three months ended September 30, 2015 and 2014, the Company recognized $42,187 and $0 of accretion expense, respectively. As of September 30 and June 30, 2015, $500,000 of principal was outstanding.

NOTE 6 — DEFERRED REVENUE

During the three months ended September 30, 2015, the Company recorded $225,000 of deferred revenue. This represents full payment pursuant to the previously announced funded development agreement with Nitto Denko Corporation (the “Agreement”). The Agreement does not require specific deliverables by the Company, however it does place certain restrictions on the Company’s ability to communicate with a limited number of specifically named businesses during the four month term of the Agreement. Management does not believe that the restrictions have a material negative affect on the Company’s business prospects.

NOTE 7 — EQUITY TRANSACTIONS

Common Stock

During the three months ended September 30, 2015, investors exercised options and warrants to purchase 3,629,640 shares of common stock for cash proceeds of $78,000. Included were cashless exercises of 3,325,000 options and 400,000 warrants that resulted in the issuance of 2,146,629 and 183,010 shares of common stock, respectively.

During the three months ended September 30, 2015, the Company granted 2,400,000 shares of common stock to consultants at the fair market value of $240,000. This was recognized as a prepaid asset and will be amortized to expense over the life of the agreement.

During the three months ended September 30, 2015, the Company cancelled 638,300 shares of common stock. See Note 13.

Stock Warrants

A summary of activity of the Company’s stock warrants for the three months ended September 30, 2015 is presented below:

			Weighted
	Weighted		Average	Weighted
	Average		Remaining	Average
	Exercise	Number of	Contractual	Grant Date
	Price	Warrants	Term in Years	Fair Value

Balance as of June 30, 2015	$0.09	48,284,833		$0.13
Expired	0.05	(1,187,500)		0.07
Granted	0.06	694,444		0.11
Exercised	0.07	(1,700,001)		0.08
Cancelled	—	—		—

Balance as of September 30, 2015	$0.09	46,091,776	1.14	$0.13

Vested and exercisable as of September 30, 2015	$0.09	46,091,776	1.14	$0.13

During the three months ended September 30, 2015, 400,000 warrants were exercised in a cashless transaction that resulted in the issuance of 183,010 shares of common stock.

Outstanding warrants at September 30, 2015 expire during the period October 2015 to November 2019 and have exercise prices ranging from $0.04 to $0.30.

NOTE 8 — STOCK-BASED COMPENSATION

The Company follows ASC 718 “Compensation — Stock Compensation” for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In October 2009 the Board of Directors authorized the approval of a stock option plan covering 7,500,000 shares of common stock, which was increased to 10,000,000 shares in December 2009 and approved by stockholders in January 2010. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of September 30, 2015, 9,200,000 options have been granted, with terms ranging from five to ten years, and 250,000 have been cancelled.

In January 2013 the Board of Directors authorized the approval of a stock option plan covering 20,000,000 shares of common stock, which was increased to 60,000,000 shares in March 2013 and approved by stockholders in March 2013. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of September 30, 2015, 60,703,473 options have been granted, with terms ranging from five to ten years, 3,325,000 have been exercised and 8,403,225 have been cancelled.

In March 2012 3,500,000 stock options with a term of five years, were granted outside of the 2009 and 2013 stock option plans. In May and September 2015, 2,000,000 and 1,000,000 stock options, respectively, with terms of ten years, were granted outside of the 2009 and 2013 stock option plans.

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

The Company did not grant any stock options during the three months ended September 30, 2014. The following assumptions were used for the three months ended September 30, 2015:

Three Months Ended
September 30, 2015

Expected volatility	148.50%
Expected dividend yield	—
Risk-free interest rates	1.44%
Expected term (in years)	5.0

The computation of expected volatility during the three months ended September 30, 2015 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

A summary of the activity of the Company’s stock options for the three months ended September 30, 2015 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of June 30, 2015	0.07	67,737,748		0.10	$8,357,574
Expired	—	—		—
Granted	0.17	1,000,000		0.18
Exercised	0.06	(3,325,000)		0.06
Cancelled	0.06	(987,500)		0.13

Balance as of September 30, 2015	$0.07	64,425,248	4.83	$0.11	$6,543,444

Vested and exercisable as of September 30, 2015	$0.06	47,125,248	4.10	$0.09	$5,402,444

Outstanding options at September 30, 2015 expire during the period March 2017 to September 2025 and have exercise prices ranging from $0.03 to $0.17.

Compensation expense associated with stock options of $178,474 and $0 for the three months ended September 30, 2015 and 2014, respectively, was included in general and administrative expenses in the consolidated statements of operations. At September 30, 2015, the Company had 17,300,000 shares of nonvested stock option awards. The total cost of nonvested stock option awards which the Company had not yet recognized was $2,066,272 at September 30, 2015. Such amounts are expected to be recognized over a period of 2.75 years.

Restricted Stock: To encourage retention and performance, the Company granted certain employees restricted shares of common stock with a fair value per share determined in accordance with conventional valuation techniques, including but not limited to, arm’s length transactions, net book value or multiples of comparable company earnings before interest, taxes, depreciation and amortization, as applicable. Generally, the stock vests over a 3 year period. A summary of the activity of the Company’s restricted stock awards for the three months ended September 30, 2015 is presented below:

	Number of	Weighted
	Nonvested	Average
	Restricted	Grant Date
	Share Awards	Fair Value

Nonvested restricted shares outstanding at June 30, 2015	1,500,000	$0.42
Granted	—	—
Vested	(500,000)	0.42
Forfeited	—	—

Nonvested restricted shares outstanding at September 30, 2015	1,000,000	$0.42

Compensation expense associated with restricted stock of $52,931 and $0 for the three months ended September 30, 2015 and 2014, respectively, was included in general and administrative expenses in the consolidated statements of operations. The total cost of nonvested stock awards which the Company had not yet recognized was $375,699 at September 30, 2015. This amount is expected to be recognized over a period of two years.

Agreements with Officers and Employees: In September 2015, the Company’s officers and certain employees owning options to purchase 57,979,414 shares of the Company’s common stock entered into an agreement with the Company that such persons cannot exercise their options and the Company does not have to reserve for the issuance of shares of common stock underlying their options until the earlier of August 1, 2016 or the Company having unreserved shares sufficient for all outstanding options to be exercised. This could happen through an increase in authorized common shares, the cancellation of outstanding convertible notes or warrants, or a shareholder approved reverse stock split.

NOTE 9 — LOSS PER SHARE

The Company follows ASC 260, “Earnings Per Share”, for share-based payments that are considered to be participating securities within the definition provided by the standard. All share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”).

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	September 30,
	2015	2014
	(unaudited)

Net loss	$(866,949)	$(95,638)

Weighted average common shares outstanding:
Basic and Diluted	307,812,314	257,609,341

Basic and diluted loss per share	$(0.00)	$(0.00)

For the three months ended September 30, 2015 and 2014, 46,091,776 and 37,552,348 stock warrants, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

For the three months ended September 30, 2015 and 2014, 64,425,248 and 59,103,473 stock options, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

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

NOTE 11 — INCOME TAX

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

The Company assesses the likelihood that deferred tax assets will be recovered from the existing deferred tax liabilities or future taxable income. To the extent the Company believes that recovery will not meet the more likely than not threshold, it establishes a valuation allowance. The Company has recorded valuation allowances in the U.S. for its net deferred tax assets since management believes it is more likely than not that these assets will not be realized because future taxable income necessary to utilize these losses cannot be established or projected.

The effective income tax rate for the three months ended September 30, 2015 and 2014 was 0%. The Company’s effective income tax rate differs from the federal statutory rate primarily due to non-deductible expenses and valuation allowances.

NOTE 12 — SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Three Months Ended
	September 30,
	2015	2014
	(unaudited)

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

The following is supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended
	September 30,
	2015	2014
	(unaudited)

Allocated value of warrants issued with convertible debentures	$—	$203,074

Prepaid expense paid in shares of common stock	$231,257	$—

NOTE 13 — TRANSACTIONS WITH AFFILIATED PARTY

During the three months ended September 30, 2015, the Company’s former CFO surrendered 638,300 shares of common stock and options to purchase an additional 987,500 shares in exchange for the cancellation of indebtedness to the Company aggregating $79,000. As a result of this surrender, the Company recorded a gain of $174,568 which is presented in the consolidated statements of operations as Gain on Settlement.

NOTE 14 - SUBSEQUENT EVENTS

In November 2015, certain officers and employees converted accrued salaries of $409,667 into 6,827,778 warrants to purchase the Company’s common stock. The warrants are exercisable at $0.06 per share for a period of two years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains “forward-looking statements” relating to us which represent our current expectations or beliefs, including statements concerning our operations, performance, financial condition and growth. For this purpose, any statement contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements.

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

The following discussion should be read in conjunction with the Company’s risk factors, consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Form 10-K filed October 14, 2015 for the fiscal year ended June 30, 2015. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company’s actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2015 have been included.

Business Overview

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

Revenues in the Company’s fiscal 2016 are expected to be modest initially and will be dependent upon the Company generating purchase orders from potential customers currently under non-disclosure agreements (“NDAs’) and evaluating the Company’s technology. As part of this strategy, the Company has engaged in discussions with numerous target customers and has signed a number of NDAs and sample supply agreements (“Sample Agreements”) to increase the probability of receiving firm orders from one or more of these entities.

The Company’s marketing strategy is to engage in joint ventures or other strategic arrangements with manufacturers, distributors, and others to jointly develop applications using its patented continuous production process. Such joint collaborations will involve the Company working closely with its industry counterparts to optimize the performance of the Company’s materials in each application or device and to use the results from product development and testing to further enhance product specifications. As of September 30, 2015, the Company has entered into a joint development agreement with a major display panel manufacturer and a funded product development agreement with a leading global optical film manufacturer, Nitto Denko Corporation; however, the Company has not entered into any formal commercial supply agreements, joint ventures, or licensing agreements.

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

Liquidity and Capital Resources

At September 30, 2015 we had a working capital deficit of $478,292, with total current assets and liabilities of $961,291 and $1,439,583, respectively. Included in the liabilities is $667,274 that is owed to our officers, directors and employees for services rendered and accrued through September 30, 2015. Also included in the liabilities is $225,000 of deferred revenue associated with a funded product development agreement with a leading global optical film manufacturer, Nitto Denko Corporation. As a result, we have relied on financing through the issuance of common stock and convertible debentures as well as advances from a director and shareholder and employees’ wages being partially or fully accrued but not paid.

As of September 30, 2015, we have cash and cash equivalent assets of $542,595 and continue to incur losses in operations. Over the past five years we have relied on sales of common stock to support operations and on various universities performing work and providing U.S. licensing rights under business agreements in which we have at times been in arrears in payments as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into securities of the Company. It may become necessary to seek additional financing in the future. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	September 30,
	2015	2014

Operating activities	$(239,425)	$(618,192)
Investing activities	$30,181	$(125,419)
Financing activities	$78,000	$986,119

Operating Activities. Net cash used in operating activities was $239,425 for the three months ended September 30, 2015 compared to $618,192 for the same period of 2014, a decrease of $378,767. The decrease was primarily driven by increases in accounts payable and accrued expenses, accrued salaries and deferred revenue.

Investing Activities. Net cash provided by investing activities was $30,181 for the three months ended September 30, 2015 compared to net cash used in investing activities of $125,419 for the same period of 2014, a net increase in cash of $155,600. During the three months ended September 30, 2014, we purchased certain patents from Bayer AG for $137,743. There were no such purchases during the three months ended September 30, 2015 and we also received $65,330 of restricted cash that was made available for use.

Financing Activities. Net cash provided by financing activities was $78,000 for the three months ended September 30, 2015 compared to $986,119 for the same period of 2014, a decrease of $908,119. The decrease is due fewer sales of common stock and no proceeds from convertible debentures.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes we will be able to meet our obligations and continue our operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to reflect the carrying value and classification of assets and liabilities should we be unable to continue as a going concern.  At September 30, 2015, we have not yet achieved profitable operations, have a working capital deficit of $478,292 and expect to incur further losses in the development of the business, all of which casts substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

General and administrative expenses

During the three months ended September 30, 2015 the Company incurred $897,894 of general and administrative expenses, an increase of $466,759 from the $431,135 recorded for the three months ended September 30, 2014.  The increase in general and administrative expenses was primarily due to an increase in stock-based compensation of $231,405, an increase in legal and audit fees of $108,968, and an increase in other professional fees of $94,651.

Included in general and administrative expenses for the three months ended September 30, 2015 was compensation of $262,649, legal and audit of $135,006, other professional fees of $128,001, travel expense of $25,841, corporate expense of $84,946 and stock based compensation of $231,405. Included in general and administrative expenses for the three months ended September 30, 2014 was compensation of $229,374, legal and audit of $26,038, other professional fees of $33,350, travel expense of $42,878 and corporate expense of $87,109.

Research and development expenses

During the three months ended September 30, 2015 the Company incurred $90,331 of research and development expenses, an increase of $58,941 from the $31,390 recorded for the three months ended September 30, 2014. The primary reason for the increase are costs associated with a sponsored research agreement the Company has in place with Texas State University.

Change in fair value of derivative liabilities

This amount relates to the change in value of the derivative liabilities.  The change recorded in the three months ended September 30, 2014 was a decrease of $563,547, decreasing the fair value of embedded conversion feature liability from $1,871,337 at June 30, 2014 to $1,307,790 at September 30, 2014. There was no change recorded during the three months ended September 30, 2015 due to the conversion of the debenture during the year ended June 30, 2015, resulting in the derivative liability being written down to $0.

Gain on settlement

During the three months ended September 30, 2015, the Company’s former CFO surrendered 638,300 shares of common stock and options to purchase an additional 987,500 shares in exchange for the cancellation of indebtedness to the Company aggregating $79,000. As a result of this surrender, the Company recorded a gain on settlement of $174,568.

Beneficial conversion feature on convertible debenture

The beneficial conversion expense for the three months ended September 30, 2015 was $0 compared to $171,976 during the three months ended September 30, 2014. During the three months ended September 30, 2015 the Company did not enter into any convertible debenture agreements, whereas in the three months ended September 30, 2014, the company entered into convertible debenture agreements that contained beneficial conversion features. See Note 5.

Interest expense

Interest expense recorded for the three months ended September 30, 2015 was $11,105 compared to $12,736 in the three months ended September 30, 2014.

Interest expense recorded in the three months ended September 30, 2015 relates to the 8% interest associated with the $500,000 convertible debentures issued in January 2015 and the 6% interest associated with the $25,050 convertible debenture issued in September 2014.

According to the provisions of the Convertible Debenture agreements, the Company may elect to issue shares of the Company’s common stock to pay accrued interest on the debentures.  In the three months ended September 30, 2015 and 2014, the Company issued zero and 52,154 shares of common stock, respectively, to pay $0 and $12,778 of accrued interest payable, respectively.

Accretion of debt discount

During the three months ended September 30, 2015 the Company recorded $42,187 of accretion of debt discount expense, an increase of $30,239 from the $11,948 recorded for the three months ended September 30, 2014. The increase is related to the debt discount recorded on the January 2015 convertible debentures.

Results of Operations

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended
	September 30,
	2015	2014
Statement of Operations Information:

General and administrative	$897,894	$431,135
Research and development	90,331	31,390
Change in fair value of derivative liabilities	—	(563,547)
Interest expense, net	11,105	12,736
Accretion of debt discount	42,187	11,948
Other (income) expense, net (1)	(174,568)	171,976

(1) Includes gain on settlement and beneficial conversion expense

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective at September 30, 2015.

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

Changes in Internal Control over Financial Reporting

During the three month ended September 30, 2015, management has taken steps to remedy the significant deficiency disclosed in our Form 10-K for the year ended June 30, 2015 which includes risk assessment, internal control, and documenting financial processes. Management will continue a systematic process to document the existing financial processes, risk assessment and internal controls. In addition, resources permitting, we also plan to recruit additional experienced professionals to further augment and upgrade our accounting and finance staff and have identified several candidates.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not subject to any material legal proceedings.

Item 1A.  Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From July 1, 2015 to September 30, 2015, we had the following sales of unregistered common stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchases	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion

September 2015	Common Stock Warrants	694,444	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 to $0.10 per share through January 9, 2018
August 2015	Common Stock	1,050,000	Shares issued for warrants exercised; $63,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2015	Common Stock	183,010	Shares issued for warrants in cashless exercise; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2015	Common Stock	250,001	Shares issued for warrants exercised; $15,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2015	Common Stock	2,400,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2015	Common Stock	2,146,629	Shares issued for options in cashless exercise; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2015	Common Stock Options	1,000,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.17 per share through September 22, 2025

From July 1, 2014 to September 30, 2014, we had the following sales of unregistered common stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchases	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion

July 2014	Common Stock	766,667	Shares issued for warrants exercised; $46,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2014	Common Stock	582,034	$119,070 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2014	Common Stock	100,000	Shares issued for warrants exercised; $8,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2014	Common Stock	2,511,811	$355,375 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2014	Common Stock	1,387,500	Shares issued for warrants exercised; $82,625 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2014	Common Stock	52,154	Shares issued in exchange for $12,778 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits (items indicated by an (*) are filed herewith)

The following exhibits are all previously filed in connection with our Form 8-K filed November 10, 2008, unless otherwise noted.

2.1

Agreement and Plan of Merger and Reorganization, dated as of October 15, 2008, by and among Quantum Materials Corp., Solterra Renewable Technologies, Inc., the shareholders of Solterra and Greg Chapman, as Indemnitor.

3.1	Articles of Incorporation. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007)

3.2	2010 Amendment to Articles of Incorporation — incorporated by reference to the Form 10K for the fiscal year ended June 30, 2014

3.3	2013 Amendment to Articles of Incorporation — incorporated by reference to the Form 10K for the fiscal year ended June 30, 2014

3.4	By-Laws. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007)

4.1	Form of Securities Purchase Agreement dated as of November 4, 2008.

4.2	Form of Security Agreement dated November 4, 2008.

4.3	Form of Subsidiary Guarantee dated November 4, 2008.

4.4	Form of Stock Pledge Agreement dated November 4, 2008.

4.5	Form of Debenture— MKM Opportunity Master Fund, Ltd.

4.6	Form of Debenture.— MKM SP1, LLC

4.7	Form of Debenture— Steven Posner Irrevocable Trust u/t/a Dated 06/17/65.

4.8	Form of Escrow Agreement

4.9	Form of Amended Waiver and Consent.

4.10	Form of Registration Rights Agreement.

4.11	Standstill Agreement dated June 1, 2009. (Incorporated by reference to Form 8-K filed June 9, 2009)

4.12	Amended Standstill Agreement dated June 1, 2009. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

4.13	Extension of Standstill Agreement dated October 29, 2009. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

4.14	Form of Securities Purchase Agreement dated January 31, 2014

4.15	Form of Debenture issued on January 31, 2014

10.1	License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. dated August 20, 2008.

10.2	Letter dated October 2, 2008 from Rice University amending the License Agreement contained in Exhibit 10.1

10.3	Agreement with Arizona State University executed by ASU on October 8, 2008 and executed by Solterra on September 18, 2008.

10.4	Letters dated November 5, 2009 and November 5, 2009 amending Rice University Agreement. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

10.5	Consulting Agreement between Steven Posner, Oceanus Capital and The issuer. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

10.6	Consulting Agreement between Sound Capital Inc. and the issuer dated November 12, 2009 (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2009)

10.7	License Agreement between The University of Arizona and the issuer dated July 2009. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2009).

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

10.10	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K dated September 19, 2013)

10.11	License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K dated September 19, 2013)

10.12	Second Amendment to Issuer’s Agreement with University of Arizona. (Incorporated by reference to Form 10-K for the fiscal year ended June 30, 2012)

10.13	Employment Agreement — Stephen Squires. (Incorporated by reference to Form 8-K filed January 23, 2013)

10.14	Employment Agreement — David Doderer (Incorporated by reference to Form 8-K filed January 23, 2013)

10.15	Employment Agreement - Craig Lindberg (Incorporated by reference to Form 8-K filed June 17, 2015)

10.16	Agreement with Christopher Benjamin, former officer/director *

21.1	Subsidiaries of Registrant listing state of incorporation (Incorporated by reference to Form 10-K for fiscal year ended June 30, 2011)

31(a)	Rule 13a-14(a) Certification — Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification — Principal Financial Officer *

32(a)	Section 1350 Certification — Principal Executive Officer *

32(b)	Section 1350 Certification — Principal Financial Officer *

99.1	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2014 filed on September 29, 2014.)

99.2	2013 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2014 filed on September 29, 2014.)

101.INS	XBRL Instance Document *

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM MATERIALS CORP.

Date: November 13, 2015	/s/ Stephen Squires
Stephen Squires,
Principal Executive Officer

Date: November 13, 2015	/s/ Craig Lindberg
Craig Lindberg,
Principal Financial Officer