Form 10-K/A
period 2015-06-30
QUANTUM MATERIALS CORP.
filed 2016-02-02
CIK 1403570

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

As of January 15, 2016, the issuer had 321,793,887 shares of common stock, $0.001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

Explanatory Note

The Company hereby amends its Form 10-K to include footnote 18 in Item 8 of Part II. Footnote 18 includes restated quarterly information for the quarters ended December 31, 2014 and March 31, 2015.

PART II

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

NOTE 18 — RESTATEMENT OF UNAUDITED QUARTERLY FINANCIAL DATA

The Company identified certain errors in the Company’s previously released financial information for the quarters ended December 31, 2014 and March 31, 2015. As a result of the identification of the issues, various accounting corrections to the previously reported financial information were recorded. Descriptions of the restatement adjustments recorded are as follows:

Convertible Debentures:

The Company identified certain errors in the accounting for convertible debentures: 1) erroneously recording a gain on settlement of a derivative liability associated with the conversion of a convertible debenture to additional paid-in capital in the quarter ended December 31, 2014, 2) improperly recorded accretion of debt discount related to conversion of convertible debentures in the quarters ended December 31, 2014 and March 31, 2015, 3) unrecorded beneficial conversion expense in the quarters ended December 31, 2014 and March 31, 2015, and 4) unrecorded convertible debt and the related discount in the quarters ended December 31, 2014 and March 31, 2015.

Stock-Based Compensation:

The Company identified certain errors in the accounting of stock-based compensation: 1) failing to record stock-based compensation expense related to consultants in the quarter ended December 31, 2014, and 2) improperly recording stock-based compensation expense for prepaid services by a consultant in the quarter ended December 31, 2014.

Other Adjustments:

During the quarter ended December 31, 2014, the Company failed to record a gain on the settlement of a lawsuit with a former employee. See Note 14.

During the quarter ended March 31, 2015, the Company failed to record a payment of restricted cash from the Company’s escrow account to the provider of capital equipment.

During the three and six months ended December 31, 2014, the Company inadvertently transposed the basic and diluted weighted average shares outstanding.

The following selected quarterly data has been derived from the unaudited consolidated financial statements that, in the Company’s opinion, reflect all adjustments necessary to fairly present the financial information when read in conjunction with the Consolidated Financial Statements and Notes. This selected quarterly information has been restated for, and as of the end of, the quarters ended December 31, 2014 and March 31, 2015 from previously reported information filed on Forms 10-Q, as a result of the restatement of the financial results as discussed above. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

The Company has not amended Quarterly Reports on Form 10-Q for the quarterly periods impacted by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K/A, and the financial statements and related financial information contained in such reports should no longer be relied upon.

QUANTUM MATERIALS CORP.

CONSOLIDATED BALANCE SHEET

	December 31, 2014
		Adjustments
	As Reported	Convertible Debentures	Stock-Based Compensation	Other	Restated

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$98,457	$—	$—	$(445)	$98,012
Restricted cash	—	—	—	445	445
Prepaid expenses and other current assets	—	—	300,000	—	300,000
TOTAL CURRENT ASSETS	98,457	—	300,000	—	398,457

PROPERTY AND EQUIPMENT, net	332,774	—	—	—	332,774

LICENSES AND PATENTS, net	175,310	—	—	—	175,310

TOTAL ASSETS	$606,541	$—	$300,000	$—	$906,541

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$134,800	$—	$—	$—	$134,800
Accrued salaries	456,306	—	—	—	456,306
Derivative liabilities	—	—	—	—	—
Current portion of convertible debentures	—	—	—	—	—
Other payables	899	—	—	—	899
TOTAL CURRENT LIABILITIES	592,005	—	—	—	592,005

CONVERTIBLE DEBENTURE, net of current portion and unamortized discount	348,215	75,050	—	—	423,265

TOTAL LIABILITIES	940,220	75,050	—	—	1,015,270

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common Stock	279,328	—	—	(2,600)	276,728
Additional paid-in capital	22,337,563	(1,117,258)	97,233	(179,400)	21,138,138
Accumulated deficit	(22,950,570)	1,042,208	202,767	182,000	(21,523,595)
TOTAL STOCKHOLDERS’ DEFICIT	(333,679)	(75,050)	300,000	—	(108,729)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$606,541	$—	$300,000	$—	$906,541

QUANTUM MATERIALS CORP.

CONSOLIDATED BALANCE SHEET

	March 31, 2015
		Adjustments
	As Reported	Convertible Debentures	Stock-Based Compensation	Other	Restated

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,439	$—	$—	$445	$19,884
Restricted cash	—	500,000	—	(435,753)	64,247
Prepaid expenses and other current assets	—	—	282,500	—	282,500
TOTAL CURRENT ASSETS	19,439	500,000	282,500	(435,308)	366,631

PROPERTY AND EQUIPMENT, net	324,419	—	—	427,232	751,651

LICENSES AND PATENTS, net	165,673	—	—	—	165,673

TOTAL ASSETS	$509,531	$500,000	$282,500	$(8,076)	$1,283,955

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$131,800	$—	$—	$—	$131,800
Accrued salaries	506,563	—	—	—	506,563
Derivative liabilities	—	—	—	—	—
Current portion of convertible debentures	125,050	(125,050)	—	—	—
Other payables	899	—	—	—	899
TOTAL CURRENT LIABILITIES	764,312	(125,050)	—	—	639,262

CONVERTIBLE DEBENTURE, net of current portion and unamortized discount	—	317,483	—	—	317,483

TOTAL LIABILITIES	764,312	192,433	—	—	956,745

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY
Common Stock	292,084	—	—	(2,600)	289,484
Additional paid-in capital	23,173,966	(460,713)	149,014	(169,066)	22,693,201
Accumulated deficit	(23,720,831)	768,280	133,486	163,590	(22,655,475)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(254,781)	307,567	282,500	(8,076)	327,210

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$509,531	$500,000	$282,500	$(8,076)	$1,283,955

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended December 31, 2014
		Adjustments
	As Reported	Convertible Debentures	Stock-Based Compensation	Other	Restated

OPERATING EXPENSES
General and administrative	$1,515,185	$—	$(202,767)	$—	$1,312,418
Research and development	16,271	—	—	—	16,271
TOTAL OPERATING EXPENSES	1,531,456	—	(202,767)	—	1,328,689

LOSS FROM OPERATIONS	(1,531,456)	—	202,767	—	(1,328,689)

OTHER (INCOME) EXPENSE
Change in fair value of derivative liabilities	(16,123)	(1,291,667)	—	—	(1,307,790)
Gain on settlement	(364,129)	—	—	(182,000)	(546,129)
Beneficial conversion expense	—	58,333	—	—	58,333
Interest expense, net	13,100	—	—	—	13,100
Accretion of debt discount	15,336	191,126	—	—	206,462
TOTAL OTHER INCOME	(351,816)	(1,042,208)	—	(182,000)	(1,576,024)

NET (LOSS) INCOME	$(1,179,640)	$1,042,208	$202,767	$182,000	$247,335

LOSS PER COMMON SHARE
Basic and Diluted	$(0.00)	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	263,040,224				268,188,500

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

	Six Months Ended December 31, 2014
		Adjustments
	As Reported	Convertible Debentures	Stock-Based Compensation	Other	Restated

OPERATING EXPENSES
General and administrative	$1,946,317	$—	$(202,767)	$—	$1,743,550
Research and development	47,662	—	—	—	47,662
TOTAL OPERATING EXPENSES	1,993,979	—	(202,767)	—	1,791,212

LOSS FROM OPERATIONS	(1,993,979)	—	202,767	—	(1,791,212)

OTHER (INCOME) EXPENSE
Change in fair value of derivative liabilities	(579,670)	(1,291,667)	—	—	(1,871,337)
Gain on settlement	(364,129)	—	—	(182,000)	(546,129)
Beneficial conversion expense	171,976	58,333	—	—	230,309
Interest expense, net	25,838	—	—	—	25,838
Accretion of debt discount	27,284	191,126	—	—	218,410
TOTAL OTHER INCOME	(718,701)	(1,042,208)	—	(182,000)	(1,942,909)

NET (LOSS) INCOME	$(1,275,278)	$1,042,208	$202,767	$182,000	$151,697

LOSS PER COMMON SHARE
Basic and Diluted	$(0.00)	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	268,471,108				262,898,920

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2015
		Adjustments
	As Reported	Convertible Debentures	Stock-Based Compensation	Other	Restated

OPERATING EXPENSES
General and administrative	$738,928	$—	$69,281	$—	$808,209
Research and development	12,571	—	—	—	12,571
TOTAL OPERATING EXPENSES	751,499	—	69,281	—	820,780

LOSS FROM OPERATIONS	(751,499)	—	(69,281)	—	(820,780)

OTHER EXPENSE
Change in fair value of derivative liabilities	—	—	—	—	—
Gain on settlement	—	—	—	—	—
Beneficial conversion expense	—	197,728	—	—	197,728
Interest expense, net	18,762	—	—	3,076	21,838
Accretion of debt discount	—	92,323	—	—	92,323
TOTAL OTHER EXPENSE	18,762	290,051	—	3,076	311,889

NET LOSS	$(770,261)	$(290,051)	$(69,281)	$(3,076)	$(1,132,669)

LOSS PER COMMON SHARE
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	284,126,245				281,526,245

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

	Nine Months Ended March 31, 2015
		Adjustments
	As Reported	Convertible Debentures	Stock-Based Compensation	Other	Restated

OPERATING EXPENSES
General and administrative	$2,684,458	$—	$(133,486)	$—	$2,550,972
Research and development	60,233	—	—	—	60,233
TOTAL OPERATING EXPENSES	2,744,691	—	(133,486)	—	2,611,205

LOSS FROM OPERATIONS	(2,744,691)	—	133,486	—	(2,611,205)

OTHER (INCOME) EXPENSE
Change in fair value of derivative liabilities	(563,547)	(1,307,790)	—	—	(1,871,337)
Gain on settlement	(364,129)	—	—	(182,000)	(546,129)
Beneficial conversion expense	171,976	256,061	—	—	428,037
Interest expense, net	29,264	—	—	18,410	47,674
Accretion of debt discount	27,284	283,449	—	—	310,733
TOTAL OTHER INCOME	(699,152)	(768,280)	—	(163,590)	(1,631,022)

NET (LOSS) INCOME	$(2,045,539)	$768,280	$133,486	$163,590	$(980,183)

LOSS PER COMMON SHARE
Basic and Diluted	$(0.01)	$0.00	$0.00	$0.00	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	270,852,218				269,903,313

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

QUANTUM MATERIALS CORP.

Date: February 2, 2016	By:	/s/ Stephen Squires
Name: Stephen Squires
Title: President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen Squires	Title: President , Principal	Date: February 2, 2016
Stephen Squires	Executive Officer and Director

/s/ Craig Lindberg	Title: Principal Financial Officer	Date: February 2, 2016
Craig Lindberg

/s/ Daniel Carlson	Title: Director	Date: February 2, 2016
Daniel Carlson

/s/ Dr. Ghassan E. Jabbour	Title: Chief Science Officer;	Date: February 2, 2016
Dr. Ghassan E. Jabbour	Director

/s/ David Doderer	Title: VP Research and Development;	Date: February 2, 2016
David Doderer	Director

/s/ Ray Martin	Title: Director	Date: February 2, 2016
Ray Martin

Stephen Squires, Dr. Ghassan E. Jabbour, David Doderer, Daniel Carlson and Ray Martin represent all the current members of the Board of Directors.