Form 10-Q
period 2015-12-31
QUANTUM MATERIALS CORP.
filed 2016-02-16
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 8, 2016, there were 322,654,998 shares of common stock, $0.001 par value per share, outstanding.

QUANTUM MATERIALS CORP.

QUANTUM MATERIALS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2015	2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$309,209	$673,839
Restricted cash	—	65,330
Prepaid expenses and other current assets	240,504	258,391
TOTAL CURRENT ASSETS	549,713	997,560

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $105,615 and $63,615	777,687	776,039

LICENSES AND PATENTS, net of accumulated amortization of $55,981 and $36,707	136,762	156,036

TOTAL ASSETS	$1,464,162	$1,929,635

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$542,046	$364,797
Accrued salaries	240,832	577,027
Deferred revenue	225,000	—
TOTAL CURRENT LIABILITIES	1,007,878	941,824

CONVERTIBLE DEBENTURE, net of current portion and unamortized discount	344,062	258,838

TOTAL LIABILITIES	1,351,940	1,200,662

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, authorized 400,000,000 shares, 321,793,887 and 307,097,420 issued and outstanding at December 31, 2015 and June 30, 2015, respectively	321,794	307,097
Additional paid-in capital	26,854,336	24,099,177
Accumulated deficit	(27,063,908)	(23,677,301)
TOTAL STOCKHOLDERS’ EQUITY	112,222	728,973

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,464,162	$1,929,635

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,
		2014		2014
	2015	(Restated)	2015	(Restated)
	(unaudited)		(unaudited)

OPERATING EXPENSES
General and administrative	$2,410,431	$1,312,418	$3,308,325	$1,743,550
Research and development	55,724	16,271	146,055	47,662
TOTAL OPERATING EXPENSES	2,466,155	1,328,689	3,454,380	1,791,212

LOSS FROM OPERATIONS	(2,466,155)	(1,328,689)	(3,454,380)	(1,791,212)

OTHER (INCOME) EXPENSE
Change in fair value of derivative liabilities	—	(1,307,790)	—	(1,871,337)
Gain on settlement	—	(546,129)	(174,568)	(546,129)
Beneficial conversion expense	—	58,333	—	230,309
Interest expense, net	10,466	13,100	21,571	25,838
Accretion of debt discount	43,037	206,462	85,224	218,410
TOTAL OTHER (INCOME) EXPENSE	53,503	(1,576,024)	(67,773)	(1,942,909)

NET (LOSS) INCOME	$(2,519,658)	$247,335	$(3,386,607)	$151,697

(LOSS) INCOME PER COMMON SHARE
Basic	$(0.01)	$0.00	$(0.01)	$0.00
Diluted	$(0.01)	$0.00	$(0.01)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	318,834,426	268,188,500	313,323,370	262,898,920
Diluted	318,834,426	329,666,907	313,323,370	327,687,853

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances at June 30, 2015	307,097,420	$307,097	$24,099,177	$(23,677,301)	$728,973

Common stock issued for cash	1,000,000	1,000	99,000	—	100,000

Common stock issued for warrant and option exercises	11,584,767	11,585	358,092	—	369,677

Common stock issued for services	2,500,000	2,500	247,500	—	250,000

Cancellation of shares	(638,300)	(638)	(252,930)	—	(253,568)

Stock warrants issued in exchange for accrued salaries	—	—	821,979	—	821,979

Stock-based compensation	250,000	250	1,481,518	—	1,481,768

Net loss	—	—	—	(3,386,607)	(3,386,607)

Balances at December 31, 2015	321,793,887	$321,794	$26,854,336	$(27,063,908)	$112,222

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,
		2014
	2015	(Restated)
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,386,607)	$151,697
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	61,274	30,376
Stock-based compensation	1,930,220	97,233
Stock issued for services	88,715	—
Stock options issued for services	—	467,616
Stock issued for interest	—	21,806
Gain on settlement	(174,568)	(546,129)
Beneficial conversion feature	—	230,309
Change in fair value of derivative liability	—	(1,871,337)
Accretion of debt discount	85,224	218,410
Effects of changes in operating assets and liabilities:
Prepaid expenses and other current assets	179,172	—
Accounts payable and accrued expenses	174,758	(46,978)
Accrued salaries	—	36,271
Deferred revenue	225,000	—
NET CASH USED IN OPERATING ACTIVITIES	(816,812)	(1,210,726)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(43,648)	(52,541)
Purchase of license and patents	—	(137,743)
Change in restricted cash investments	65,330	64,865
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	21,682	(125,419)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	430,500	763,606
Proceeds from issuance of convertible debenture	—	550,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	430,500	1,313,656

NET DECREASE IN CASH	(364,630)	(22,489)

CASH AND CASH EQUIVALENTS, beginning of period	673,839	120,501

CASH AND CASH EQUIVALENTS, end of period	$309,209	$98,012

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

The consolidated financial statements of the Company as of and for the six months ended December 31, 2015 are unaudited and have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2015. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. In the opinion of management, the accompanying unaudited financial information includes all adjustments necessary for a fair presentation of the interim financial information. Operating results for the interim periods are not necessarily indicative of the results of any subsequent periods. Certain information in the footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted for the interim periods presented under the United States Securities and Exchange Commission (“SEC”) rules and regulations. As such, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the classifications of the current year consolidated financial statements.

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

Restatement of Unaudited Quarterly Financial Data

The Company identified certain errors in the Company’s previously released financial information for the quarters ended December 31, 2014 and March 31, 2015. As a result of the identification of the issues, various accounting corrections to the previously reported financial information were recorded and reported on Form 10-K/A filed with the Securities and Exchange Commission on February 2, 2016.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	June 30,
	2015	2015
	(unaudited)
Furniture and fixtures	$1,625	$1,625
Computers and software	11,447	11,447
Machinery and equipment	870,230	826,582
	883,302	839,654
Less: accumulated depreciation	105,615	63,615

Total property and equipment, net	$777,687	$776,039

Depreciation expense for the three months ended December 31, 2015 and 2014 was $21,591 and $8,354, respectively, and $42,000 and $15,693 for the six months ended December 31, 2015 and 2014, respectively.

NOTE 3 — LICENSES AND PATENTS

Licenses and patents consisted of the following:

	December 31,	June 30,
	2015	2015
	(unaudited)
William Marsh Rice University	$40,000	$40,000
University of Arizona	15,000	15,000
Bayer acquired patents	137,743	137,743
	192,743	192,743
Less: accumulated amortization	55,981	36,707

Total licenses and patents, net	$136,762	$156,036

Amortization expense for the three months ended December 31, 2015 and 2014 was $9,637 and $9,637, respectively, and $19,274 and $14,683 for the six months ended December 31, 2015 and 2014, respectively.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2015 and June 30, 2015 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

The carrying amounts of cash and cash equivalents and accounts payable approximate their fair value due to the short maturity of those instruments.

Convertible Debentures

The Company measured the estimated fair value of the convertible debentures using significant other observable inputs, representative of a Level 2 fair value measurement, including the interest and conversion rates for the instruments. The following table sets forth the fair value of the Company’s convertible debentures as of December 31, 2015 and June 30, 2015:

	December 31, 2015		June 30, 2015
	(unaudited)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Convertible debentures issued September 18, 2014	$25,050	$25,050	$25,050	$31,730
Convertible debentures issued January 15, 2015	$500,000	$1,250,000	$500,000	$1,583,333

Derivative Liabilities

The Company has evaluated the application of ASC 815, “Derivatives and Hedging”, to the Convertible Debenture issued November 4, 2008.  Based on the guidance in ASC 815, the Company concluded these instruments were required to be accounted for as derivatives as of July 1, 2009 due to the down round protection feature on the conversion price and the exercise price.  The Company records the fair value of these derivatives on its consolidated balance sheets at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Change in fair value of derivative liabilities.”  These derivative instruments are not designated as hedging instruments under ASC 815. At June 30, 2014, all of the Company’s derivative liabilities were categorized as Level 3 fair value assets. During the three and six months ended December 31, 2014, the Company recognized a gain of $1,307,790 and $1,871,337, respectively, and is included in the statements of operations as change in fair value of derivative liabilities. Due to the conversion of the notes, at June 30, 2015 all of the Company’s derivative liabilities have been realized.

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

NOTE 5 — CONVERTIBLE DEBENTURES

The following table sets forth activity associated with the convertible debentures:

	December 31,	June 30,
	2015	2015
	(unaudited)
Convertible debentures issued November 4, 2008	$—	$500,000
Convertible debentures issued February 6, 2014	—	400,000
Convertible debentures issued September 18, 2014	25,050	500,050
Convertible debentures issued November 25, 2014	—	350,000
Convertible debentures issued January 15, 2015	500,000	500,000
	525,050	2,250,050
Less: amount converted to shares	—	1,725,000
Total convertible debentures outstanding	525,050	525,050
Less: unamortized discount	180,988	266,212
	344,062	258,838
Less: current portion	—	—

Total convertible debentures, net of current portion	$344,062	$258,838

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

Interest expense for the three months ended December 31, 2015 and 2014 was $0 and $9,027, respectively, and $0 and $21,805 for the six months ended December 31, 2015 and 2014, respectively.

As of December 31 and June 30, 2015, $0 of principal was outstanding.

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

In January 2015, the holders of the $400,000 convertible debenture converted into 10,000,000 shares of common stock. As of December 31 and June 30, 2015, $0 of principal was outstanding.

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

In accounting for the above convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $203,074, recorded as debt discount. The debt discount is amortized using the effective interest rate method over the life of the loan, five years. The Company recognized accretion of debt discount expense for the three months ended December 31, 2015 and 2014 of $0 and $191,126, respectively, and $0 and $203,074 for the six months ended December 31, 2015 and 2014, respectively. The Company recognized a beneficial conversion expense for the three months ended December 31, 2015 and 2014 of $0 and $58,333, respectively, and $0 and $230,309 for the six months ended December 31, 2015 and 2014, respectively. Interest expense for the three months ended December 31, 2015 and 2014 was $384 and $4,073, respectively, and $768 and $4,073 for the six months ended December 31, 2015 and 2014, respectively.

In October 2014, $350,000 of the Debentures were converted into 2,333,333 shares of common stock and an equal number of warrants and in December 2014, $125,000 of the Debentures were converted into 833,334 shares of common stock and an equal number of warrants. As of December 31 and June 30, 2015, $25,050 of principal was outstanding.

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

As of December 31 and June 30, 2015, $0 of principal was outstanding.

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $348,105, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the three months ended December 31, 2015 and 2014 of $43,037 and $0, respectively, and $85,224 and $0 for the six months ended December 31, 2015 and 2014, respectively. Interest expense for the three months ended December 31, 2015 and 2014 was $10,082 and $0, respectively, and $20,164 and $0 for the six months ended December 31, 2015 and 2014, respectively.

NOTE 6 — DEFERRED REVENUE

During the six months ended December 31, 2015, the Company recorded $225,000 of deferred revenue. This represents full payment pursuant to the previously announced funded product development agreement with Nitto Denko Corporation (the “Agreement”). The Agreement does not require specific deliverables by the Company, however it does place certain restrictions on the Company’s ability to communicate with a limited number of specifically named businesses during the four month term of the agreement. Management does not believe that the restrictions have a material negative affect on the Company’s business prospects. All $225,000 of deferred revenue will be earned and recognized in the quarter ended March, 31, 2016.

NOTE 7 — EQUITY TRANSACTIONS

Common Stock

During the six months ended December 31, 2015, the Company issued 1,000,000 shares of common stock for cash proceeds of $100,000. Additionally, investors exercised options and warrants to purchase 11,584,767 shares of common stock for cash proceeds of $330,500 and forgiveness of a liability of $39,177. Included were cashless exercises of 3,325,000 options and 6,802,634 warrants that resulted in the issuance of 2,146,629 and 3,381,154 shares of common stock, respectively.

During the six months ended December 31, 2015, the Company granted 2,400,000 shares of common stock to consultants at the fair market value of $240,000. This was recognized as a prepaid asset and will be amortized to expense over the life of the agreement. Additionally, the Company granted 100,000 shares of common stock to consultants at the fair market value of $10,000 and was recognized as general and administrative expense.

During the six months ended December 31, 2015, the Company cancelled 638,300 shares of common stock. See Note 13.

Stock Warrants

A summary of activity of the Company’s stock warrants for the six months ended December 31, 2015 is presented below:

			Weighted
	Weighted		Average	Weighted
	Average		Remaining	Average
	Exercise	Number of	Contractual	Grant Date
	Price	Warrants	Term in Years	Fair Value

Balance as of June 30, 2015	$0.09	48,284,833		$0.13
Expired	0.07	(6,895,833)		0.08
Granted	0.06	8,465,175		0.14
Exercised	0.07	(12,859,618)		0.09
Cancelled	—	—		—

Balance as of December 31, 2015	$0.09	36,994,557	1.45	$0.15

Vested and exercisable as of December 31, 2015	$0.09	36,994,557	1.45	$0.15

During the six months ended December 31, 2015, 6,802,634 warrants were exercised in cashless transactions that resulted in the issuance of 3,381,154 shares of common stock.

In November 2015, certain officers and employees converted accrued salaries of $409,667 into 6,827,778 warrants to purchase the Company’s common stock. The warrants are exercisable at $0.06 per share for a period of two years. The fair value of the stock warrants at the time of conversion was $821,979. The variance of $412,312 was recognized as stock-based compensation in general and administrative expense.

Outstanding warrants at December 31, 2015 expire during the period January 2016 to November 2019 and have exercise prices ranging from $0.04 to $0.30.

NOTE 8 — STOCK-BASED COMPENSATION

The Company follows ASC 718 “Compensation — Stock Compensation” for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In October 2009 the Board of Directors authorized the approval of a stock option plan covering 7,500,000 shares of common stock, which was increased to 10,000,000 shares in December 2009 and approved by stockholders in January 2010. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of December 31, 2015, 9,200,000 options have been granted, with terms ranging from five to ten years, and 250,000 have been cancelled.

In January 2013 the Board of Directors authorized the approval of a stock option plan covering 20,000,000 shares of common stock, which was increased to 60,000,000 shares in March 2013 and approved by stockholders in March 2013. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of December 31, 2015, 62,703,473 options have been granted, with terms ranging from five to ten years, 3,325,000 have been exercised and 12,703,225 have been cancelled.

In March 2012 3,500,000 stock options, with a term of five years, were granted outside of the 2009 and 2013 stock option plans. In May, September and October 2015, 2,000,000, 1,000,000 and 500,000 stock options, respectively, with terms of ten years, were granted outside of the 2009 and 2013 stock option plans.

Incentive Stock Options: The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes-Merton valuation model. The volatility is based on expected volatility over the expected life of sixty months. Compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the Company has reduced the cost for estimated forfeitures based on historical forfeiture rates. As the Company has not historically declared dividends, the dividend yield used in the calculation is zero. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton model.

The Company did not grant any stock options during the six months ended December 31, 2014. The following assumptions were used for the six months ended December 31, 2015:

Six Months Ended
December 31, 2015

Expected volatility	147.62%
Expected dividend yield	—
Risk-free interest rates	1.49%
Expected term (in years)	5.0

The computation of expected volatility during the six months ended December 31, 2015 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

A summary of the activity of the Company’s stock options for the six months ended December 31, 2015 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of June 30, 2015	0.07	67,737,748		0.10	$8,357,574
Expired	—	—		—
Granted	0.17	3,500,000		0.15
Exercised	0.06	(3,325,000)		0.06
Cancelled	0.09	(5,287,500)		0.16

Balance as of December 31, 2015	$0.07	62,625,248	4.90	$0.11	$5,011,606

Vested and exercisable as of December 31, 2015	$0.06	57,125,248	4.04	$0.10	$4,981,606

Outstanding options at December 31, 2015 expire during the period March 2017 to November 2025 and have exercise prices ranging from $0.03 to $0.17.

Compensation expense associated with stock options for the three months ended December 31, 2015 and 2014 was $1,162,431 and $0, respectively, and $1,340,905 and $0 for the six months ended December 31, 2015 and 2014, respectively, and was included in general and administrative expenses in the consolidated statements of operations. At December 31, 2015, the Company had 5,500,000 shares of nonvested stock option awards. The total cost of nonvested stock option awards which the Company had not yet recognized was $613,800 at December 31, 2015. Such amounts are expected to be recognized over a period of 2.75 years.

Restricted Stock: To encourage retention and performance, the Company granted certain employees restricted shares of common stock with a fair value per share determined in accordance with conventional valuation techniques, including but not limited to, arm’s length transactions, net book value or multiples of comparable company earnings before interest, taxes, depreciation and amortization, as applicable. Generally, the stock vests over a 3 year period. A summary of the activity of the Company’s restricted stock awards for the six months ended December 31, 2015 is presented below:

	Number of	Weighted
	Nonvested	Average
	Restricted	Grant Date
	Share Awards	Fair Value

Nonvested restricted shares outstanding at June 30, 2015	1,500,000	$0.42
Granted	250,000	0.14
Vested	(750,000)	0.33
Forfeited	—	—

Nonvested restricted shares outstanding at December 31, 2015	1,000,000	$0.42

Compensation expense associated with restricted stock for the three months ended December 31, 2015 and 2014 was $87,932 and $97,233, respectively, and $140,863 and $97,233 for the six months ended December 31, 2015 and 2014, respectively, and was included in general and administrative expenses in the consolidated statements of operations. The total cost of nonvested stock awards which the Company had not yet recognized was $322,767 at December 31, 2015. This amount is expected to be recognized over a period of two years.

Agreements with Officers and Employees: In September 2015, the Company’s officers and certain employees owning options to purchase 57,979,414 shares of the Company’s common stock entered into an agreement with the Company that such persons cannot exercise their options and the Company does not have to reserve for the issuance of shares of common stock underlying their options until the earlier of August 1, 2016 or the Company having unreserved shares sufficient for all outstanding options to be exercised. This could happen through an increase in authorized common shares, the cancellation of outstanding convertible notes or warrants, or a shareholder approved reverse stock split. Subsequent to this agreement, one of the Company’s officers returned 4,300,000 options to the Company making a total of 53,679,414 options currently subject to the agreement.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
		2014		2014
	2015	(Restated)	2015	(Restated)
	(unaudited)		(unaudited)
Net (loss) income	$(2,519,658)	$247,335	$(3,386,607)	$151,697

Basic
Weighted average common shares outstanding	318,834,426	268,188,500	313,323,370	262,898,920

Diluted
Shares issuable from the assumed conversion of stock options	—	37,036,008	—	38,827,612
Shares issuable from the assumed conversion of stock warrants	—	24,442,399	—	25,961,321

Total	318,834,426	329,666,907	313,323,370	327,687,853

Basic (loss) income per share	$(0.01)	$0.00	$(0.01)	$0.00

Diluted (loss) income per share	$(0.01)	$0.00	$(0.01)	$0.00

For the three and six months ended December 31, 2015, 36,994,557 stock warrants were excluded from diluted earnings per share because the are considered anti-dilutive.

For the three and six months ended December 31, 2015, 62,625,248 stock options were excluded from diluted earnings per share because the are considered anti-dilutive.

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

The initial agreement between each of QMC and Solterra with Rice requires the payment of certain patent fees to Rice and for QMC and Solterra to acquire additional funding and to meet certain milestones by specific dates. QMC, Solterra and Rice recently established new milestones for QMC and Solterra to achieve in the months and years ahead pursuant to the respective Rice License Agreements, the failure of which could lead to the termination of such Rice License Agreements. Pursuant to the Solterra Rice License Agreement, Rice is entitled to receive, during the term, certain royalties of adjusted gross sales (as defined therein) ranging from 2% to 4% for photovoltaic cells and 7.5% of adjusted gross sales for QDs sold in electronic and medical applications.  Additionally, minimum royalties payable under the Solterra Rice License Agreement include $100,000 due January 1, 2016, $356,250 due January 1, 2017, $1,453,500 due January 1, 2018, $3,153,600 due January 1, 2019 and each January 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. The Company is negotiating with Rice University to extend the due date of the $100,000 minimum royalty payment due January 1, 2016. Pursuant to the QMC Rice License Agreement, Rice is entitled to receive, during the term, a royalty of 7.5% of adjusted gross sales for QDs sold in electronic and medical applications.  Additionally, minimum royalties payable under the QMC Rice License Agreement include $29,450 paid January 1, 2015, $117,000 due January 1, 2016, $292,500 due January 1, 2017, $585,000 due January 1, 2018 and each January 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. The Company is negotiating with Rice University to extend the due date of the $117,000 minimum royalty payment due January 1, 2016. The respective terms of the Rice License Agreements are to expire on the expiration date of Rice’s rights in its intellectual property and the Licensee’s rights are worldwide. The Rice License Agreements require the payment of a success fee of $700,000 to Rice in the event a Liquidity Event (as define therein) such as the sale of a majority of QMC’s or Solterra’s shares in a merger or consolidation with another entity or in the case of a sale, lease, transfer or other disposition of all or substantially all of the Company’s assets. The respective Rice License Agreements, as amended, provide for termination of each agreement in certain circumstances, including the event that the Company or Solterra is determined to be insolvent (as defined therein).

Agreement with University of Arizona

Solterra has entered into an exclusive Patent License Agreement with the University of Arizona (“UA”) on March 21, 2006. Pursuant to UA License Agreement, as amended, Solterra is obligated to pay minimum annual royalties of $50,000 by December 31, 2015, $125,000 by June 30, 2016 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the consumer price index. The Company is negotiating with UA to extend the due date of the $50,000 minimum royalty payment that was due December 31, 2015. Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. The UA License Agreement may be terminated by UA in the event that Solterra is in breach of any provision of the agreement and said breach continues for 60 days after receiving written notice. The UA License Agreement will also automatically terminate if Solterra becomes insolvent or unable to pay its debts as they become due.

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

The effective income tax rate for the three and six months ended December 31, 2015 and 2014 was 0%. The Company’s effective income tax rate differs from the federal statutory rate primarily due to non-deductible expenses and valuation allowances. As a result of stock compensation expense incurred during the six months ended December 31, 2015, the Company has increased deferred tax assets by $626,000 with a corresponding increase to the valuation allowance of $626,000 as of December 31, 2015.

NOTE 12 — SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Six Months Ended
	December 31,
		2014
	2015	(Restated)
	(unaudited)

Cash paid for interest	$20,055	$4,073

Cash paid for income taxes	$—	$—

The following is supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended
	December 31,
		2014
	2015	(Restated)
	(unaudited)

Conversion of debentures into shares of common stock	$—	$975,000

Allocated value of warrants issued with convertible debentures	$—	$203,074

Stock warrants issued for conversion of accrued salaries	$409,667	$—

Prepaid expense paid in shares of common stock	$161,285	$300,000

NOTE 13 — TRANSACTIONS WITH AFFILIATED PARTY

During the six months ended December 31, 2015, the Company’s former CFO surrendered 638,300 shares of common stock and options to purchase an additional 987,500 shares in exchange for the cancellation of indebtedness to the Company aggregating $79,000. As a result of this surrender, the Company recorded a gain of $174,568 which is presented in the consolidated statements of operations as Gain on Settlement.

NOTE 14 - SUBSEQUENT EVENTS

The Company evaluates events and transactions that occur after the balance sheet date but before the consolidated financial statements are issued. The Company evaluated such events and transactions through the date the consolidated financial statements were filed electronically with the Securities and Exchange Commission.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended December 31, 2015 have been included.

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

The Company’s marketing strategy is to engage in joint ventures or other strategic arrangements with manufacturers, distributors, and others to jointly develop applications using its patented continuous production process. Such joint collaborations will involve the Company working closely with its industry counterparts to optimize the performance of the Company’s materials in each application or device and to use the results from product development and testing to further enhance product specifications. As of December 31, 2015, the Company has entered into a joint development agreement with a major display panel manufacturer and a funded product development agreement with a leading global optical film manufacturer, Nitto Denko Corporation; however, the Company has not entered into any formal commercial supply agreements, joint ventures, or licensing agreements.

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

Liquidity and Capital Resources

At December 31, 2015 we had a working capital deficit of $458,165, with total current assets and liabilities of $549,713 and $1,007,878, respectively. Included in the liabilities is $240,832 that is owed to our officers, directors and employees for services rendered and accrued through December 31, 2015. Also included in the liabilities is $225,000 of deferred revenue associated with a funded product development agreement with a leading global optical film manufacturer, Nitto Denko Corporation. As a result, we have relied on financing through the issuance of common stock and convertible debentures as well as advances from a director and shareholder and employees’ wages being partially or fully accrued but not paid.

As of December 31, 2015, we have cash and cash equivalent assets of $309,209 and continue to incur losses in operations. Over the past five years we have relied on sales of common stock to support operations and on various universities performing work and providing U.S. licensing rights under business agreements in which we have at times been in arrears in payments as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into securities of the Company. Management believes it will be necessary for the Company to rely on external financing to supplement working capital in order to meet the

Company’s liquidity needs in fiscal year 2016; the success of securing such financing on terms acceptable to the Company cannot be assured. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	December 31,
		2014
	2015	(Restated)

Operating activities	$(816,812)	$(1,210,726)
Investing activities	$21,682	$(125,419)
Financing activities	$430,500	$1,313,656

Operating Activities. Net cash used in operating activities was $816,812 for the six months ended December 31, 2015 compared to $1,210,726 for the same period of 2014, a decrease of $393,914. The decrease was primarily driven by increases in accounts payable and accrued expenses and deferred revenue.

Investing Activities. Net cash provided by investing activities was $21,682 for the six months ended December 31, 2015 compared to net cash used in investing activities of $125,419 for the same period of 2014, a net increase in cash of $147,101. During the six months ended December 31, 2014, we purchased certain patents from Bayer AG for $137,743. There were no such purchases during the six months ended December 31, 2015.

Financing Activities. Net cash provided by financing activities was $430,500 for the six months ended December 31, 2015 compared to $1,313,656 for the same period of 2014, a decrease of $883,156. The decrease is due fewer sales of common stock and no proceeds from convertible debentures.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes we will be able to meet our obligations and continue our operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to reflect the carrying value and classification of assets and liabilities should we be unable to continue as a going concern.  At December 31, 2015, we have not yet achieved profitable operations, have a working capital deficit of $458,165 and expect to incur further losses in the development of the business, all of which casts substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

General and administrative expenses

During the three months ended December 31, 2015 the Company incurred $2,410,431 of general and administrative expenses, an increase of $1,098,013 from the $1,312,418 recorded for the three months ended December 31, 2014.  The increase in general and administrative expenses was primarily due to an increase in stock-based compensation of $1,601,582, offset by decreases in compensation of $154,708, legal and audit fees of $238,883, and other professional fees of $111,169. The increase in stock-based compensation is primarily due to i) the immediate vesting of 10,000,000 stock options held by the CFO due to a revised employment agreement executed during the three months ended December 31, 2015 and ii) the fair value of stock warrants granted upon conversion of salaries during the three months ended December 31, 2015.

Included in general and administrative expenses for the three months ended December 31, 2015 was compensation of $220,143, legal and audit of $134,765, other professional fees of $201,120, travel expense of $23,047, corporate expense of $101,313 and stock-based compensation of $1,698,815. Included in general and administrative expenses for the three months ended December 31, 2014 was compensation of $374,851, legal and audit of $373,648, other professional fees of $312,289, travel expense of $47,506 and corporate expense of $88,897 and stock-based compensation of $97,233.

Research and development expenses

During the three months ended December 31, 2015 the Company incurred $55,724 of research and development expenses, an increase of $39,453 from the $16,271 recorded for the three months ended December 31, 2014. The primary reason for the increase is costs associated with a sponsored research agreement the Company has in place with Texas State University.

Change in fair value of derivative liabilities

This amount relates to the change in value of the derivative liabilities.  The change recorded in the three months ended December 31, 2014 was a decrease of $1,307,790, decreasing the fair value of embedded conversion feature liability from $1,871,337 at June 30, 2014 to $0 at December 31, 2014. There was no change recorded during the three months ended December 31, 2015 due to the conversion of the debenture during the year ended June 30, 2015, resulting in the derivative liability being written down to $0.

Gain on settlement

The gain on settlement of $546,129 recorded during the three months ended December 31, 2014 relates to the settlement reached with a former employee in December 2014.

Beneficial conversion feature on convertible debenture

The beneficial conversion expense for the three months ended December 31, 2015 was $0 compared to $58,333 during the three months ended December 31, 2014. During the three months ended December 31, 2015 the Company did not enter into any convertible debenture agreements, whereas in the three months ended December 31, 2014, the company entered into convertible debenture agreements that contained beneficial conversion features. See Note 5.

Interest expense

Interest expense recorded for the three months ended December 31, 2015 was $10,466 compared to $13,100 in the three months ended December 31, 2014.

Interest expense recorded in the three months ended December 31, 2015 relates to the 8% interest associated with the $500,000 convertible debentures issued in January 2015 and the 6% interest associated with the $25,050 convertible debenture issued in September 2014.

According to the provisions of the Convertible Debenture agreements, the Company may elect to issue shares of the Company’s common stock to pay accrued interest on the debentures.  In the three months ended December 31, 2015 and 2014, the Company issued zero and 40,483 shares of common stock, respectively, to pay $0 and $9,028 of accrued interest payable, respectively.

Accretion of debt discount

During the three months ended December 31, 2015 the Company recorded $43,037 of accretion of debt discount expense, a decrease of $163,425 from the $206,462 recorded for the three months ended December 31, 2014. The decrease is related to the write-off of the debt discount upon conversion of the September 2014 convertible debentures during the three months ended December 31, 2014.

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended
	December 31,
		2014
	2015	(Restated)
Statement of Operations Information:

General and administrative	$2,410,431	$1,312,418
Research and development	55,724	16,271
Change in fair value of derivative liabilities	—	(1,307,790)
Other (income) expense, net (1)	—	(487,796)
Interest expense, net	10,466	13,100
Accretion of debt discount	43,037	206,462

(1) Includes gain on settlement and beneficial conversion expense

Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014

General and administrative expenses

During the six months ended December 31, 2015 the Company incurred $3,308,325 of general and administrative expenses, an increase of $1,564,775 from the $1,743,550 recorded for the six months ended December 31, 2014.  The increase in general and administrative expenses was primarily due to an increase in stock-based compensation of $1,832,987, offset by decreases in compensation of $121,433 and legal and audit fees of $129,915. The increase in stock-based compensation is primarily due to i) the immediate vesting of 10,000,000 stock options held by the CFO due to a revised employment agreement executed during the six months ended December 31, 2015 and ii) the fair value of stock warrants granted upon conversion of salaries during the three months ended December 31, 2015.

Included in general and administrative expenses for the six months ended December 31, 2015 was compensation of $482,792, legal and audit of $269,771, other professional fees of $329,121, travel expense of $48,888, corporate expense of $186,259 and stock based compensation of $1,930,220. Included in general and administrative expenses for the six months ended December 31, 2014 was compensation of $604,225, legal and audit of $399,686, other professional fees of $345,639, travel expense of $90,384, corporate expense of $176,006 and stock based compensation of $97,233.

Research and development expenses

During the six months ended December 31, 2015 the Company incurred $146,055 of research and development expenses, an increase of $98,393 from the $47,662 recorded for the six months ended December 31, 2014. The primary reason for the increase are costs associated with a sponsored research agreement the Company has in place with Texas State University.

Change in fair value of derivative liabilities

This amount relates to the change in value of the derivative liabilities.  The change recorded in the six months ended December 31, 2014 was a decrease of $1,871,337, decreasing the fair value of embedded conversion feature liability from $1,871,337 at June 30, 2014 to $0 at December 31, 2014. There was no change recorded during the six months ended December 31, 2015 due to the conversion of the debenture during the year ended June 30, 2015, resulting in the derivative liability being written down to $0.

Gain on settlement

During the six months ended December 31, 2015, the Company’s former CFO surrendered 638,300 shares of common stock and options to purchase an additional 987,500 shares in exchange for the cancellation of indebtedness to the Company aggregating $79,000. As a result of this surrender, the Company recorded a gain on settlement of $174,568.

The gain on settlement of $546,129 recorded during the six months ended December 31, 2014 relates to the settlement reached with a former employee in December 2014.

Beneficial conversion feature on convertible debenture

The beneficial conversion expense for the six months ended December 31, 2015 was $0 compared to $230,309 during the six months ended December 31, 2014. During the six months ended December 31, 2015 the Company did not enter into any convertible debenture agreements, whereas in the six months ended December 31, 2014, the company entered into convertible debenture agreements that contained beneficial conversion features. See Note 5.

Interest expense

Interest expense recorded for the six months ended December 31, 2015 was $21,571 compared to $25,838 in the six months ended December 31, 2014.

Interest expense recorded in the six months ended December 31, 2015 relates to the 8% interest associated with the $500,000 convertible debentures issued in January 2015 and the 6% interest associated with the $25,050 convertible debenture issued in September 2014.

According to the provisions of the Convertible Debenture agreements, the Company may elect to issue shares of the Company’s common stock to pay accrued interest on the debentures.  In the six months ended December 31, 2015 and 2014, the Company issued zero and 92,637 shares of common stock, respectively, to pay $0 and $21,806 of accrued interest payable, respectively.

Accretion of debt discount

During the six months ended December 31, 2015 the Company recorded $85,224 of accretion of debt discount expense, a decrease of $133,186 from the $218,410 recorded for the six months ended December 31, 2014. The decrease is related to the write-off of the debt discount upon conversion of the September 2014 convertible debentures during the six months ended December 31, 2014.

The following table sets forth our consolidated results of operations for the periods indicated:

	Six Months Ended
	December 31,
		2014
	2015	(Restated)
Statement of Operations Information:

General and administrative	$3,308,325	$1,743,550
Research and development	146,055	47,662
Change in fair value of derivative liabilities	—	(1,871,337)
Other (income) expense, net (1)	(174,568)	(315,820)
Interest expense, net	21,571	25,838
Accretion of debt discount	85,224	218,410

(1) Includes gain on settlement and beneficial conversion expense

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective at December 31, 2015.

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

Changes in Internal Control over Financial Reporting

During the six month ended December 31, 2015, management has taken steps to remedy the significant deficiency disclosed in our Form 10-K for the year ended June 30, 2015 which includes risk assessment, internal control, and documenting financial processes. Management will continue a systematic process to document the existing financial processes, risk assessment and internal controls. In addition, resources permitting, we also plan to recruit additional experienced professionals to further augment and upgrade our accounting and finance staff and have identified several candidates.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not subject to any material legal proceedings.

Item 1A.  Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From July 1, 2015 to December 31, 2015, we had the following sales of unregistered common stock.

			Consideration Received and Description of Underwriting or
			Other Discounts to Market Price or Convertible Security		If Option, Warrant or Convertible Security,
Date of Sale	Title of Security	Number Sold	Afforded to Purchases	Exemption from Registration Claimed	Terms of Exercise or Conversion

September 2015	Common Stock Warrants	694,444	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 to $0.10 per share through January 9, 2018
August 2015	Common Stock	1,050,000	Shares issued for warrants exercised; $63,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2015	Common Stock	183,010	Shares issued for warrants in cashless exercise; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2015	Common Stock	250,001	Shares issued for warrants exercised; $15,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2015	Common Stock	2,400,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2015	Common Stock	2,146,629	Shares issued for options in cashless exercise; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2015	Common Stock Options	1,000,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.17 per share through September 22, 2025
October 2015	Common Stock	2,458,333	Shares issued for warrants exercised; $165,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2015	Common Stock	1,999,503	Shares issued for warrants in cashless exercise; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2015	Common Stock	1,000,000	$ 100,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2015	Common Stock Options	500,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.17 per share through October 14, 2025
October 2015	Common Stock Warrants	7,770,731	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 to $0.06 per share through October 30, 2017
November 2015	Common Stock	1,721,005	Shares issued for warrants in cashless exercise; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2015	Common Stock	100,000	Shares issued for warrants exercised; $5,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2015	Common Stock	350,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2015	Common Stock Options	2,000,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.17 per share through November 13, 2025
December 2015	Common Stock	1,676,286	Shares issued for warrants exercised; $82,500 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable

From July 1, 2014 to December 31, 2014, we had the following sales of unregistered common stock.

			Consideration Received and Description of Underwriting or
			Other Discounts to Market Price or Convertible Security		If Option, Warrant or Convertible Security,
Date of Sale	Title of Security	Number Sold	Afforded to Purchases	Exemption from Registration Claimed	Terms of Exercise or Conversion

July 2014	Common Stock	766,667	Shares issued for warrants exercised; $46,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2014	Common Stock	582,034	$ 119,070 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2014	Common Stock	100,000	Shares issued for warrants exercised; $8,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2014	Common Stock	2,511,811	$ 355,375 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2014	Common Stock	1,387,500	Shares issued for warrants exercised; $82,625 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2014	Common Stock	52,154	Shares issued in exchange for $12,778 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2014	Common Stock	1,999,333	Shares issued upon conversion of $299,900 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2014	Common Stock Warrant	1,999,333	Warrants issued upon conversion of $299,900 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $0.30 per share through October 31, 2019
October 2014	Common Stock	3,830,077	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2014	Common Stock	208,333	Shares issued for warrants exercised; $10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2014	Common Stock Warrant	500,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.05 per share through May 15, 2016
October 2014	Common Stock Warrant	1,300,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.05 per share through May 15, 2016
October 2014	Common Stock Warrant	115,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.07 per share through May 31, 2016
November 2014	Common Stock	334,000	Shares issued upon conversion of $50,100 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2014	Common Stock Warrant	334,000	Warrants issued upon conversion of $50,100 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $0.30 per share through November 4, 2019
November 2014	Common Stock	366,667	Shares issued for warrants exercised; $23,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2014	Common Stock	40,483	Shares issued in exchange for $9,028 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2014	Common Stock	8,333,333	Shares issued upon conversion of $500,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2014	Common Stock	833,334	Shares issued upon conversion of $125,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2014	Common Stock Warrant	833,334	Warrants issued upon conversion of $125,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $0.30 per share through November 5, 2019
December 2014	Common Stock	283,334	Shares issued for warrants exercised; $21,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2014	Common Stock	591,667	Shares issued for warrants in cashless exercise; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2014	Common Stock Warrant	400,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.10 per share through December 15, 2016

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

10.10	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K dated September 19, 2013)

10.11	License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K dated September 19, 2013)

10.12	Second Amendment to Issuer’s Agreement with University of Arizona. (Incorporated by reference to Form 10-K for the fiscal year ended June 30, 2012)

10.13	Employment Agreement — Stephen Squires. (Incorporated by reference to Form 8-K filed January 23, 2013)

10.14	Employment Agreement — David Doderer (Incorporated by reference to Form 8-K filed January 23, 2013)

10.15	Employment Agreement — Craig Lindberg (Incorporated by reference to Form 8-K filed June 17, 2015)

10.16	Agreement with Christopher Benjamin, former officer/director (Incorporated by reference to Form 10-Q for the quarter ended September 30, 2015)

21.1	Subsidiaries of Registrant listing state of incorporation (Incorporated by reference to Form 10-K for fiscal year ended June 30, 2011)

31(a)	Rule 13a-14(a) Certification — Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification — Principal Financial Officer *

32(a)	Section 1350 Certification — Principal Executive Officer *

32(b)	Section 1350 Certification — Principal Financial Officer *

99.1	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2014 filed on September 29, 2014.)

99.2	2013 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2014 filed on September 29, 2014.)

101.INS	XBRL Instance Document *

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM MATERIALS CORP.

Date: February 16, 2016	/s/ Stephen Squires
Stephen Squires,
Principal Executive Officer

Date: February 16, 2016	/s/ Craig Lindberg
Craig Lindberg,
Principal Financial Officer