Form 10-Q
period 2016-03-31
QUANTUM MATERIALS CORP.
filed 2016-05-13
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ’‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-Accelerated Filer [  ] Smaller Reporting Company [X]

As of May 10, 2016, there were 324,063,789 shares of common stock, $0.001 par value per share, outstanding.

QUANTUM MATERIALS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUM MATERIALS CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	June 30, 2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,960	$673,839
Restricted cash	-	65,330
Prepaid expenses and other current assets	172,171	258,391
TOTAL CURRENT ASSETS	181,131	997,560

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $127,468 and $63,615	759,645	776,039

LICENSES AND PATENTS, net of accumulated amortization of $65,618 and $36,707	127,125	156,036

TOTAL ASSETS	$1,067,901	$1,929,635

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$635,111	$364,797
Accrued salaries	294,267	577,027
Notes payable	170,024	-
Current portion of convertible debentures, net of unamortized discount	362,915	-
TOTAL CURRENT LIABILITIES	1,462,317	941,824

CONVERTIBLE DEBENTURES, net of current portion and unamortized discount	25,050	258,838

TOTAL LIABILITIES	1,487,367	1,200,662

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $.001 par value, authorized 400,000,000 shares, 323,388,331 and 307,097,420 issued and outstanding at March 31, 2016 and June 30, 2015, respectively	323,388	307,097
Additional paid-in capital	27,073,414	24,099,177
Accumulated deficit	(27,816,268)	(23,677,301)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(419,466)	728,973

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,067,901	$1,929,635

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015 (Restated)	2016	2015 (Restated)
	(unaudited)		(unaudited)
REVENUES	$225,000	$-	$225,000	$-

OPERATING EXPENSES
General and administrative	$903,795	$808,209	$4,212,120	$2,550,972
Research and development	19,210	12,571	165,265	60,233
TOTAL OPERATING EXPENSES	923,005	820,780	4,377,385	2,611,205

LOSS FROM OPERATIONS	(698,005)	(820,780)	(4,152,385)	(2,611,205)

OTHER (INCOME) EXPENSE
Change in fair value of derivative liabilities	-	-	-	(1,871,337)
Gain on settlement	-	-	(174,568)	(546,129)
Beneficial conversion expense	-	197,728	-	428,037
Interest expense, net	10,452	21,838	32,023	47,674
Accretion of debt discount	43,903	92,323	129,127	310,733
TOTAL OTHER (INCOME) EXPENSE	54,355	311,889	(13,418)	(1,631,022)

NET LOSS	$(752,360)	$(1,132,669)	$(4,138,967)	$(980,183)

LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	322,675,999	281,526,245	316,418,240	269,903,313

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity

Balances at June 30, 2015	307,097,420	$307,097	$24,099,177	$(23,677,301)	$728,973

Common stock issued for cash	1,000,000	1,000	99,000	-	100,000

Common stock issued for warrant and option exercises	12,279,211	12,279	387,398	-	399,677

Common stock issued for services	2,900,000	2,900	287,100	-	290,000

Cancellation of shares	(638,300)	(638)	(252,930)	-	(253,568)

Stock warrants issued in exchange for accrued salaries	-	-	821,979	-	821,979

Stock-based compensation	750,000	750	1,631,690	-	1,632,440

Net loss	-	-	-	(4,138,967)	(4,138,967)

Balances at March 31, 2016	323,388,331	$323,388	$27,073,414	$(27,816,268)	$(419,466)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,
	2016	2015 (Restated)
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,138,967)	$(980,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	92,764	48,368
Stock-based compensation	2,080,892	149,014
Stock issued for services	158,345	-
Stock options issued for services	-	642,116
Stock issued for interest	-	40,568
Gain on settlement	(174,568)	(546,129)
Beneficial conversion feature	-	428,037
Change in fair value of derivative liability	-	(1,871,337)
Accretion of debt discount	129,127	310,733
Effects of changes in operating assets and liabilities:
Prepaid expenses and other current assets	237,899	-
Accounts payable and accrued expenses	321,258	(49,978)
Accrued salaries	-	86,528
NET CASH USED IN OPERATING ACTIVITIES	(1,293,250)	(1,742,263)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(47,459)	(479,773)
Purchase of license and patents	-	(137,743)
Change in restricted cash investments	65,330	1,063
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	17,871	(616,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	460,500	1,058,049
Proceeds from issuance of convertible debentures	-	1,200,050
Proceeds from issuance of note payable	150,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	610,500	2,258,099

NET DECREASE IN CASH	(664,879)	(100,617)

CASH AND CASH EQUIVALENTS, beginning of period	673,839	120,501

CASH AND CASH EQUIVALENTS, end of period	$8,960	$19,884

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

The consolidated financial statements of the Company as of and for the three and nine months ended March 31, 2016 are unaudited and have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2015. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. In the opinion of management, the accompanying unaudited financial information includes all adjustments necessary for a fair presentation of the interim financial information. Operating results for the interim periods are not necessarily indicative of the results of any subsequent periods. Certain information in the footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted for the interim periods presented under the United States Securities and Exchange Commission (“SEC”) rules and regulations. As such, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the classifications of the current year consolidated financial statements.

Nature of Operations

The Company is a nanotechnology company specializing in the design, development, production and supply of quantum dots, including tetrapod quantum dots, a high performance variant of quantum dots, and highly uniform nanoparticles, using its patented automated continuous flow production process. Quantum dots and other nanoparticles are expected to be increasingly utilized in a range of applications in the life sciences, television and display, solid state lighting, solar energy, battery, security ink, and sensor sectors of the market. Key uncertainties and risks to the Company include, but are not limited to, if and how quickly various industries adopt and fully embrace quantum dot technology and technological changes, including those developed by our competitors, rendering our technology uncompetitive or obsolete.

Going Concern

The Company recorded losses from continuing operations in the current period presented and has a history of losses. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, obtain revenues from operations, raise additional capital, and/or obtain debt financing.

In conjunction with anticipated revenue streams, management is currently negotiating equity and debt financing, the proceeds from which would be used to settle outstanding debts, to finance operations, and for general corporate purposes. However, there can be no assurance that the Company will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern.

The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Restatement of Unaudited Quarterly Financial Data

The Company identified certain errors in the Company’s previously released financial information for the quarters ended December 31, 2014 and March 31, 2015. As a result of the identification of the issues, various accounting corrections to the previously reported financial information were recorded and reported on Form 10-K/A filed with the Securities and Exchange Commission on February 2, 2016 and are incorporated by reference herein.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2016	June 30, 2015
	(unaudited)
Furniture and fixtures	$1,625	$1,625
Computers and software	11,447	11,447
Machinery and equipment	874,041	826,582
	887,113	839,654
Less: accumulated depreciation	127,468	63,615

Total property and equipment, net	$759,645	$776,039

Depreciation expense for the three months ended March 31, 2016 and 2015 was $21,853 and $8,354, respectively, and $63,853 and $24,048 for the nine months ended March 31, 2016 and 2015, respectively.

NOTE 3 – LICENSES AND PATENTS

Licenses and patents consisted of the following:

	March 31, 2016	June 30, 2015
	(unaudited)

William Marsh Rice University	$40,000	$40,000
University of Arizona	15,000	15,000
Bayer acquired patents	137,743	137,743
	192,743	192,743
Less: accumulated amortization	65,618	36,707

Total licenses and patents, net	$127,125	$156,036

Amortization expense for the three months ended March 31, 2016 and 2015 was $9,637 and $9,637, respectively, and $28,911 and $24,320 for the nine months ended March 31, 2016 and 2015, respectively.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2011-04 “Fair Value Measurement” as it relates to financial assets and financial liabilities, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.

This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Hierarchical levels, as defined in this guidance and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities are as follows:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Inputs that are both significant to the fair value measurement and unobservable.

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of March 31, 2016 and June 30, 2015 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

The carrying amounts of cash and cash equivalents, accounts payable and current debt approximate their fair value due to the short maturity of those instruments.

Convertible Debentures

The Company measured the estimated fair value of the convertible debentures using significant other observable inputs, representative of a Level 2 fair value measurement, including the interest and conversion rates for the instruments. The following table sets forth the fair value of the Company’s convertible debentures as of March 31, 2016 and June 30, 2015:

	March 31, 2016		June 30, 2015
	(unaudited)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Convertible debentures issued September 18, 2014	$25,050	$18,370	$25,050	$31,730
Convertible debentures issued January 15, 2015	$500,000	$916,667	$500,000	$1,583,333

Derivative Liabilities

The Company has evaluated the application of ASC 815, “Derivatives and Hedging”, to the Convertible Debenture issued November 4, 2008. Based on the guidance in ASC 815, the Company concluded these instruments were required to be accounted for as derivatives as of July 1, 2009 due to the down round protection feature on the conversion price and the exercise price. The Company records the fair value of these derivatives on its consolidated balance sheets at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Change in fair value of derivative liabilities.” These derivative instruments are not designated as hedging instruments under ASC 815. At June 30, 2014, all of the Company’s derivative liabilities were categorized as Level 3 fair value assets. During the three and nine months ended March 31, 2015, the Company recognized a gain of $0 and $1,871,337, respectively, and is included in the statements of operations as change in fair value of derivative liabilities. Due to the conversion of the notes, at June 30, 2015 all of the Company’s derivative liabilities have been realized and there are no other derivative liabilities on outstanding convertible debentures as of March 31, 2016.

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

NOTE 5 – CONVERTIBLE DEBENTURES

The following table sets forth activity associated with the convertible debentures:

	March 31, 2016	June 30, 2015
	(unaudited)

Convertible debentures issued November 4, 2008	$-	$500,000
Convertible debentures issued February 6, 2014	-	400,000
Convertible debentures issued September 18, 2014	25,050	500,050
Convertible debentures issued November 25, 2014	-	350,000
Convertible debentures issued January 15, 2015	500,000	500,000
	525,050	2,250,050
Less: amount converted to shares	-	1,725,000
Total convertible debentures outstanding	525,050	525,050
Less: unamortized discount	137,085	266,212
	387,965	258,838
Less: current portion	362,915	-

Total convertible debentures, net of current portion	$25,050	$258,838

November 2008 Convertible Debenture

On November 4, 2008, the Company entered into a Securities Purchase Agreement, Debenture, Security Agreement, Subsidiary Guarantee Agreement, Registration Rights Agreement, Escrow Agreement, Stock Pledge Agreement and other related transactional documents (the “Transaction Documents”) to obtain $1,500,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”) in exchange for 3,525,000 restricted shares of common stock of the Company (the “Restricted Shares”) and Debentures in the principal amount aggregating $1,500,000. Each Debenture originally had a term of three years maturing on November 4, 2011 bearing interest at the rate of 8% per annum and is pre-payable by the Company at any time without penalty, subject to the Debenture Holders’ conversion rights. Starting in 2011, the Company obtained one year extensions of the maturity date of the Debentures through November 4, 2014. In partial consideration of such a loan extension, the Company agreed to issue to the Debenture Holders warrants to purchase an aggregate of 2,000,000 shares of common stock exercisable at $0.10 per share. These warrants contain cashless exercise provisions in the event that there is no current registration statement filed. When the maturity date was extended in June 2013 to November 4, 2014, the conversion price per share was lowered to $0.06 per share.

On June 30, 2014, $1,000,000 of the Debentures were converted into 16,666,667 common shares. The remaining $500,000 was converted at $0.06 per share into 8,333,333 of common shares at the due date November 4, 2014. The Company recorded the conversion at the fair market value of the shares at the date of conversion, off-set by the reduction of the derivative liability.

Interest expense for the three months ended March 31, 2016 and 2015 was $0 and $0, respectively, and $0 and $21,805 for the nine months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016 and June 30, 2015, $0 of principal was outstanding.

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

In accounting for the above convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $95,603, recorded as debt discount. The debt discount is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the three months ended March 31, 2016 and 2015 of $0 and $51,785, respectively, and $0 and $51,785 for the nine months ended March 31, 2016 and 2015, respectively. Interest expense for the three months ended March 31, 2016 and 2015 was $0 and $18,762, respectively, and $0 and $18,762 for the nine months ended March 31, 2016 and 2015, respectively.

In January 2015, the holders of the $400,000 convertible debenture converted into 10,000,000 shares of common stock. As of March 31, 2016 and June 30, 2015, $0 of principal was outstanding.

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

In accounting for the above convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $203,074, recorded as debt discount. The debt discount is amortized using the effective interest rate method over the life of the loan, five years. The Company recognized accretion of debt discount expense for the three months ended March 31, 2016 and 2015 of $0 and $0, respectively, and $0 and $203,074 for the nine months ended March 31, 2016 and 2015, respectively. The Company recognized a beneficial conversion expense for the three months ended March 31, 2016 and 2015 of $0 and $0, respectively, and $0 and $230,309 for the nine months ended March 31, 2016 and 2015, respectively. Interest expense for the three months ended March 31, 2016 and 2015 was $380 and $0, respectively, and $1,148 and $4,073 for the nine months ended March 31, 2016 and 2015, respectively.

In October 2014, $350,000 of the Debentures were converted into 2,333,333 shares of common stock and an equal number of warrants and in December 2014, $125,000 of the Debentures were converted into 833,334 shares of common stock and an equal number of warrants. As of March 31, 2016 and June 30, 2015, $25,050 of principal was outstanding.

November 2014 Convertible Debenture

On November 25, 2014, the Company entered into a Convertible Debenture Agreement which would allow the Company to borrow up to a total of $500,000 in gross proceeds from a non-affiliated party. The Debenture has a term of five years maturing on November 25, 2019 and bears interest at the rate of 6% per annum and is pre-payable by the Company at any time without penalty. The debenture holder funded five times between December 2014 and April 2015 for total proceeds to the Company of $350,000. The first three fundings of $50,000 each converted at $0.15 per share, and received an equal number of warrants having a strike price of $0.30 per share and a term of two years. The fourth funding of $50,000 and the fifth funding of $150,000 converted at $0.12 and $0.10 per share, respectively. In January 2015 $100,000 was converted into 666,667 of common stock and in April 2015 $250,000 was converted into 2,250,000 of common stock.

The Company recognized a beneficial conversion expense for the three months ended March 31, 2016 and 2015 of $0 and $45,833, respectively, and $0 and $45,833 for the nine months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016 and June 30, 2015, $0 of principal was outstanding and on September 18, 2015, the Company notified the debenture holder that per the terms of the debenture, the debenture was deemed cancelled.

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $348,105, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the three months ended March 31, 2016 and 2015 of $43,903 and $40,538, respectively, and $129,127 and $40,538 for the nine months ended March 31, 2016 and 2015, respectively. The Company recognized a beneficial conversion expense for the three months ended March 31, 2016 and 2015 of $0 and $151,895, respectively, and $0 and $151,895 for the nine months ended March 31, 2016 and 2015, respectively. Interest expense for the three months ended March 31, 2016 and 2015 was $9,973 and $0, respectively, and $30,137 and $0 for the nine months ended March 31, 2016 and 2015, respectively.

NOTE 6 – NOTES PAYABLE

Promissory Note

In February 2016 the Company issued an unsecured promissory note for $150,000 to a private individual at an interest rate of 0.5% per annum. The note is due May 5, 2016. Interest expense for the three months ended March 31, 2016 and 2015 was $100 and $0, respectively, and $100 and $0 for the nine months ended March 31, 2016 and 2015, respectively. On May 5, 2016, the note was paid in full.

Note Payable – Insurance

In March 2016, to finance an insurance premium, the Company issued a negotiable promissory note for $20,024 at an interest rate of 4.87% per annum. The note is due November 11, 2016. The balance outstanding at March 31, 2016 was $20,024.

NOTE 7 – EQUITY TRANSACTIONS

Common Stock

During the nine months ended March 31, 2016, the Company issued 1,000,000 shares of common stock for cash proceeds of $100,000. Additionally, investors exercised options and warrants to purchase 12,279,211 shares of common stock for cash proceeds of $360,500 and forgiveness of a liability of the Company of $39,177. Included were cashless exercises of 3,325,000 options and 6,802,634 warrants that resulted in the issuance of 2,146,629 and 3,381,154 shares of common stock, respectively.

During the nine months ended March 31, 2016, the Company granted 2,800,000 shares of common stock to consultants at the fair market value of $280,000. This was recognized as a prepaid asset and will be amortized to expense over the life of the agreement. Additionally, the Company granted 100,000 shares of common stock to employees and consultants at the fair market value of $10,000 and was recognized as general and administrative expense.

During the nine months ended March 31, 2016, the Company cancelled 638,300 shares of common stock. See Note 14.

Stock Warrants

A summary of activity of the Company’s stock warrants for the nine months ended March 31, 2016 is presented below:

			Weighted
	Weighted		Average	Weighted
	Average		Remaining	Average
	Exercise	Number of	Contractual	Grant Date
	Price	Warrants	Term in Years	Fair Value

Balance as of June 30, 2015	$0.09	48,284,833		$0.13
Expired	0.07	(7,895,833)		0.08
Granted	0.06	9,048,508		0.13
Exercised	0.07	(13,554,062)		0.09
Cancelled	0.24	(416,667)		0.14

Balance as of March 31, 2016	$0.09	35,466,779	1.32	$0.15

Vested and exercisable as of March 31, 2016	$0.09	35,466,779	1.32	$0.15

During the nine months ended March 31, 2016, 6,802,634 warrants were exercised in cashless transactions that resulted in the issuance of 3,381,154 shares of common stock.

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

Outstanding warrants at March 31, 2016 expire during the period May 2016 to November 2019 and have exercise prices ranging from $0.04 to $0.30.

NOTE 8 – STOCK-BASED COMPENSATION

The Company follows ASC 718 “Compensation — Stock Compensation” for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In October 2009 the Board of Directors authorized the approval of a stock option plan covering 7,500,000 shares of common stock, which was increased to 10,000,000 shares in December 2009 and approved by stockholders in January 2010. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of March 31, 2016, 9,200,000 options have been granted, with terms ranging from five to ten years, and 250,000 have been cancelled.

In March 2012 3,500,000 stock options, with a term of five years, were granted outside of a stock option plan.

In January 2013 the Board of Directors authorized the approval of a stock option plan covering 20,000,000 shares of common stock, which was increased to 60,000,000 shares in March 2013 and approved by stockholders in March 2013. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of March 31, 2016, 68,203,473 options have been granted, with terms ranging from five to ten years, 3,325,000 have been exercised and 12,703,225 have been cancelled.

On February 17, 2016, the Shareholders approved the 2015 Employee Benefit and Consulting Services Compensation Plan covering 15,000,000 shares. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of March 31, 2016, no shares or options had been granted under the 2015 plan.

Incentive Stock Options: The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes-Merton valuation model. The volatility is based on expected volatility over the expected life of thirty-six to sixty months. Compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the Company has reduced the cost for estimated forfeitures based on historical forfeiture rates. As the Company has not historically declared dividends, the dividend yield used in the calculation is zero. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton model.

The Company did not grant any stock options during the nine months ended March 31, 2015. The following assumptions were used for the nine months ended March 31, 2016:

Nine Months Ended
March 31, 2016
Expected volatility	142.05%
Expected dividend yield	-
Risk-free interest rates	1.19%
Expected term (in years)	3.0 to 5.0

The computation of expected volatility during the nine months ended March 31, 2016 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

A summary of the activity of the Company’s stock options for the nine months ended March 31, 2016 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of June 30, 2015	0.07	67,737,748		0.10	$8,357,574
Expired	-	-		-
Granted	0.16	5,500,000		0.14
Exercised	0.06	(3,325,000)		0.06
Cancelled	0.09	(5,287,500)		0.16

Balance as of March 31, 2016	$0.07	64,625,248	4.56	$0.11	$2,431,596

Vested and exercisable as of March 31, 2016	$0.06	57,375,248	3.76	$0.10	$2,686,596

Outstanding options at March 31, 2016 expire during the period March 2017 to November 2025 and have exercise prices ranging from $0.03 to $0.17.

Compensation expense associated with stock options for the three months ended March 31, 2016 and 2015 was $98,316 and $0, respectively, and $1,439,221 and $0 for the nine months ended March 31, 2016 and 2015, respectively, and was included in general and administrative expenses in the consolidated statements of operations. At March 31, 2016, the Company had 7,250,000 shares of nonvested stock option awards. The total cost of nonvested stock option awards which the Company had not yet recognized was $690,982 at March 31, 2016. Such amounts are expected to be recognized over a period of 2.75 years.

Restricted Stock: To encourage retention and performance, the Company granted certain employees restricted shares of common stock with a fair value per share determined in accordance with conventional valuation techniques, including but not limited to, arm’s length transactions, net book value or multiples of comparable company earnings before interest, taxes, depreciation and amortization, as applicable. Generally, the stock vests over a 3 year period. A summary of the activity of the Company’s restricted stock awards for the nine months ended March 31, 2016 is presented below:

	Number of	Weighted
	Nonvested	Average
	Restricted	Grant Date
	Share Awards	Fair Value

Nonvested restricted shares outstanding at June 30, 2015	1,500,000	$0.42
Granted	250,000	0.14
Vested	(750,000)	0.33
Forfeited	-	-

Nonvested restricted shares outstanding at March 31, 2016	1,000,000	$0.42

Compensation expense associated with restricted stock for the three months ended March 31, 2016 and 2015 was $52,356 and $51,781, respectively, and $193,219 and $149,014 for the nine months ended March 31, 2016 and 2015, respectively, and was included in general and administrative expenses in the consolidated statements of operations. The total cost of nonvested stock awards which the Company had not yet recognized was $270,411 at March 31, 2016. This amount is expected to be recognized over a period of 1.5 years.

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

NOTE 9 – LOSS PER SHARE

The Company follows ASC 260, “Earnings Per Share”, for share-based payments that are considered to be participating securities within the definition provided by the standard. All share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”).

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
		2015		2015
	2016	(Restated)	2016	(Restated)
	(unaudited)		(unaudited)
Net loss	$(752,360)	$(1,132,669)	$(4,138,967)	$(980,183)

Weighted average common shares outstanding:
Basic and diluted	322,675,999	281,526,245	316,418,240	269,903,313

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

For the three and nine months ended March 31, 2016 and 2015, 35,466,779 and 46,931,832 stock warrants, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

For the three and nine months ended March 31, 2016 and 2015, 64,625,248 and 51,437,748 stock options, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

NOTE 10 – REVENUE

During the three months ended March 31, 2016, the Company recognized $225,000 revenue. The revenue is a result of the Company entering into a funded product development agreement (the “Agreement”) with leading global film manufacturer, Nitto Denko Corporation, in September 2015. The $225,000 represents full payment pursuant to the Agreement and was initially classified as deferred revenue. The Company worked with Nitto Denko Corporation to develop quantum dot material, however the Agreement did not require specific deliverables by the Company. The Agreement did place certain restrictions on the Company’s ability to communicate with a limited number of specifically named businesses during the four month term of the agreement. Management does not believe the restrictions had a material negative affect on the Company’s business prospects.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Agreement with Rice University

On August 20, 2008, Solterra entered into a License Agreement with Rice University, which was amended and restated on September 26, 2011; also on September 26, 2011, QMC entered into a new License Agreement with Rice (collectively the “Rice License Agreements”). On August 21, 2013, QMC and Solterra each entered into amended license agreements with Rice University. QMC and Solterra entered into second amended license agreements with Rice University on March 15 and 24, 2016, respectively.

The Rice License Agreements, as amended, require the payment of certain patent fees to Rice and for QMC and Solterra to meet certain milestones by specific dates. Pursuant to the Solterra Rice License Agreement, as amended, Rice is entitled to receive, during the term, certain royalties of adjusted gross sales (as defined therein) ranging from 2% to 4% for photovoltaic cells and 7.5% of adjusted gross sales for QDs sold in electronic and medical applications. Additionally, minimum royalties payable under the Solterra Rice License Agreement include $100,000 due January 1, 2017, $356,250 due January 1, 2018, $1,453,500 due January 1, 2019, $3,153,600 due January 1, 2020 and each January 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. Pursuant to the QMC Rice License Agreement, as amended, Rice is entitled to receive, during the term, a royalty of 7.5% of adjusted gross sales for QDs sold in electronic and medical applications. Additionally, minimum royalties payable under the QMC Rice License Agreement include $117,000 due January 1, 2017, $292,500 due January 1, 2018, $585,000 due January 1, 2019 and each January 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. The Rice License Agreements and subsequent amendments have been filed on Form 8-K and are incorporated by reference herein.

Agreement with University of Arizona

Solterra entered into an exclusive Patent License Agreement with the University of Arizona (“UA”) in July 2009. Pursuant to UA License Agreement, as amended, Solterra is obligated to pay minimum annual royalties of $50,000 by December 31, 2015, $125,000 by June 30, 2016 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the consumer price index. As of the date of this Form 10-Q, the Company is working with UA to amend the license agreement to extend the due date of the $50,000 minimum royalty payment that was due December 31, 2015. Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. The UA License Agreements and subsequent amendments have been filed on Form 8-K and are incorporated by reference herein.

Agreement with Texas State University

The Company entered into a Service Agreement with Texas State University (“TSU”) by which the Company occupies certain office and lab space at TSU’s STAR Park (Science Technology and Advanced Research) Facility. The agreement is month-to-month and can be terminated with 30-days written notice of either party.

NOTE 12 – INCOME TAX

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

The effective income tax rate for the three and nine months ended March 31, 2016 and 2015 was 0%. The Company’s effective income tax rate differs from the federal statutory rate primarily due to non-deductible expenses and valuation allowances. As a result of stock compensation expense incurred during the nine months ended March 31, 2016, the Company has increased deferred tax assets by approximately $660,000 with a corresponding increase to the valuation allowance.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Nine Months Ended
	March 31,
		2015
	2016	(Restated)
	(unaudited)
Cash paid for interest	$20,055	$7,149

Cash paid for income taxes	$—	$—

The following is supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended
	March 31,
		2015
	2016	(Restated)
	(unaudited)
Conversion of debentures into shares of common stock	$—	$1,475,000

Allocated value of warrants issued with convertible debentures	$—	$551,179

Stock warrants issued for conversion of accrued salaries	$409,667	$—

Prepaid expense paid in shares of common stock	$131,655	$282,500

Financing of prepaid insurance	$20,024	$—

NOTE 14 – TRANSACTIONS WITH AFFILIATED PARTY

During the nine months ended March 31, 2016, the Company’s former CFO surrendered 638,300 shares of common stock and options to purchase an additional 987,500 shares in exchange for the cancellation of indebtedness to the Company aggregating $79,000. As a result of this surrender, the Company recorded a gain of $174,568 which is presented in the consolidated statements of operations as Gain on Settlement.

During the three months ended March 31, 2016, The Company’s current CFO and two of the Company’s directors invested $15,000, $10,000, and $25,000 respectively in the private placement described below in Note 16.

NOTE 15 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current generally accepted accounting principles (GAAP) and replaces it with a principle-based approach for determining revenue recognition. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. Public business entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. Early adoption of this updated guidance is permitted as of the original effective date of December 31, 2016. The Company is in the process of evaluating the impact, if any, of the adoption of this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is in the process of evaluating the impact, if any, of the adoption of this guidance on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This ASU requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. It thus simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is in the process of evaluating the impact, if any, of the adoption of this guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases,which updates guidance on accounting for leases. The update requires that a lessee recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Similar to current guidance, the update continues to differentiate between finance leases and operating leases; however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The standards update is effective for interim and annual periods after December 15, 2018 with early adoption permitted. Entities are required to use a modified retrospective adoption, with certain relief provisions, for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements when adopted. The Company is in the process of evaluating the impact, if any, of the adoption of this guidance on its consolidated financial statements.

NOTE 16 - SUBSEQUENT EVENTS

The Company’s previously announced private placement of up to 2,000 Units raised approximately $1.5 million in net proceeds. Each Unit consists of a $1,000 Unsecured Convertible Promissory Note (each, a “Note”) and a warrant to purchase 4,166 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a purchase price of $0.15 per share (each, a “Warrant”) over a period of five years. The Notes which were issued at face value have a maturity of two years from the date of issuance, bear interest at the rate of 8% per annum (the interest rate was previously reported as 6% on the Form 8-K filed on March 31, 2016) and are convertible into shares of Common Stock at $0.12 per-share, subject to normal and customary adjustments including (a) any subdivisions, combinations and classifications of the Common Stock; or (b) any payment, issuance or distribution by the Company to its stockholders of (i) a stock dividend, (ii) debt securities of the Company, or (iii) assets (other than cash dividends payable out of earnings or surplus in the ordinary course of business). The conversion price also is subject to a full ratchet adjustment upon the Company’s issuance of Common Stock, warrants, or rights to purchase Common Stock or securities convertible into Common Stock for a consideration per share which is less than the then applicable conversion price of the Notes excluding Common Stock and options issued to officers, directors, and employees of the Company, except for the exercise or conversion of existing convertible securities of the Company. The number of Warrants and exercise price is proportionately adjustable for events including subdivisions, combinations or consolidations, reclassifications, exchanges, mergers, and reorganizations.

On April 8, 2016, the Company announced that current Director Daniel Carlson has assumed the role of Chairman, taking over from the Company’s CEO, Stephen A. Squires who remains a Director.

On April 13, 2016, the Company issued 4,250,000 stock options to employees. The stock options have an exercise price of $0.12 and vest annually over three years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains “forward-looking statements” relating to us which represent our current expectations or beliefs, including statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements.

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and those actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended March 31, 2016 have been included.

Business Overview

Quantum Materials Corp. (OTCQB:QTMM) (“QMC”) is a nanotechnology company specializing in the design, development, production and supply of nanomaterials, including quantum dots (“QDs”), tetrapod quantum dots (“TQDs”), and other nanoparticles for a range of applications in televisions, displays and other optoelectronics, photovoltaics, solid state lighting, life sciences, security ink, battery, and sensor sectors of the market. Solterra Renewable Technologies, Inc. (“Solterra”) is a wholly-owned operating subsidiary of QMC that is focused on the photovoltaic (solar cell) market.

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

QDs were first discovered in the early 1980s and the industry has developed to the point where QDs are now being used in an increasing range of applications, including the television and display industries, the light emitting diode (“LED”) lighting (also known as solid-state lighting) industry, and the biomedical industry. LG, Samsung, and other manufacturers have recently launched new televisions using QDs to enhance the picture color quality and power efficiency. A number of major lighting companies are developing product applications using QDs to create a more natural light for LEDs. The biomedical industry is using QDs in diagnostic and therapeutic applications; and applications are being developed to print highly efficient photovoltaic solar cells in mass quantities at a low cost.

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

In 2014, the Company acquired several patents and patent applications in five diverse sets of patent families from Bayer Technology Services GmbH, the global technological backbone and major innovation driver for Bayer AG of Leverkusen, Germany (the “Bayer Patents”). The Bayer Patents acquired provide broad intellectual property protection for advances the Company has achieved in economical high-volume QD manufacturing. In addition, the Bayer Patents cover volume production technology for cadmium-free QDs and nanoparticles; increasing quantum yields; and hybrid organic quantum dot solar cell (“QDSC”) production as well as a surface modification process for increased efficiency of high performance solar cells and printed electronics.

In addition to the Bayer Patents, the Company has a worldwide exclusive license from William Marsh Rice University (“Rice”) to a patented chemical process that permits it to produce high performance TQDs using a lower cost and environmentally friendly solvent for greater manufacturing flexibility.

The Company has developed proprietary equipment that allows it to mass produce consistent quantities of QDs and TQDs in a continuous process at lower capital costs than other existing processes. The Company also has the exclusive license from the University of Arizona to a patented technique for printing LEDs. The Company believes that these intellectual properties and proprietary technologies position the Company to become a leader in the overall nanomaterials and quantum dot industry and a preferred supplier of high performance QDs and TQDs to an expanding range of applications.

Plan of Operation

The Company currently operates from a leased facility, the Wet Lab, in San Marcos, Texas at the STAR Park Technology Center, an extension of Texas State University. This location provides the Company with convenient access to university faculty and specialized laboratory facilities that can support joint research and development efforts with Texas State University. Located approximately 30 miles south of Austin, Texas, this location is also in close proximity to a number of leading companies in the electronics, lighting, solar, and life sciences markets.

The Company has established commercial-scale manufacturing equipment at the Wet Lab and now has the capacity to produce more than two metric tons (2,000kg) per year of quantum dots and other nanomaterials for supply to its customers. Management believes that the production capacity of the Wet Lab is similar to, or greater than its largest competitors’ operating factories which are much larger and required significantly higher capital expenditures. This efficiency is the direct result of the Company’s patented continuous flow process and proprietary manufacturing equipment. While the Company plans to work extensively with its current provider of equipment, the Company owns all rights to the designs and intellectual property resulting from the development project, and could contract with one or more other competent suppliers of equipment, if necessary.

Revenues in the Company’s fiscal 2016 are expected to be modest initially and will likely be dependent upon the Company generating purchase orders from potential customers currently under non-disclosure agreements (“NDAs’) and evaluating the Company’s technology. As part of this strategy, the Company has engaged in discussions with numerous target customers and has signed a number of NDAs and sample supply agreements (“Sample Agreements”) to increase the probability of receiving firm orders from one or more of these entities.

The Company’s marketing strategy is to engage in strategic arrangements with manufacturers, distributors, and others to jointly develop applications using its patented continuous production process. Such joint collaborations will involve the Company working closely with its industry counterparts to optimize the performance of the Company’s materials in each application or device and to use the results from product development and testing to further enhance product specifications. On July 15, 2015 the Company entered into a joint development agreement with an unnamed major display panel manufacturer and on September 11, 2015 the Company entered into a funded product development agreement with a leading global optical film manufacturer, Nitto Denko Corporation; however, the Company has not entered into any formal commercial supply agreements, joint ventures, or licensing agreements.

These collaborations will support the Company’s internal research and development activities which will continue to be a primary part of the Company’s business. The principal revenue streams for the Company are expected to be from (i) sales of quantum dots and other nanomaterials, (ii) royalties from sales of products and components by third parties incorporating the Company’s products, (iii) milestone payments under joint development arrangements with product developers and manufacturers, and (iv) sublicensing fees where the Company engages in sublicensing arrangements for its owned and/or licensed technology.

The Company’s ongoing research and development functions are considered key to maintaining and enhancing its competitive position in the growing nanomaterials and quantum dot market. Nanomaterial and quantum dot technology continues to evolve, with new discoveries and refinements being made on an ongoing basis. The Company intends to be at the forefront of technological development, and intends to focus a significant part of its efforts on this, as it has done historically. Continuing R&D activities at the Wet Lab and the Company’s collaboration with Texas State University, Rice University, University of Arizona, and the numerous other research centers and departments with which the Company has relationships will be important aspects of the Company’s strategy.

Solterra plans to utilize QMC’s patented low-cost, high-volume quantum dot production combined with TQD technology licensed from Rice to commercialize quantum dot solar cells at a cost that is competitive with conventional fossil fuel generation on an unsubsidized basis.

The business of the Company is subject to various types of government regulations, including restrictions on the chemical composition of nanomaterials used in life sciences and other sensitive applications, and regulation of hazardous materials used in or produced by the manufacture or use of QDs. Management believes the patented (owned and licensed) processes and proprietary manufacturing equipment employed allow the Company to comply with current regulations by producing nanomaterials and by using environmentally friendly solvents, which are nevertheless contained and recycled in the production process. However, new regulations or requirements may develop which could adversely affect the Company or its products in the future.

Liquidity and Capital Resources

At March 31, 2016 we had a working capital deficit of $1,281,186, with total current assets and liabilities of $181,131 and $1,462,317, respectively. Included in the liabilities is $294,267 that is owed to our officers, directors and employees for services rendered and accrued through March 31, 2016. Also included in the liabilities is $362,915 of convertible debentures, net of unamortized discount and $170,024 of notes payable that are due within one year. As a result, we have relied on financing through the issuance of common stock and convertible debentures, as well as advances from a director, and shareholder and employees’ wages being partially or fully accrued but not paid with cash.

As of March 31, 2016, we have cash and cash equivalent assets of $8,960 and continue to incur losses in operations. Over the past five years we have relied on sales of common stock and debt instruments to support operations, on various universities performing work and providing U.S. licensing rights under business agreements in which we have at times been in arrears in payments, as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into securities of the Company. Management believes it may be necessary for the Company to rely on external financing to supplement working capital in order to meet the Company’s liquidity needs in the balance of fiscal year 2016 and in fiscal 2017; the success of securing such financing on terms acceptable to the Company cannot be assured. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company. As noted above in Note 16 – Subsequent Events, after the close of the quarter ended March 31, 2016, the Company raised approximately $1.5 million in net proceeds from a private placement of convertible debt.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Nine Months Ended
	March 31,
		2015
	2016	(Restated)
Operating activities	$(1,293,250)	$(1,742,263)
Investing activities	$17,871	$(616,453)
Financing activities	$610,500	$2,258,099

Operating Activities Net cash used in operating activities was $1,293,250 for the nine months ended March 31, 2016 compared to $1,742,263 for the same period of 2015, a decrease of $449,013. The decrease was primarily driven by increases in accounts payable and accrued expenses.

Investing Activities Net cash provided by investing activities was $17,871 for the nine months ended March 31, 2016 compared to net cash used in investing activities of $616,453 for the same period of 2015, a net increase in cash of $634,324. During the nine months ended March 31, 2015, we purchased a second microreactor for $427,232 and certain patents from Bayer AG for $137,743. There were no such major purchases during the nine months ended March 31, 2016.

Financing Activities Net cash provided by financing activities was $610,500 for the nine months ended March 31, 2016 compared to $2,258,099 for the same period of 2015, a decrease of $1,647,599. The decrease is due to fewer sales of common stock and no proceeds from convertible debentures.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes we will be able to meet our obligations and continue our operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to reflect the carrying value and classification of assets and liabilities should we be unable to continue as a going concern. At March 31, 2016, we have not yet achieved profitable operations, have a working capital deficit of $1,281,186 and expect to incur further losses in the development of the business, all of which casts substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue

During the three months ended March 31, 2016 the Company recorded revenue of $225,000 compared to $0 for the three months ended March 31, 2015. The revenue is a result of the Company entering into a funded product development agreement with a leading global optical film manufacturer, Nitto Denko Corporation.

General and administrative expenses

During the three months ended March 31, 2016 the Company incurred $903,795 of general and administrative expenses, an increase of $95,586 from the $808,209 recorded for the three months ended March 31, 2015. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation.

Included in general and administrative expenses for the three months ended March 31, 2016 was compensation of $294,602, legal and audit fees of $100,393, other professional fees of $148,763, travel expense of $31,957, corporate expense of $145,918 and stock-based compensation of $150,672. Included in general and administrative expenses for the three months ended March 31, 2015 was compensation of $316,449, legal and audit fees of $80,029, other professional fees of $192,947, travel expense of $58,991, corporate expense of $90,020 and stock-based compensation of $51,781.

Research and development expenses

During the three months ended March 31, 2016 the Company incurred $19,210 of research and development expenses, an increase of $6,639 from the $12,571 recorded for the three months ended March 31, 2015.

Beneficial conversion feature on convertible debenture

The beneficial conversion expense for the three months ended March 31, 2016 was $0 compared to $197,728 during the three months ended March 31, 2015. During the three months ended March 31, 2016 the Company did not enter into any convertible debenture agreements, whereas in the three months ended March 31, 2015, the company entered into convertible debenture agreements that contained beneficial conversion features. See Note 5.

Interest expense

Interest expense recorded for the three months ended March 31, 2016 was $10,452 compared to $21,838 in the three months ended March 31, 2015.

Interest expense recorded in the three months ended March 31, 2016 is primarily related to the 8% interest associated with the $500,000 convertible debentures issued in January 2015 and the 6% interest associated with the $25,050 convertible debenture issued in September 2014.

According to the provisions of the Convertible Debenture agreements, the Company may elect to issue shares of the Company’s common stock to pay accrued interest on the debentures. In the three months ended March 31, 2016 and 2015, the Company issued zero and 469,042 shares of common stock, respectively, to pay $0 and $18,762 of accrued interest payable, respectively.

Accretion of debt discount

During the three months ended March 31, 2016 the Company recorded $43,903 of accretion of debt discount expense, a decrease of $48,420 from the $92,323 recorded for the three months ended March 31, 2015. The decrease is related to the write-off of the debt discount upon conversion of the February 2014 convertible debentures during the three months ended March 31, 2015.

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015 (Restated)
Statement of Operations Information:
Revenues	$225,000	$-
General and administrative	903,795	808,209
Research and development	19,210	12,571
Beneficial conversion expense	-	197,728
Interest expense, net	10,452	21,838
Accretion of debt discount	43,903	92,323

Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015

Revenue

During the nine months ended March 31, 2016 the Company recorded revenue of $225,000 compared to $0 for the nine months ended March 31, 2015. The revenue is a result of the Company entering into a funded product development agreement with a leading global optical film manufacturer, Nitto Denko Corporation.

General and administrative expenses

During the nine months ended March 31, 2016 the Company incurred $4,212,120 of general and administrative expenses, an increase of $1,661,148 from the $2,550,972 recorded for the nine months ended March 31, 2015. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation of $1,931,878, offset by decreases in compensation of $143,280 and legal and audit fees of $109,551. The increase in stock-based compensation is primarily due to i) the immediate vesting of 10,000,000 stock options held by the CFO due to a revised employment agreement executed during the nine months ended March 31, 2016 and ii) the fair value of stock warrants granted upon conversion of salaries during the nine months ended March 31, 2016.

Included in general and administrative expenses for the nine months ended March 31, 2016 was compensation of $777,394, legal and audit fees of $370,164, other professional fees of $477,884, travel expense of $80,845, corporate expense of $332,177 and stock based compensation of $2,080,892. Included in general and administrative expenses for the nine months ended March 31, 2015 was compensation of $920,674, legal and audit fees of $479,715, other professional fees of $538,586, travel expense of $149,375, corporate expense of $265,239 and stock based compensation of $149,014.

Research and development expenses

During the nine months ended March 31, 2016 the Company incurred $165,265 of research and development expenses, an increase of $105,032 from the $60,233 recorded for the nine months ended March 31, 2015. The primary reason for the increase are costs associated with a sponsored research agreement the Company has in place with Texas State University.

Change in fair value of derivative liabilities

This amount relates to the change in value of the derivative liabilities. The change recorded in the nine months ended March 31, 2015 was a decrease of $1,871,337, decreasing the fair value of embedded conversion feature liability from $1,871,337 at June 30, 2014 to $0 at March 31, 2015. There was no change recorded during the nine months ended March 31, 2016 due to the conversion of the debenture during the year ended June 30, 2015, resulting in the derivative liability being written down to $0.

Gain on settlement

During the nine months ended March 31, 2016, the Company’s former CFO surrendered 638,300 shares of common stock as well as options to purchase an additional 987,500 shares in exchange for the cancellation of indebtedness to the Company aggregating $79,000. As a result of this surrender, the Company recorded a gain on settlement of $174,568.

The gain on settlement of $546,129 recorded during the nine months ended March 31, 2015 relates to the settlement reached with a former employee in December 2014.

Beneficial conversion feature on convertible debenture

The beneficial conversion expense for the nine months ended March 31, 2016 was $0 compared to $428,037 during the nine months ended March 31, 2015. During the nine months ended March 31, 2016 the Company did not enter into any convertible debenture agreements, whereas in the nine months ended March 31, 2015, the company entered into convertible debenture agreements that contained beneficial conversion features. See Note 5.

Interest expense

Interest expense recorded for the nine months ended March 31, 2016 was $32,023 compared to $47,674 in the nine months ended March 31, 2015.

Interest expense recorded in the nine months ended March 31, 2016 is primarily related to the 8% interest associated with the $500,000 convertible debentures issued in January 2015 and the 6% interest associated with the $25,050 convertible debenture issued in September 2014.

According to the provisions of the Convertible Debenture agreements, the Company may elect to issue shares of the Company’s common stock to pay accrued interest on the debentures. In the nine months ended March 31, 2016 and 2015, the Company issued zero and 561,679 shares of common stock, respectively, to pay $0 and $40,568 of accrued interest payable, respectively.

Accretion of debt discount

During the nine months ended March 31, 2016 the Company recorded $129,127 of accretion of debt discount expense, a decrease of $181,606 from the $310,733 recorded for the nine months ended March 31, 2015. The decrease is related to the write-off of debt discounts upon conversion of the February 2014 and September 2014 convertible debentures during the nine months ended March 31, 2015.

The following table sets forth our consolidated results of operations for the periods indicated:

	Nine Months Ended
	March 31,
	2016	2015 (Restated)

Statement of Operations Information:
Revenues	$225,000	$-
General and administrative	4,212,120	2,550,972
Research and development	165,265	60,233
Change in fair value of derivative liabilities	-	(1,871,337)
Gain on settlement	(174,568)	(546,129)
Beneficial conversion expense	-	428,037
Interest expense, net	32,023	47,674
Accretion of debt discount	129,127	310,733

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective at March 31, 2016.

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

Changes in Internal Control over Financial Reporting

During the nine months ended March 31, 2016, management has taken steps to remedy the significant deficiency disclosed in our Form 10-K for the year ended June 30, 2015 which includes risk assessment, internal control, and documenting financial processes. Management will continue a systematic process to document the existing financial processes, risk assessment and internal controls. In addition, the Company recently hired a Director of Compliance to accelerate the process of improving and documenting financial processes. We plan to recruit additional experienced professionals to further augment and upgrade our accounting and finance staff as resources permit.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not subject to any material legal proceedings.

Item 1A. Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From July 1, 2015 to March 31, 2016, we had the following sales of unregistered common stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchases	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion

September 2015	Common Stock Warrants	694,444	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 to $0.10 per share through January 9, 2018
August 2015	Common Stock	1,050,000	Shares issued for warrants exercised; $63,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2015	Common Stock	183,010	Shares issued for warrants in cashless exercise; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2015	Common Stock	250,001	Shares issued for warrants exercised; $15,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2015	Common Stock	2,400,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2015	Common Stock	2,146,629	Shares issued for options in cashless exercise; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2015	Common Stock Options	1,000,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.17 per share through September 22, 2025
October 2015	Common Stock	2,458,333	Shares issued for warrants exercised; $165,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2015	Common Stock	1,999,503	Shares issued for warrants in cashless exercise; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2015	Common Stock	1,000,000	$100,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2015	Common Stock Options	500,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.17 per share through October 14, 2025
October 2015	Common Stock Warrants	7,770,731	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 to $0.06 per share through October 30, 2017
November 2015	Common Stock	1,721,005	Shares issued for warrants in cashless exercise; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2015	Common Stock	100,000	Shares issued for warrants exercised; $5,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2015	Common Stock	100,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2015	Common Stock	250,000	Shares issued as stock-based compensation; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2015	Common Stock Options	2,000,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.17 per share through November 13, 2025
December 2015	Common Stock	1,676,286	Shares issued for warrants exercised; $82,500 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
January 2016	Common Stock	500,000	Shares issued as stock-based compensation; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
January 2016	Common Stock	250,000	Shares issued for warrants exercised; $10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2016	Common Stock	111,111	Shares issued for warrants exercised; $5,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2016	Common Stock	400,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2016	Common Stock Options	2,000,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.14 to $0.15 per share through January 25, 2022
March 2016	Common Stock	333,333	Shares issued for warrants exercised; $15,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
March 2016	Common Stock Warrants	583,333	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 per share through March 11, 2016

From July 1, 2014 to March 31, 2015, we had the following sales of unregistered common stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchases	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion

July 2014	Common Stock	766,667	Shares issued for warrants exercised; $46,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2014	Common Stock	582,034	$119,070 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2014	Common Stock	100,000	Shares issued for warrants exercised; $8,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2014	Common Stock	2,511,811	$355,375 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2014	Common Stock	1,387,500	Shares issued for warrants exercised; $82,625 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2014	Common Stock	52,154	Shares issued in exchange for $12,778 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2014	Common Stock	1,999,333	Shares issued upon conversion of $299,900 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2014	Common Stock Warrant	1,999,333	Warrants issued upon conversion of $299,900 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $0.30 per share through October 31, 2019
October 2014	Common Stock	3,830,077	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2014	Common Stock	208,333	Shares issued for warrants exercised; $10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2014	Common Stock Warrant	500,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.05 per share through May 15, 2016
October 2014	Common Stock Warrant	1,300,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.05 per share through May 15, 2016
October 2014	Common Stock Warrant	115,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.07 per share through May 31, 2016
November 2014	Common Stock	334,000	Shares issued upon conversion of $50,100 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2014	Common Stock Warrant	334,000	Warrants issued upon conversion of $50,100 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $0.30 per share through November 4, 2019
November 2014	Common Stock	366,667	Shares issued for warrants exercised; $23,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2014	Common Stock	40,483	Shares issued in exchange for $9,028 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2014	Common Stock	8,333,333	Shares issued upon conversion of $500,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2014	Common Stock	833,334	Shares issued upon conversion of $125,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2014	Common Stock Warrant	833,334	Warrants issued upon conversion of $125,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $0.30 per share through November 5, 2019
December 2014	Common Stock	283,334	Shares issued for warrants exercised; $21,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2014	Common Stock	591,667	Shares issued for warrants in cashless exercise; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2014	Common Stock Warrant	400,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.10 per share through December 15, 2016
January 2015	Common Stock	666,667	Shares issued upon conversion of $100,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
January 2015	Common Stock Warrant	666,667	Warrants issued upon conversion of $100,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $0.30 per share through January 21, 2017
January 2015	Common Stock	550,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
January 2015	Common Stock	425,000	Shares issued for warrants exercised; $34,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
January 2015	Common Stock	401,096	Shares issued in exchange for $16,044 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
January 2015	Common Stock Warrant	6,250,000	Warrants issued upon closing of $500,000 debenture; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $0.06 per share through January 15, 2017
February 2015	Common Stock	2,416,668	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2015	Common Stock	766,667	Shares issued for warrants exercised; $46,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2015	Common Stock	67,946	Shares issued in exchange for $2,718 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2015	Common Stock	10,000,000	Shares issued upon conversion of $400,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2015	Common Stock Warrant	187,970	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.13 per share through February 6, 2017
March 2015	Common Stock	2,687,970	$125,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
March 2015	Common Stock Warrant	1,250,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 per share through March 6, 2017
March 2015	Common Stock Warrant	1,250,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 per share through March 13, 2017
March 2015	Common Stock	633,334	Shares issued for warrants exercised; $38,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits (items indicated by an (*) are filed herewith)

The following exhibits are all previously filed in connection with our Form 8-K filed November 10, 2008, unless otherwise noted.

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 15, 2008, by and among Quantum Materials Corp., Solterra Renewable Technologies, Inc., the shareholders of Solterra and Greg Chapman, as Indemnitor.

3.1	Articles of Incorporation. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007)

3.2	2010 Amendment to Articles of Incorporation – incorporated by reference to the Form 10K for the fiscal year ended June 30, 2014

3.3	2013 Amendment to Articles of Incorporation – incorporated by reference to the Form 10K for the fiscal year ended June 30, 2014

3.4	By-Laws. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007)

10.1	License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. dated August 20, 2008.

10.2	Letter dated October 2, 2008 from Rice University amending the License Agreement contained in Exhibit 10.1

10.3	Agreement with Arizona State University executed by ASU on October 8, 2008 and executed by Solterra on September 18, 2008.

10.4	Letters dated November 5, 2009 and November 5, 2009 amending Rice University Agreement. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

10.5	License Agreement between The University of Arizona and the issuer dated July 2009. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2009).

10.6	Letter dated December 16, 2010 from Rice University amending the License Agreement contained in Exhibit 10.1 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010.)

10.7	Amendment to Exclusive Patent License Agreement between University of Arizona and Solterra Renewable Technologies (i.e. amendment to exhibit 10.7). (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010 filed on February 14, 2011.)

10.8	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K dated September 19, 2013)

10.9	License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K dated September 19, 2013)

10.10	Second Amendment to Issuer’s Agreement with University of Arizona. (Incorporated by reference to Form 10-K for the fiscal year ended June 30, 2012)

10.11	Employment Agreement – Stephen Squires. (Incorporated by reference to Form 8-K filed January 23, 2013)

10.12	Employment Agreement – David Doderer (Incorporated by reference to Form 8-K filed January 23, 2013)

10.13	Employment Agreement – Craig Lindberg (Incorporated by reference to Form 8-K filed June 17, 2015)

10.14	Agreement with Christopher Benjamin, former officer/director (Incorporated by reference to Form 10-Q for the quarter ended September 30, 2015)

10.15	Amended and Restated Employment Agreement - Stephen Squires (Incorporated by reference to Form 8-K filed December 15, 2015)

10.16	Amended and Restated Employment Agreement - David Doderer (Incorporated by reference to Form 8-K filed December 15, 2015)

10.17	Amended and Restated Employment Agreement - Craig Lindberg (Incorporated by reference to Form 8-K filed December 15, 2015)

10.18	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K filed April 1, 2016)

10.19	Amended License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K filed April 1, 2016)

21.1	Subsidiaries of Registrant listing state of incorporation (Incorporated by reference to Form 10-K for fiscal year ended June 30, 2011)

31(a)	Rule 13a-14(a) Certification – Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification – Principal Financial Officer *

32(a)	Section 1350 Certification – Principal Executive Officer *

32(b)	Section 1350 Certification – Principal Financial Officer *

99.1	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2014 filed on September 29, 2014.)

99.2	2013 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2014 filed on September 29, 2014.)

99.3	2015 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to the Registrant’s Proxy Statement (Form DEF 14A) filed on February 1, 2016.)

101.INS	XBRL Instance Document *

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM MATERIALS CORP.

Date: May 13, 2016	/s/ Stephen Squires
Stephen Squires,
Principal Executive Officer

Date: May 13, 2016	/s/ Craig Lindberg
Craig Lindberg,
Principal Financial Officer

