Form 10-K
period 2016-06-30
QUANTUM MATERIALS CORP.
filed 2016-09-23
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 0-52956

QUANTUM MATERIALS CORP.

(Exact name of Registrant as specified in its charter)

Nevada	20-81955783
(State of jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3055 Hunter Road, San Marcos, Texas	78666
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 817-2675

(Former address of principal executive offices, if changed since last report)	(Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [  ].

Indicate by check mark whether the Registrant has submitted electronically and posted on it’s corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company [X].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

As of December 31, 2015, of the 321,793,887 outstanding shares of common stock, the number of shares held by non-affiliates was approximately 280,971,350 shares with an aggregate market value of approximately $42,146,000 based upon the closing price of $0.15 of our common stock as of the close of business on December 31, 2015.

As of September 19, 2016, the issuer had 325,013,789 shares of common stock, $0.001 par value per share outstanding.

QUANTUM MATERIALS CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2016

FORWARD-LOOKING STATEMENTS

Some of the statements set forth this Form 10-K contain forward-looking statements within the meaning of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy and the trends in our industry are forward-looking statements. The words “believe,” “may,” “could,” “will,” “estimate,” “possible”, “target”, “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “appear,” “forecast,” “future,” “likely,” “probably,” “suggest” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements.

Forward-looking statements reflect only our current expectations. We may not update these forward-looking statements, even though our situation may change in the future. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements due to a number of uncertainties, many of which are unforeseen, including, without limitation:

●	we are a development stage company with no history of profitable operations;

●	we may need additional capital to finance our business;

●	our products may not gain market acceptance;

●	we may not be able to establish distribution relationships and channels and strategic alliances for market penetration and revenue growth;

●	competition within our industry; and

●	the availability of additional capital on terms acceptable to us.

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

PART I

Item 1. Business

Overview

We are a nanotechnology company specializing in the design, development, production and supply of nanomaterials, including quantum dots (“QDs”), tetrapod quantum dots (“TQDs”), and other nanoparticles for a range of applications in televisions, displays and other optoelectronics, photovoltaics, solid state lighting, life sciences, security ink, battery, and sensor sectors of the market. We are currently traded in the over-the-counter marketplace on the OTCQB under the ticker symbol “QTMM.” Our wholly-owned operating subsidiary, Solterra Renewable Technologies, Inc. (“Solterra”), is focused on the photovoltaic (solar cell) market.

QDs are nanoscale semiconductor crystals typically between 10 and 100 atoms in diameter. Approximately 10,000 would fit across the diameter of a human hair. Their small size makes it possible for them to exhibit certain quantum mechanical properties. QDs emit either photons or electrons when excited. In the case of photons, the wavelength (color) of light emitted varies depending on the composition and size of the quantum dot. As such, the photonic emissions can be tuned by the creation of QDs of different types and/or sizes. Their unique properties as highly efficient, next generation semiconductors have led to the use of QDs in a range of electronic and other applications, in the display and lighting industries. QDs also have applications in solar cells, where their characteristics enable conversion of light energy into electricity with the potential for significantly higher efficiencies and lower costs than existing technologies, thereby creating the opportunity for a step change in the solar energy industry through the use of QDs in printed photovoltaic cells.

QDs were first discovered in the early 1980s and the industry has developed to the point where QDs are now being used in an increasing range of applications, including televisions and displays, light emitting diode (“LED”) lighting (also known as solid-state lighting), and in the biomedical industry. LG, Samsung, and other companies, have recently launched new televisions using QDs to enhance the picture color quality and power efficiency. A number of major lighting companies are developing product applications using QDs to create a more natural light for LEDs. The biomedical industry is using QDs in diagnostic and therapeutic applications; and applications are being developed to print highly efficient photovoltaic solar cells in mass quantities at a low cost.

A key challenge for the quantum dot industry has been and may continue to be its ability to scale up production volumes sufficiently to meet growing demand for QDs while maintaining product quality and consistency and reducing the overall costs of supply to stimulate new applications. QDs remain an expensive product, however a number of recent market research reports have forecasted rapid growth of the QD market, including an April 2016 report by Credence Research which states “The quantum dots market is expected to cross US$ 8.0 Bn by 2022, expanding at a CAGR of 51.3% during the forecast period 2015 to 2022.”

History of the Company

QMC was formed in January 2007, as a Nevada corporation under the name “Hague Corporation” and its shares began trading in the over-the-counter market in the first quarter of 2008. The original business of Hague Corporation was the exploitation of mineral interests. Solterra, a Delaware corporation, was formed in May 2008 by Mr. Stephen Squires, our former Chief Executive Officer, and other shareholders to develop quantum dot applications in the solar cell industry. Solterra was acquired by Hague Corporation in November 2008, pursuant to a merger transaction wherein the shareholders of Solterra exchanged their shares of common stock in Solterra for shares of common stock in Hague Corporation, and Solterra became a wholly-owned operating subsidiary of Hague Corporation. Upon the closing of the merger, Hague Corporation changed its business from the exploitation of minerals to the development of QDs, and subsequently changed its name to “Quantum Materials Corp.” in 2010.

Shortly after formation, Solterra began to develop its solar cell business by licensing technology key to its business. In August 2008, Solterra was granted a license, which was later amended, to develop, manufacture and exploit TQDs by William Marsh Rice University (“Rice”) located in Houston, Texas (the “Solterra Rice License”). In September 2011, a new license, which was later amended, was entered into between Rice and QMC (the “QMC Rice License,” and together with the Solterra Rice License, the “Rice Licenses”). The Rice Licenses grant to QMC and Solterra the right to exploit a simplified and cost effective synthesis process for the production of TQDs of high quality and uniformity, which was invented in the Rice laboratory of Dr. Michael Wong, a current member of the Company’s Scientific Advisory Board. Under the Rice Licenses, Solterra and QMC have been granted exclusive rights to develop, manufacture, market and exploit TQDs for photovoltaic applications (in the case of Solterra) and for electronic and medical applications (in the case of QMC).

In October 2008, Solterra also entered into a license agreement with the University of Arizona, which was later amended, (the “UA License”) pursuant to which Solterra has been granted exclusive rights to use the University of Arizona’s patented screen printing techniques in the production and sale of organic light emitting diodes (“OLEDs”) incorporating QDs in printed electronic displays and other printed electronic components. This technology was developed at University of Arizona by Dr. Ghassan Jabbour, a member of the Company’s Scientific Advisory Board.

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

In 2013, the Company opened the Wet Lab in San Marcos, Texas at Star Park, an extension of Texas State University. In 2014, the first piece of manufacturing equipment was delivered to the Wet Lab. The capacity of the initial unit is approximately 250kg of QDs or TQDs per year and is intended to be used for internal research and development purposes although it also can be used for commercial production.

In 2014, the Company acquired a patent portfolio from Bayer AG that included patents and patent applications covering the high volume manufacture of QDs, including heavy metal free compositions, various methods for enhancing quantum dot performance, and a quantum dot based solar cell technology (the “Bayer Patents”).

In 2015, the Company expanded its San Marcos facility and took delivery of a second, larger unit capable of producing approximately 2,000kg of QDs and other nanoparticles per year. This second unit is intended to be used for the Company’s initial commercial production. The Company believes this equipment has positioned the Company to quickly and efficiently scale up mass production of QDs and TQDs for commercial sale, solar panel production, and other applications allowing the Company to readily meet increases in volume demand by simply adding additional equipment units.

The acquired Bayer Patents, the Rice Licenses, the UA License, and our proprietary continuous flow manufacturing process comprise the fundamental asset platform of the Company. The Company believes that the intellectual property and proprietary technologies position the Company to become a leader in the overall nanomaterials and quantum dot industry, and a preferred supplier of high performance QDs and TQDs to an expanding range of applications.

Business Accomplishments

The following outlines the business accomplishments of the Company over the last few years:

●	entered into Technology Development Agreement for design and manufacture of fluid tracking nanoparticles;

●	implemented Quality Management System (QMS) for QD production to establish ISO readiness;

●	hired pioneering scientific and engineering personnel to create world-class technical team;

●	entered into a minority-owned joint venture, Quantum Materials Asia Co., Ltd. with Chinese partner Guanghui Technology Group (“GTG”);

●	entered into a funded product development agreement with leading global optical film manufacturer Nitto Denko Corporation;

●	entered a joint development agreement with an industry-leading display manufacturer;

●	developed and introduced QDX™ Quantum Dots;

●	took delivery and placed into service our second manufacturing unit bringing the Company’s total capacity up to approximately 2,250kg of QDs and other nanoparticles per year;

●	developed and began producing both red and green cadmium-free QDs;

●	implemented high volume production of QDs using patented chemistry and process and proprietary equipment;

●	established and subsequently twice expanded a laboratory facility for research, development and production in Texas and negotiated a collaboration with Texas State University;

●	acquired a foundational patent portfolio from Bayer AG covering high volume production of QDs, including heavy metal free quantum dots, quantum dot enhancement technologies and quantum dot solar cell technologies; and

●	licensed key patents from Rice and UA.

We can provide no assurances that its accomplishments to date will result in the grant of patents for proprietary processes or result in future sales and/or profitable operations. See “Risk Factors” section.

Previously, our principal business emphasis was on the development of TQDs for solar cell applications through Solterra. The solar cell market became increasingly volatile, with prices eroding due to the influx of subsidized products from abroad. Although we intend to complete the development of our QD solar cell technology and attempt to bring a competitive product to market, we have decided not do so in the current environment. Our intent is to wait until we can produce solar cells with sufficiently high conversion efficiency that, when combined with its low cost proprietary manufacturing process, will result in a product capable of producing energy at a competitive cost per watt compared to existing solar cell technology and at a scale that will meet growing market demand for distributed, sustainable energy.

In the meantime, we have experienced a significant increase in interest from potential customers in our materials and technologies for other applications such as televisions, displays, and lighting. Management believes that these markets present the best near term opportunities for our exploitation of QDs on a commercial scale. We will continue to pursue the solar cell market along with other uses for QDs and TQDs, but as indicated above, we have implemented a more balanced approach that addresses the potential demand for high performance TQDs in the other emerging markets. See “Major Market Segments” section below.

Industry Overview

The Product: Quantum Dots and Other Nanomaterials

QDs were first discovered in the early 1980s, by Alexei Ekimov and independently by Louis E. Brus. QDs are semiconductor nanoparticles, typically between 2 and 10 nanometers (a billionth of a meter) in diameter or mean dimension, small enough for the particle to exhibit quantum mechanical properties because its excitons (electrons in a bound state) are confined in all three spatial dimensions.

QDs emit light (fluorescence) or electrons when excited with energy such as light or electricity. Emission or absorption wavelength is directly related to the size of the QD; the smaller the QD, the closer it is to the blue end of the spectrum, and the larger the QD, the closer it is to the red end of the spectrum. This allows the excitation and emission of QDs to be highly tunable. These qualities are driving demand for QDs as a performance and energy efficiency enhancing next generation engineered material and have led to the use of QDs in a range of electronic and other applications including in LED/LCD televisions and displays (“LCDs”), and solid state lighting (“SSL”) where the ability to produce a very narrow frequency of light is highly desirable.

In LCD televisions and displays, for example, before QDs, the “white” LED backlight light color quality was very poor, containing a lot of blue light but far less red and green and many frequencies of light in-between that are not needed at all. Typical LCDs only use red, green, and blue light to create an image. This means displays had to waste a lot of energy on light that gets filtered out in order to generate enough red and green light for a sufficiently bright display. With QDs, LCDs not only save energy by producing only the red and green light needed, they also produce better picture quality by providing a broader array of more vibrant colors because the red and green light is much more pure.

QDs also have applications in solar cells, where their characteristics enable conversion of light energy into electricity, with the potential for significantly higher efficiency than existing technologies. In traditional solar cells, a photon can only be converted into a fixed amount of energy per photon, regardless of the photon’s total energy. Excess energy is converted to heat which further lowers the efficiency of the panel. QD-based solar cells have the potential to significantly exceed this efficiency because QDs are capable of generating multiple electrons per photon strike rather than converting the extra energy of high energy photons to heat as in the case of traditional solar cells. QD solar cells can also convert the infrared portion of the spectrum that is not absorbed by traditional solar cells. These attributes make the theoretical maximum efficiency of QD solar cells 66% which is twice that of traditional silicon solar cells. We believe the use of QDs in solar cells will create the opportunity for a step change in efficiency and performance in printed photovoltaic cells.

A uniquely performing variant of QDs are tetrapod quantum dots (“TQDs”). TQDs have a molecular configuration consisting of a center portion and four arms extending from the center that are equally spaced in three dimensions. TQDs have material advantages over standard spherical QDs particularly in solar panel applications where both absorption of photons and charge transport are enhanced by the legs of the tetrapod which effectively serve as trillions of antenna for light. Their unique architecture and shape also promotes more uniform distances between the dots, which helps to eliminate the problem of aggregation. TQDs are more costly and difficult to produce in quantity using known methods, with the exception of our proprietary chemical process technology licensed exclusively to us under the Rice Licenses.

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

QMC’s automated continuous process: Unlike the more labor-intensive batch processes described above, we use a continuous manufacturing process to produce QDs and TQDs. This patented process and chemistry provides advantages to other methods such as more precise control of process variables which leads to improved quality control. We believe that by using this method yields are higher and manufacturing costs are lower as compared to other methods. We also believe that we are the only company to successfully deploy continuous flow technology in the large-scale manufacturing of highly uniform QDs of both cadmium-based and cadmium-free chemistry.

Raw materials for the commercial production of QD are purchased in bulk from chemical supply companies. Indium, a component of our cadmium-free QD is considered a “rare metal.” Indium is primarily found in South America, Canada, Australia, China and the Commonwealth of Independent States. There is also a mature and efficient indium recycling process. While our management does not believe that a supply disruption of the indium-containing compounds used in the manufacturing of QDs represents a significant risk, no assurances can be given in this regard.

Market for Quantum Dots

A number of recent market research reports have forecasted rapid growth of the QD market including the following:

·	A report by Touch Display research published in January 2015, which states “the quantum dot display and lighting component market will surpass $2 billion by 2016 and reach $10.6 billion by 2025.” IHS writes in their Q2-2015 Quarterly/Technology report “Total shipments of LCDs incorporating quantum dot technology will surge to a staggering 135.2 million units in 2020, up from less than 1 million in 2013.”

·	“Quantum Dots : Market Shares, Strategy, and Forecasts, Worldwide, 2015 to 2021”, published by Wintergreen Research in August 2015 forecasts that “Quantum dot markets at $306 million in 2014 are anticipated to reach $4.6 billion by 2021 as next generation devices, systems, and displays are triggered by quantum dots.” They also note “quantum dots represent the next wave of semiconductor revolution.”

·	An April 2016 report by Credence Research states “The quantum dots market is expected to cross US$ 8.0 Bn by 2022, expanding at a CAGR of 51.3% during the forecast period 2015 to 2022,” and a report published by Transparency Market Research also in April 2014 forecasts that “the market will develop at an exceptional 53.8% CAGR between 2013 and 2023. If the projections hold true, the market could rise from a valuation of US$88.5 mn in 2011 to US$8.2 bn by 2023.”

The biggest growth sectors are forecast to be in TVs, displays, sold-state lighting, and solar cells. Other current and potential applications for QD include batteries, security inks, sensors, lasers, and paints. QDs remain an expensive product, and the high cost has slowed market growth to this point although we believe the recent growth of mass manufacturing is quickly easing the cost constraints.

Notwithstanding the foregoing quantum dot market industry forecasts and any other quantum dot research industry reports referenced in this Form 10-K, no assurance can be given that these market industry forecasts for the utilization and sale of quantum dots will be realized or will result in profitable operations for the Company. See “Risk Factors” section.

Major Market Segments

TVs, Displays, and Other Optoelectronics. This market is comprised principally of quantum dot LCD displays (“QDLCDs”) for televisions, computers, cell phones, tablets and various other applications. In QDLCDs, QDs are used to downconvert some of the blue light from the LED backlight directly to green and red light allowing for the creation of more vibrant colors and energy savings as compared to a traditional LCD TV/display. Unlike OLEDs which are extremely expensive to produce and require massive manufacturing capital expenditures, QD films are a drop-in solution for LCD manufacturers using existing infrastructure allowing for OLED-like color performance at significantly lower cost and investment.

LCD TVs make up the vast majority of new TV shipments, and QDLCDs are forecasted to grow to 135 million units by 2020 according to the IHS Quarterly/Technology Q2-2015 research report. LG, Samsung, AUO, and other OEMs have recently introduced televisions using QDs to enhance the color quality and power efficiency.

Lighting. In the lighting market, companies began to commercialize quantum dot LEDs in 2013 with significant R&D occurring among manufacturers of solid-state lighting. While companies have launched quantum dot LED lamps, the market for quantum dot LED lamps and the other lighting products is still relatively small. We believe QD-based LED lighting will be the best replacement for currently available compact florescent and LED lighting, as QD technology provides greater power efficiency and the ability to tune the light spectrum to emit light that is the most pleasing and/or appropriate for the application. LED lighting is expected to dominate the $100 billion lighting industry over the next five years.

Solar Energy. QDs are capable of producing energy from a broad spectrum of solar and radiant energy, including the ultraviolet and infrared frequencies conventional silicon solar cells generally do not convert to electricity. QD solar cells have conversion potentials of approximately twice that of conventional solar cells, and applications are being developed to “print” highly efficient photovoltaic solar cells in mass quantities at low cost. Management believes that QD solar cells and panels will be the next evolutionary development in the field of solar energy and that commercialization will begin in 2017.

Management also believes that the increased conversion efficiencies will be realized with the use of TQDs resulting from their unique shape and that our low cost proprietary continuous production process and printing technology will permit Solterra to offer solar electricity solutions that can compete on a non-subsidized basis with the price of retail electricity in key markets around the world. We believe that global energy consumption trends that include the need for distributed energy generation (non-grid and especially in developing markets) and the desire for non-fossil fuel generated energy even at increased costs will drive market demand for solar. Management believes this will be especially true if existing generation by nuclear and coal is decommissioned due to age-related, safety, or environmental concerns or global governmental policy.

Anti-counterfeiting. Piracy and counterfeiting cost businesses more than $200 billion annually and account for the loss of more than 750,000 jobs in the US alone. Counterfeit drugs cost the global pharmaceutical industry approximately $18 billion in lost profits annually and according to Interpol, result in as many as one million deaths annually. QDs and other custom nanoparticles added to ink can be used to create unclonable unique “fingerprints” for every package using current printing technology, and these “fingerprints” can be quickly verified with a handheld device or optical in-line screening in manufacturing or handling lines.

Life Sciences. The life sciences industry was one of the early areas of adoption of QD technology, especially for QDs used in fluorescent markers in diagnostic applications. This includes both the in vitro use of QDs for marking (illuminating) particular cell types or metabolic processes for understanding diseases, and in vivo imaging made possible by QD fluorescence in near infrared that can be detected in deep tissues.

The fluorescent qualities of QDs provide an attractive alternative to traditional organic dyes in bio-imaging. It is estimated that QDs are 20 times brighter and 100 times more stable than standard fluorescent indicators.

Other applications. Current and future applications of QDs may impact a broad range of other industrial markets. These potentially include computing and memory, improved thermoelectric components, biohazard detection sensors, diode lasers, bio and chemical hazard detection sensors, and medical imaging. We intend to monitor these uses as they mature from basic research and plan for specific quantum dot compositions as market opportunities develop.

Current Position

In September 2016, we completed a second expansion of its laboratory space at STAR Park, in San Marcos, Texas in preparation for qualification of production runs of quantum dots for display applications. As part of a broader Quality Management System, the Company has delineated production and research work flows to meet client demands as well as to prepare for optimization or customization of QD compositions. The expansion also allows for additional production capacity to meet expected QD demand.

Widespread, rapid adoption of quantum dots by the display or other markets may cause supply pressure that can only be met with significant increases in available production capability. While we believe our current manufacturing capacity of approximately 2 metric tons per year is about the same as our largest competitors, we also have established plans to be able to increase our manufacturing capacity with very short lead times and minimized facilities requirements. This is anticipated to be a key advantage to the Company to meet market demand and drive increased revenue.

The advantages and benefits of our automated production are:

●	large scale production with a compact footprint;

●	less manpower and time needed for cost savings;

●	economies of scale leading to lower costs;

●	high production yield with little post-processing;

●	improved quality control for higher uniformity; and

●	assurance of backup systems for continuous supply.

Sales and Marketing Overview

During the past year, we have made progress in the development of QDs for use in electronic display applications, in particular for LCD TV applications. With a focus on cadmium free QDs, we have been developing technologies aimed at meeting key customer requirements, and we have been shipping samples of products to customers for evaluation and testing.

Our discussions with current and potential new customers in the display industry confirm that the market opportunity is substantial and our business plan is aligned with the customers’ product specification needs. Beyond electronic displays, we see opportunities for applications in oil & natural gas production, solar, life sciences, and anti-counterfeiting sectors. In addition to customers in the electronic components industry, we have recently shipped sample products to a customer in the oil & natural gas industry.

We believe that our advantages in delivery of high quality, high performance QDs and other nanomaterials, its patented continuous production techniques, and its licensed screen printing techniques, make it an attractive supplier to these markets.

Operational Overview

Our operations are located in San Marcos, Texas at the Star Park Technology Center, an extension of Texas State University (“TSU”). This location provides us with space for future expansion and with convenient access to TSU faculty and specialized laboratory facilities and equipment that can support joint research and development efforts with Texas State University. Located 30 miles south of Austin, Texas, the San Marcos facility is also in close proximity to a number of leading companies in the electronics, lighting, solar, and life sciences markets.

We have acquired commercial-scale continuous manufacturing equipment at the San Marcos facility and now have the capacity to produce more than two metric tons (2,000kg) per year of nanomaterials for supply to its customers. Management believes that the production capacity of the San Marcos facility is similar to, or greater than its largest competitors’ factories which are much larger and require significantly larger capital expenditures. This efficiency is the direct result of our patented continuous flow process and proprietary manufacturing knowhow and equipment. While we plan to work extensively with its current provider of equipment, we own all rights to the designs and intellectual property resulting from the development project, and could contract with one or more other competent suppliers of equipment or build the manufacturing equipment in-house, if necessary.

We expect to commence generating revenues from the production of materials at the San Marcos facility in early 2017. Such revenues are expected to be modest at first and will be dependent upon our ability to generate purchase orders from development partners.

Our ongoing research and development functions are considered key to maintaining and enhancing our competitive position in the growing nanomaterials and QD market. Nanomaterials and QD technology continue to evolve, with new discoveries and refinements being made on an ongoing basis. We intend to be at the forefront of technological development, and will focus a significant part of our efforts on this, as it has done historically. Continuing R&D activities at the San Marcos facility and our collaboration with Texas State University, Rice, University of Arizona, and the numerous other research centers and departments with which we have relationships will be important aspects of the Company’s strategy.

Our key assets include patents, proprietary high volume process equipment technology, licenses and other intellectual property rights, its knowhow and the expertise, capabilities, and relationships brought to the Company by its management team. We will continue to build out our intellectual property portfolio and licensing rights.

The Licenses with Rice and University of Arizona include provisions for milestones and milestone payments. To date, such payments have been paid as agreed, waived and/or extended by both Rice and University of Arizona, respectively, illustrating the support each university has given us as we have attempted to advance our business with measured resources. As we move forward, we expect to be able to meet all payment and other obligations under the Licenses, and the Company’s funding strategy takes account of these requirements. Solterra plans to utilize the Company’s patented low-cost, high-volume quantum dot production combined with TQD technology licensed from Rice to commercialize QD solar cells at a fraction of the cost of current silicon based solar cells.

Our business is subject to various types of government regulations, including restrictions on the chemical composition of nanomaterials used in life sciences and other sensitive applications, and regulation of hazardous materials used in or produced by the manufacture or use of QDs. Management believes that the patented (owned and licensed) processes and proprietary manufacturing equipment employed allow us to comply with current regulations. However, new regulations or requirements may develop that could adversely affect us and our products in the future. See “Risk Factors” section.

Management and Personnel

We have traditionally operated with limited resources and infrastructure. As we near commercial manufacturing, we have expanded our scientific and operations staff. As of the date of this Form 10-K, we have 16 employees, including the management team.

Our Board of Directors, Scientific Advisory Board, and management team are comprised of individuals from a range of backgrounds with a strong representation from the business and scientific communities. Our Scientific Advisory Board includes Dr. Michael Wong, the inventor of our licensed TQD dot chemistry and Dr. Ghassan Jabbour, the inventor of our printed electronics technology, Tomio Gotoh, the inventor that led the technology efforts at NEC Japan, and Dr Muniswamy Anandan, inventor, author and former president of the Society for Information Display (SID). Each of these individuals brings significant value to the Company through their connections and relationships with various universities, research institutions, and industry contacts.

As we move into the next stage of our business, the Board of Directors and management team will continue to be strengthened by the recruitment of additional members. With Mr. Peruvemba assuming the role of President and CEO in June 2016, our Board of Directors does not have a majority of independent directors as of the date of this Form 10-K; however we intend to return to a majority of independent directors and are currently in the process of determining the best way to achieve this. Our board includes a member who meets the requirements of the SEC’s “financial expert” definition, and in September 2015, our Board of Directors formed Audit, Compensation, and Nominating and Corporate Governance Committees. Additionally our Board of Directors established a separate Scientific Advisory Board comprised of individuals with strong scientific backgrounds.

Once we commence commercial manufacturing operations, we expect to add additional employees in operating management, sales/marketing, R&D, production, finance and accounting, and business administration from time to time, as necessary, as our business expands and the scale up of production accelerates.

Competition

The commercial nanomaterials industry and more specifically, the quantum dot industry, is relatively young and undeveloped, with a number of small competitors attempting to establish themselves in different segments by employing one or more competitive strategies. Competition among these companies is based on the following factors:

●	Product quality and performance characteristics: Manufacturers who will incorporate QDs in specific applications will carefully consider the quality, characteristics and physical properties of the QDs for efficacy in their targeted applications. This includes but is not necessarily limited to the following factors: the consistency of dots from batch to batch; resistance to degradation of performance characteristics by heat, oxygen, moisture, and luminous flux; brightness of emissions; purity of emissions; effective life spans; volume of dots necessary to produce the intended result; special characteristics such as dual emission capabilities; whether or not the QDs contain cadmium or other heavy metals or other hazardous compounds; the time needed to expand capacity; and the location of capacity relative to the manufacturer or ability to locate capacity nearby.

●	Volume: Before a manufacturer makes the commitment and dedicates capital and marketing resources to incorporate QDs in its end product, it must be confident that the volume of QDs it can obtain from a supplier will be sufficient to meet production needs in the short term and long term, including substantial growth following a successful new product launch. The strategies employed by a quantum dot company to scale production rapidly are critical to its attracting commercial users for its product, regardless of the quality of its QDs.

●	Price: The price at which QDs can be delivered for incorporation in a new product will dictate the rate at which new applications can be developed and supported. High prices have historically restricted the market for QDs to only the highest value uses such as in the life sciences, while the potential for lower prices of supply appears to be opening many new markets.

●	Continuing R&D and Product Improvements: Research and industry relationships are important to ensure a quantum dot company stays on the leading edge of technological development and commercialization. R&D is supported by collaboration with academic institutions or industrial companies. The Company spent $305,703 and $64,460 on research and development in 2016 and 2015 respectively. None of these costs were borne by customers.

We believe we are well positioned in all four areas described above. We believe our QDs, including cadmium/heavy metal-free QDs, meet or exceed our competitors’ current brightness and purity specifications, and our patented continuous manufacturing process allows us to produce large volumes at competitive price points while also giving us the ability to quickly scale up capacity and locate it anywhere in the world it is needed. Lastly, our continuing relationships with universities such as Rice, University of Arizona, and Texas State University, private and public labs and our approach to joint development ventures should enable us to achieve and maintain a leading position in R&D and commercialization of new products.

The Company is subject to other competitive risks of early stage and commercial businesses generally, and of advanced technology businesses in particular, including competing in an environment where other companies may be better financed or have more experience than the Company. See “Risk Factors” section.

Licenses and Intellectual Property

In 2010, we entered into an agreement with a third party provider of industrial process equipment to develop proprietary equipment for continuous production of QDs under which we retained all ownership and rights to the design and any related intellectual property. We have, to date, received two production machines, a 250kg per year capacity unit primarily for internal research and development purposes and sample production, and a larger 2,000kg per year unit for commercial production. We believe the design of this manufacturing equipment will position us to quickly and efficiently scale up mass production of QDs for commercial sale.

While we plan to work extensively with its current provider of equipment, we own all rights to the designs and intellectual property resulting from the development project, and could contract with one or more other competent suppliers of equipment or build the equipment in-house, if necessary.

Bayer Patents

In 2014, we acquired several patents and patent applications in five diverse sets of patent families from Bayer Technology Services GmbH, the global technological backbone and major innovation driver for Bayer AG of Leverkusen, Germany (the “Bayer Patents”). The Bayer Patents provide broad intellectual property protection for advances we have achieved in economical high-volume QD manufacturing. In addition, the Bayer Patents cover volume production technology for heavy metal-free QDs and nanoparticles; increasing quantum yields; heavy metal-free QDs; and hybrid organic quantum dot solar cell (“QDSC”) production as well as a surface modification process for increased efficiency of high performance solar cells and printed electronics.

Agreement with Rice University

On August 20, 2008, Solterra entered into a License Agreement with Rice University (the “Solterra Rice License”) for a certain patent application. In November 2012, Rice was granted US Patent # 8,313,714 titled “Synthesis of uniform nanoparticle shapes with high selectivity” by the United States Patent and Trademark Office (the “Rice Patent”). In August 2013, Solterra entered into an amended License Agreement and QMC entered into a new License Agreement with Rice (“QMC Rice License”, and together with the Solterra Rice License Agreement, the “Rice Licenses”). Pursuant to the Rice License Agreements, QMC and Solterra have obtained the exclusive rights to sublicense (subject to Rice’s consent which shall not be unreasonably withheld), develop, manufacture, market, and exploit the Rice Patent, in the case of Solterra, for the manufacture and sale of photovoltaic cells and photovoltaic applications, and in the case of QMC, for the manufacture and sale of quantum dots for electronic and medical applications (excluding photovoltaic applications).

The Rice License Agreements, as amended, require the payment of certain patent fees to Rice and for QMC and Solterra to meet certain milestones by specific dates. Pursuant to the Solterra Rice License Agreement, as amended, Rice is entitled to receive, during the term, certain royalties of adjusted gross sales (as defined therein) ranging from 2% to 4% for photovoltaic cells and 7.5% of adjusted gross sales for QDs sold in electronic and medical applications. Additionally, minimum royalties payable under the Solterra Rice License Agreement include $100,000 due January 1, 2017, $356,250 due January 1, 2018, $1,453,500 due January 1, 2019, $3,153,600 due January 1, 2020 and each January 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. Pursuant to the QMC Rice License Agreement, as amended, Rice is entitled to receive, during the term, a royalty of 7.5% of adjusted gross sales for QDs sold in electronic and medical applications. Additionally, minimum royalties payable under the QMC Rice License Agreement include $117,000 due January 1, 2017, $292,500 due January 1, 2018, $585,000 due January 1, 2019 and each January 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. The Rice License Agreements and subsequent amendments have been previously filed on Form 8-K and are incorporated by reference herein.

Agreement with University of Arizona

Solterra entered into an exclusive Patent License Agreement with the University of Arizona (“UA”) in July 2009. Pursuant to UA License Agreement, as amended, Solterra is obligated to pay minimum annual royalties of $50,000 by December 31, 2016, $125,000 by June 30, 2017 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the consumer price index. Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. The UA License Agreement and subsequent amendments have been previously filed on Form 8-K and are incorporated by reference herein.

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

Governmental Approvals

Chemical substances manufactured in quantities of 10,000 kilograms or less per year are exempt from full premanufacture notice (“PMN”) review under section 5 of the Toxic Substances Control Act (“TSCA”). Low volume exemption (“LVE”) substances undergo a 30-day review. To date, we have only made small quantities of QDs for research and development. We will file a LVE notice at least 30 days prior to initial commercial manufacture and do not expect any difficulties in receiving an exemption from full PMN review; however no assurances can be given in this regard.

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

There are a number of factors contained in our audited financial statements that raise substantial doubt about our ability to continue as a going concern. Such factors are our failure to attain profitable operations and our dependence upon financing to pay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Our business plans contemplate the sale of QDs for sale in multiple industries. We can provide no assurances that our business opportunities will have the desired end result which is most favorable or beneficial to our business, if at all, or that we will achieve profitable operations.

Our intended business is partially based on rights granted to QMC and Solterra pursuant to the license agreements with William Marsh Rice University (“Rice”).

We have entered into exclusive license agreements, as amended with Rice (collectively, the “Rice Licenses”), to use, develop, manufacture, market and exploit certain inventions, patent applications and issued patents of licensor with respect to the manufacture and sale of photovoltaic cells and the manufacture and sale of QDs for electronic and medical applications. The Rice Licenses require us to be financially solvent, to meet certain milestones, obligations and conditions and to make certain royalty and other payments during the term of the Rice Licenses. Any default under the terms of the Rice Licenses, which if not cured or waived by Rice, could result in the loss of the Rice Licenses and the right to manufacture and sell certain products. While Rice has in the past waived certain milestone dates and extended certain payment dates, there is no assurance that we will meet the new milestones or payment requirements or that Rice will agree to waive any future requirements. While we own patents acquired from Bayer AG pertaining to the high volume production of QDs, our management believes that the loss of the Rice Licenses could have a material adverse effect on our future opportunities.

One of our intended businesses, to print electronic components is dependent on our patent license agreement with University of Arizona (“UA”).

Solterra entered into an exclusive patent license agreement, as amended, with UA (the “UA License”). Pursuant to the UA License, Solterra has an exclusive license to market, sell and distribute licensed products within the field of use which is defined as organic light emitting diodes in printed electronic displays and other printed electronic components. Solterra has the right to grant sublicenses with respect to the licensed product and the license method (as defined therein). Pursuant to the UA License, we are obligated to pay minimum annual royalties. While UA has in the past waived certain milestone dates and extended certain payment dates, there is no assurance that we will meet the new milestones or payment requirements or that UA will agree to waive any future requirements. Termination of the UA License with UA could materially adversely affect our future opportunities.

The market for QDs is expected to grow significantly over the next several years.

The market for the sale of QDs is expected to grow significantly over the next several years. No assurances can be given that the quantum dots industry will grow as forecasted, that the potential applications described under “Item 1” will develop as discussed or that we will be able to capitalize on the growth and developments that do occur.

Our production method is expected to enable us to scale production more readily thereby reducing the production costs of QDs.

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

We have entered into a number of non-disclosures agreements (“NDAs”) and material transfer agreements with several product manufacturers as well as others. No assurances can be given that sales, joint venture agreements and/or license agreements will result from these agreements.

In the past several years, we have entered into a number of NDAs and material transfer agreements with a several product manufacturers in different industries as well as universities and independent research laboratories. In most cases, the NDAs with manufacturers are for exploring joint development of specific products or applications. No assurances can be given that the non-disclosure agreements and sample supply agreements entered into by us as described above will result in sales of our products.

Our ongoing research and development functions are considered key to maintaining and enhancing our competitive position in the growing quantum dot market.

Quantum dot technology continues to evolve, with new discoveries and refinements being made on an ongoing basis. We intend to be at the forefront of technological development, and will focus a significant part of its efforts on this, as it has done historically. Continuing R&D activities at the San Marcos facility will be an important aspect of our strategy, as will our collaboration with Rice, UA, Texas State University and the numerous research centers and departments with which we have relationships. No assurances can be given that we will be able to successfully maintain and enhance our competitive position in the growing quantum dot market.

Our future success is dependent upon our licenses and intellectual property rights and know-how and protecting these rights.

Our key assets include our patents, licenses and intellectual property rights, know-how and the expertise, capabilities and relationships brought to us by our management team. We will continue to develop our intellectual property portfolio and licensing rights, and we currently have two patents pending related to the continuous flow production of QDs. No assurances can be given that we will be successful in building out our portfolio of owned and licenses intellectual property and in protecting these rights.

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

We have traditionally operated with limited resources and infrastructure. We have a total of 16 employees, including our management team. Our Board of Directors, Scientific Advisory Board and management team are comprised of individuals from a range of backgrounds, with a strong representation from the business and scientific community. Our Scientific Advisory Board includes Dr. Michael Wong, the inventor of our TQD dot chemistry, Tomio Gatoh inventor of the NEC TK-80 microcomputer, Dr Munisamy Anandan, former president of SID, and Dr. Ghassan Jabbour, the inventor of our printed electronics technology. Each of these individuals brings significant value to the Company through his connections and relationships with Rice, UA and various other university, research and industry contacts.

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

In the future, we may seek to establish large scale production facilities. Our ability to complete the planning, construction and equipping of large scale manufacturing facilities is subject to significant risk and uncertainty, including:

●	we will need to raise additional capital in order to finance the costs of constructing and equipping of large scale manufacturing facilities, which we may be unable to do so on reasonable terms or at all, and which could be dilutive to our existing stockholders;

●	the build-out of any facilities will be subject to the risks inherent in the development of a manufacturing facility, including risks of delays and cost overruns as a result of a number of factors, many of which may be out of our control, such as delays in government approvals, burdensome permit conditions and delays in the delivery of manufacturing equipment from numerous suppliers;

●	we may be required to depend on third parties or strategic partnerships that we establish in the development and operation of additional production capacity, which may subject us to risks that such third parties do not fulfill their obligations to us under our arrangements with them; and

●	we may be required to obtain licenses, permits or authorizations from regulatory authorities, the failure of which to obtain, could delay or prevent the construction or opening of large scale manufacturing facilities.

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

We expect to expand our business in order to satisfy demand for our QDs and obtain market share. To manage the development and expansion of our operations, we will be required to improve our operational and financial systems, procedures and controls and to expand, train and manage a larger employee base. Our management will also be required to maintain and expand our relationships with customers, distribution partners, suppliers and other third parties and to attract new customers, distribution partners and suppliers. In addition, our current and planned operations, personnel, systems and internal procedures and controls might be inadequate to support our future growth. If we cannot manage our growth effectively, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, and our business and results of operations could be harmed.

Our products may not gain market acceptance, which would prevent us from achieving increased revenues and market share.

The development of a successful market for our products may be adversely affected by a number of factors, many of which are beyond our control, including:

●	our failure to produce products that compete favorably against other products on the basis of cost, quality and performance;

●	whether or not customers will accept our new technology; and

●	our failure to develop and maintain successful relationships with distributors, project developers and other resellers, as well as strategic partners.

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

We face risks associated with the marketing, distribution and sale of our products and if we are unable to effectively manage these risks, it could impair our ability to develop and expand our business.

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

Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the competitive position of our technology and our products relative to our competitors. We can provide no assurance that we will be able to establish new strategic relationships in the future. In addition, strategic alliances that we may establish, will subject us to a number of risks, including risks associated with sharing proprietary information and loss of control of operations that are material to our business and profit-sharing arrangements. Moreover, strategic alliances may be expensive to implement, require us to issue additional shares of our common stock and subject us to the risk that the third party will not perform its obligations pursuant to the arrangement, which may subject us to losses over which we have no control or expensive termination arrangements. As a result, our business may be adversely affected by a number of factors that are outside of our control.

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

Our ability to compete effectively against competing technologies will depend, in part, on our ability to protect our current and future licensed and other proprietary technology, product designs and manufacturing processes by obtaining, maintaining, and enforcing our intellectual property rights through a combination of licenses, patents, copyrights, trademarks, and trade secrets and also through unfair competition laws. We may not be able to obtain, maintain or enforce adequately our intellectual property and may need to defend our products against infringement or misappropriation claims, either of which could result in the loss of our competitive advantage in our marketplace and materially harm our business and profitability. The risks we face in protecting our intellectual property and in developing, manufacturing, marketing and selling our products include:

●	possible loss of our exclusive licenses with Rice and UA;

●	we may choose not to file patent applications for or not to maintain issued patents for certain innovations that later turn out to be important, or we may choose not to obtain foreign patent protection at all or to obtain patent protection in only some of the foreign countries, which later turn out to be important markets for us;

●	the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as laws in the United States, and we may encounter difficulties in protecting and defending our rights in such foreign jurisdictions;

●	third parties may design around our licensed technologies, and there is no assurance that any licensed patents and other intellectual property rights will be sufficient to deter infringement or misappropriation of our intellectual property rights by others;

●	third parties may seek to challenge or invalidate any owned or licensed patents, which can result in a narrowing of or invalidating our patents or licensed patents, or rendering such rights unenforceable;

●

we may have to participate in interference, cancellation, or opposition proceedings before the United States Patent and Trademark Office, or before foreign patent and trademark offices, with respect to our patents, licensed patents, patent applications, trademarks or trademark applications or those of others, and these actions may result in substantial costs to us as well as a diversion of management attention;

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

●

the contractual provisions on which we rely to protect our trade secrets and proprietary information, such as our confidentiality agreements and NDAs with our employees, consultants and other third parties, may be breached, and our trade secrets and proprietary information may be disclosed to competitors, strategic partners or the public, and others may independently develop technology equivalent to our trade secrets and proprietary information.

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

If a successful claim were brought against us and we are found to infringe a third party’s intellectual property right, we could be required to pay substantial damages, including treble damages if it is determined that we have willfully infringed such rights, or be enjoined from using the technology deemed to be infringing such third party’s intellectual property rights or from using, making or selling products deemed to be infringing such third party’s intellectual property rights. If we have supplied infringing products or technology to third parties, we may be obligated to indemnify those third parties for damages they may be required to pay to the patent holder and for any losses they may sustain as a result of the infringement. In addition, we may need to attempt to license the intellectual property right from such third party or spend time and money to design around or avoid the intellectual property. Any such license may not be available on reasonable terms, or at all. Regardless of the outcome, litigation can be very costly and can divert management’s efforts. An adverse determination may subject us to significant liabilities and/or disrupt our business.

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

Our means of protecting our proprietary rights may not be adequate, and our competitors may:

●	independently develop substantially equivalent proprietary information, products and techniques;

●	otherwise gain access to our proprietary information; or

●	design around our intellectual property.

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

We have entered into license agreements for technologies and intellectual property rights, including QDs. Our Rice License, which currently permits us to grant sublicenses, is subject to other terms and conditions which may limit our ability to use the licensed intellectual property under certain circumstances. For example, our tetrapod quantum dot license may terminate if we materially breach the Rice License or if we abandon the construction of a manufacturing facility to exploit the licensed technology. We may need to enter into additional license agreements in the future for other technologies or intellectual property rights of third parties. Such licenses, however, may not be available to us on commercially reasonable terms or at all.

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

We intend to sell our products to product manufacturers, domestic and international distributors, and other resellers. Most of our distribution partners will have a geographic or applications focus. We expect to collaborate closely with a number of manufacturers and distributors, both domestically and internationally. We are actively working to recruit our distribution partners by very careful selection of a few accounts and channel partners. We intend to selectively pursue additional strategic relationships with other companies worldwide for the joint marketing, distribution and manufacturing of our products. These resellers are expected to range from large, multinational corporations to small, development-stage companies, each chosen for their particular expertise. We believe that these relationships will enable us to leverage the marketing, manufacturing and distribution capabilities of other companies, explore opportunities for additional product development and more easily enter new geographic markets in a cost effective manner, attract new distribution partners and develop new applications for our products. Our sales, marketing and distribution plans may substantially rely on the efforts and abilities of third parties and such plans may not be successful. Moreover, we face risks associated with the marketing, distribution and sale of our products internationally.

Our ability to use NOL carryforwards to offset future taxable income for U.S. federal income tax purposes may be subject to limitation

Under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years).

Risks Related to Our Common Stock

We are subject to the reporting requirements of the federal securities laws, which can be expensive.

We are a public reporting company in the United States and therefore, we are subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports and other information with the SEC will cause our expenses to be higher than they would be if we were a privately-held company.

The issuance or sale of equity, convertible or exchangeable securities in the market, or the perception of such future sales or issuances, could lead to a decline in the price, if any, of our common stock.

Any issuance of equity, convertible or exchangeable securities, including for the purposes of expansion of our business, may have a dilutive effect on our existing stockholders. In addition, the perceived risk associated with the possible issuance of a large number of shares or convertible securities exchangeable into a large number of shares of our common stock could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. Subsequent sales of our common stock in the open market or the private placement of our common stock or convertible securities exchangeable into our common stock could also have an adverse effect on the market price, if any, of our shares. If our stock price declines, it may be more difficult for us to or we may be unable to raise additional capital.

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

Our operating results will be subject to quarterly fluctuations which could lead to uncertainty in the marketplace.

Our revenue and earnings may fluctuate significantly from quarter to quarter in the future due to a variety of factors, including, without limitation:

●	the size and timing of orders and shipments of our products;

●	the rate and cost at which we are able to expand our manufacturing capacity to meet product demand, including the rate and cost at which we are able to implement advances in our quantum dot technologies;

●	our ability to establish and expand key distribution partners;

●	our ability and the terms upon which we are able to raise capital sufficient to finance the expansion of our manufacturing capacity and our sales and marketing efforts;

●	our ability to establish strategic relationships with third parties to accelerate our growth plans;

●	the amount and timing of expenses associated with our research and development programs and our ability to develop enhancements to our manufacturing processes and our products;

●	developments in the competitive environment, including the introduction of improved products or technological advancements by our competitors;

●	industry adoption of quantum dot technology or other new competing technologies;

●	the timing of adding the personnel necessary to execute our growth plan; and

●	the cost of raw materials

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

THE FOREGOING RISK FACTORS DO NOT PURPORT TO BE A COMPLETE EXPLANATION OF THE RISKS INHERENT IN AN INVESTMENT IN THE COMPANY.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

In June 2013, we opened a Wet Lab facility and principal executive office in San Marcos, Texas for research and development and the production of QDs and other nanomaterials. The facility where the Company is located is owned by Texas State University. In June 2015, the Company moved into a larger lab space in the same facility. As of June 30, 2016, our monthly rent for the San Marcos facility and office was $4,066.

We recently increased our laboratory and office space at the San Marcos facility and as of the date of this Form 10-K, our monthly rent is $9,075.

Item 3. Legal Proceedings

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades in the over-the-counter marketplace on the OTCQB under the symbol “QTMM.” The OTCQB marketplace offers trading for securities of smaller reporting companies like us that are reporting to the Securities and Exchange Commission. The OTCQB marketplace has effectively replaced the FINRA operated OTC Bulletin Board (OTCBB) as the primary market for SEC reporting securities that trade off exchanges.

As of June 30, 2016, there were 324,563,789 shares of common stock outstanding and 198 stockholders of record according to our transfer agent. The foregoing number of stockholders does not include approximately 660 additional beneficial stockholders held in street name as of January 13, 2016.

The following table sets forth the high and low closing prices for our common stock during the most recent two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
September 30, 2014	$0.42	$0.19
December 31, 2014	$0.24	$0.12
March 31, 2015	$0.24	$0.14
June 30, 2015	$0.19	$0.14
September 30, 2015	$0.20	$0.15
December 31, 2015	$0.16	$0.13
March 31, 2016	$0.15	$0.10
June 30, 2016	$0.17	$0.09

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

Issuer Sales of Unregistered Securities

From July 1, 2015 to June 30, 2016, we had the following sales of unregistered common stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchases	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion

September 2015	Common Stock Warrants	694,444	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 to $0.10 per share through January 9, 2018
August 2015	Common Stock	1,050,000	Shares issued for warrants exercised; $63,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2015	Common Stock	183,010	Shares issued for warrants in cashless exercise; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2015	Common Stock	250,001	Shares issued for warrants exercised; $15,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2015	Common Stock	2,400,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2015	Common Stock	2,146,629	Shares issued for options in cashless exercise; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2015	Common Stock Options	1,000,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.17 per share through September 22, 2025
October 2015	Common Stock	2,458,333	Shares issued for warrants exercised; $165,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2015	Common Stock	1,999,503	Shares issued for warrants in cashless exercise; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2015	Common Stock	1,000,000	$100,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2015	Common Stock Options	500,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.17 per share through October 14, 2025
October 2015	Common Stock Warrants	7,770,731	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 to $0.06 per share through October 30, 2017
November 2015	Common Stock	1,721,005	Shares issued for warrants in cashless exercise; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2015	Common Stock	100,000	Shares issued for warrants exercised; $5,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2015	Common Stock	100,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2015	Common Stock	250,000	Shares issued as stock-based compensation; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2015	Common Stock Options	2,000,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.17 per share through November 13, 2025
December 2015	Common Stock	1,676,286	Shares issued for warrants exercised; $82,500 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
January 2016	Common Stock	500,000	Shares issued as stock-based compensation; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
January 2016	Common Stock	250,000	Shares issued for warrants exercised; $10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2016	Common Stock	111,111	Shares issued for warrants exercised; $5,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2016	Common Stock	400,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2016	Common Stock Options	2,000,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.14 to $0.15 per share through January 25, 2022
March 2016	Common Stock	333,333	Shares issued for warrants exercised; $15,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
March 2016	Common Stock Warrants	583,333	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 per share through March 11, 2016
April 2016	Common Stock Options	4,250,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.12 per share through April 13, 2026
April 2016	Common Stock Options	500,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.12 per share through April 26, 2026
April 2016	Common Stock Warrants	5,665,860	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 to $0.15 per share through April 26, 2021
May 2016	Common Stock	675,458	Shares issued for warrants in cashless exercise; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
May 2016	Common Stock	500,000	Shares issued for warrants exercised; $25,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
May 2016	Common Stock Warrants	2,525,195	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.11 to $0.15 per share through May 19, 2021
June 2016	Common Stock Options	6,000,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.13 per share through June 30, 2026
June 2016	Common Stock Warrants	333,280	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.15 per share through June 1, 2021

From July 1, 2014 to June 30, 2015, we had the following sales of unregistered common stock.

			Consideration Received
			and Description of Underwriting or Other
			Discounts to Market		If Option, Warrant or
			Price or Convertible		Convertible Security,
		Number	Security Afforded to	Exemption from	Terms of Exercise or
Date of Sale	Title of Security	Sold	Purchases	Registration Claimed	Conversion

July 2014	Common Stock	766,667	Shares issued for warrants exercised; $46,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2014	Common Stock	582,034	$119,070 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2014	Common Stock	100,000	Shares issued for warrants exercised; $8,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2014	Common Stock	2,511,811	$355,375 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2014	Common Stock	1,387,500	Shares issued for warrants exercised; $82,625 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2014	Common Stock	52,154	Shares issued in exchange for $12,778 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2014	Common Stock	1,999,333	Shares issued upon conversion of $299,900 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2014	Common Stock Warrant	1,999,333	Warrants issued upon conversion of $299,900 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $0.30 per share through October 31, 2019
October 2014	Common Stock	3,830,077	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2014	Common Stock	208,333	Shares issued for warrants exercised; $10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2014	Common Stock Warrant	500,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.05 per share through May 15, 2016
October 2014	Common Stock Warrant	1,300,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.05 per share through May 15, 2016
October 2014	Common Stock Warrant	115,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.07 per share through May 31, 2016
November 2014	Common Stock	334,000	Shares issued upon conversion of $50,100 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2014	Common Stock Warrant	334,000	Warrants issued upon conversion of $50,100 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $0.30 per share through November 4, 2019
November 2014	Common Stock	366,667	Shares issued for warrants exercised; $23,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable

			Consideration Received and Description of
			Underwriting or Other Discounts to		If Option, Warrant or
			Market Price or		Convertible Security,
		Number	Convertible Security	Exemption from	Terms of Exercise
Date of Sale	Title of Security	Sold	Afforded to Purchases	Registration Claimed	or Conversion
November 2014	Common Stock	40,483	Shares issued in exchange for $9,028 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2014	Common Stock	8,333,333	Shares issued upon conversion of $500,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2014	Common Stock	833,334	Shares issued upon conversion of $125,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2014	Common Stock Warrant	833,334	Warrants issued upon conversion of $125,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $0.30 per share through November 5, 2019
December 2014	Common Stock	283,334	Shares issued for warrants exercised; $21,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2014	Common Stock	591,667	Shares issued for warrants in cashless exercise; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2014	Common Stock Warrant	400,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.10 per share through December 15, 2016
January 2015	Common Stock	666,667	Shares issued upon conversion of $100,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
January 2015	Common Stock Warrant	666,667	Warrants issued upon conversion of $100,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $0.30 per share through January 21, 2017
January 2015	Common Stock	550,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
January 2015	Common Stock	425,000	Shares issued for warrants exercised; $34,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
January 2015	Common Stock	401,096	Shares issued in exchange for $16,044 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
January 2015	Common Stock Warrant	6,250,000	Warrants issued upon closing of $500,000 debenture; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $0.06 per share through January 15, 2017

			Consideration Received and Description of
			Underwriting or Other Discounts		If Option, Warrant or
			to Market Price or		Convertible Security,
		Number	Convertible Security	Exemption from	Terms of Exercise
Date of Sale	Title of Security	Sold	Afforded to Purchases	Registration Claimed	or Conversion
February 2015	Common Stock	2,416,668	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2015	Common Stock	766,667	Shares issued for warrants exercised; $46,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2015	Common Stock	67,946	Shares issued in exchange for $2,718 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2015	Common Stock	10,000,000	Shares issued upon conversion of $400,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2015	Common Stock Warrant	187,970	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.13 per share through February 6, 2017
March 2015	Common Stock	2,687,970	$125,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
March 2015	Common Stock Warrant	1,250,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 per share through March 6, 2017
March 2015	Common Stock Warrant	1,250,000	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 per share through March 13, 2017
March 2015	Common Stock	633,334	Shares issued for warrants exercised; $38,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
April 2015	Common Stock	2,250,000	Shares issued upon conversion of $250,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
April 2015	Common Stock Warrant	333,333	Warrants issued upon conversion of $50,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $0.30 per share through April 25, 2017
April 2015	Common Stock Warrant	416,667	Warrants issued upon conversion of $50,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $0.24 per share through April 25, 2017
April 2015	Common Stock	5,300,000	$530,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
April 2015	Common Stock	3,206,721	Shares issued for warrants exercised; $174,080 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
May 2015	Common Stock	4,000,000	$400,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
May 2015	Common Stock	362,500	Shares issued for warrants exercised; $23,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
June 2015	Common Stock	131,579	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable

			Consideration Received and Description of
			Underwriting or Other Discounts		If Option, Warrant or
			to Market Price or		Convertible Security,
		Number	Convertible Security	Exemption from	Terms of Exercise
Date of Sale	Title of Security	Sold	Afforded to Purchases	Registration Claimed	or Conversion
June 2015	Common Stock	200,000	Shares issued for warrants exercised; $12,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
June 2015	Common Stock Option	14,300,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.10 per share through April 2, 2020
June 2015	Common Stock Option	2,000,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.10 per share through May 4, 2020
June 2015	Common Stock Warrant	5,000,000	Warrants issued for services; no commissions paid	Section 4(2); and/or Rule 506	Warrants exercisable at $0.07 per share through June 15, 2018
June 2015	Common Stock Warrant	555,555	Warrants issued in connection with subscription agreement	Section 4(2); and/or Rule 506	Warrants exercisable at $0.18 per share through September 11, 2016

Repurchase of Securities

In the year ended June 30, 2016, there were no purchases by the Company of its common stock. The Company cancelled 638,300 shares that were surrendered by a former employee. See Note 17.

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

Business Overview

We are a nanotechnology company specializing in the design, development, production and supply of nanomaterials, including quantum dots (“QDs”), tetrapod quantum dots (“TQDs”), and other nanoparticles for a range of applications in televisions, displays and other optoelectronics, photovoltaics, solid state lighting, life sciences, security ink, battery, and sensor sectors of the market. We are currently trading in the over-the-counter marketplace on the OTCQB under the ticker symbol “QTMM.” Our wholly-owned subsidiary, Solterra Renewable Technologies, Inc. (“Solterra”) is a wholly-owned operating subsidiary of QMC that is focused on the photovoltaic (solar cell) market.

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

A key challenge for the quantum dot industry has been and may continue to be its ability to scale up production volumes sufficiently to meet growing demand for QDs while maintaining product quality and consistency and reducing the overall costs of supply to stimulate new applications. QDs remain an expensive product, however a number of recent market research reports have forecasted rapid growth of the QD market, including an April 2016 report by Credence Research which states “The quantum dots market is expected to cross US$ 8.0 Bn by 2022, expanding at a CAGR of 51.3% during the forecast period 2015 to 2022,” and a report published by Transparency Market Research, also in April 2014, which forecasts that “the market will develop at an exceptional 53.8% CAGR between 2013 and 2023. If the projections hold true, the market could rise from a valuation of US$88.5 mn in 2011 to US$8.2 bn by 2023.”

In 2014, we acquired several patents and patent applications in five diverse sets of patent families from Bayer Technology Services GmbH, the global technological backbone and major innovation driver for Bayer AG of Leverkusen, Germany (the “Bayer Patents”). The Bayer Patents acquired provide broad intellectual property protection for advances we have achieved in economical high-volume QD manufacturing. In addition, the Bayer Patents cover volume production technology for cadmium-free QDs and nanoparticles; increasing quantum yields; and hybrid organic quantum dot solar cell (“QDSC”) production as well as a surface modification process for increased efficiency of high performance solar cells and printed electronics.

In addition to the Bayer Patents, we have a worldwide exclusive license from William Marsh Rice University (“Rice”) to a patented chemical process that permits it to produce high performance TQDs using a lower cost and environmentally friendly solvent for greater manufacturing flexibility.

We have developed proprietary equipment that allows it to mass produce consistent quantities of QDs and TQDs in a continuous process at lower capital costs than other existing processes. We also have the exclusive license from the University of Arizona (“UA”) to a patented technique for printing LEDs. We believe that these intellectual properties and proprietary technologies position us to become a leader in the overall nanomaterials and quantum dot industry and a preferred supplier of high performance QDs and TQDs to an expanding range of applications.

Plan of Operation

We currently operate from a leased facility in San Marcos, Texas at the STAR Park Technology Center, an extension of Texas State University (the “San Marcos Facility”). This location provides us with convenient access to university faculty and specialized laboratory facilities that can support joint research and development efforts with Texas State University. Located approximately 30 miles south of Austin, Texas, this location is also in close proximity to a number of leading companies in the electronics, lighting, solar, and life sciences markets.

The Company has established commercial-scale manufacturing equipment at the San Marcos facility and now has the capacity to produce more than two metric tons (2,000kg) per year of quantum dots and other nanomaterials for supply to its customers. Management believes that the production capacity of the San Marcos facility is similar to, or greater than its largest competitors’ operating factories which are much larger and required significantly higher capital expenditures. This efficiency is the direct result of our patented continuous flow process and proprietary manufacturing knowhow and equipment. While we plan to work extensively with its current provider of equipment, we own all rights to the designs and intellectual property resulting from the development project, and could contract with one or more other competent suppliers of equipment, if necessary.

We expect to commence generating revenues from the production of materials at the San Marcos facility in early 2017. Such revenues are expected to be modest at first and will be dependent upon our ability to generate purchase orders from development partners.

Our marketing strategy is to engage in strategic arrangements with manufacturers, distributors, and others to jointly develop applications using its patented continuous production process. Such joint collaborations will involve us working closely with its industry counterparts to optimize the performance of our materials in each application or device and to use the results from product development and testing to further enhance product specifications. On July 15, 2015 we entered into a joint development agreement with an unnamed major display panel manufacturer and on September 11, 2015 we entered into a funded product development agreement with a leading global optical film manufacturer, Nitto Denko Corporation. In June 2016 we entered into a development agreement with an unnamed company in the oil and natural gas sector to produce novel technology for use in that industry. To date, we have not entered into any formal commercial supply agreements, joint ventures, or licensing agreements.

These collaborations will support our internal research and development activities which will continue to be a primary part our business. Our principal revenue streams are expected to come from (i) sales of quantum dots and other nanomaterials, (ii) royalties from sales of products and components by third parties incorporating the Company’s products, (iii) milestone payments under joint development arrangements with product developers and manufacturers, and (iv) sublicensing fees where we engage in sublicensing arrangements for its owned and/or licensed technology.

Our ongoing research and development functions are considered key to maintaining and enhancing its competitive position in the growing nanomaterials and quantum dot market. Nanomaterial and quantum dot technology continues to evolve, with new discoveries and refinements being made on an ongoing basis. We intend to be at the forefront of technological development, and intend to focus a significant part of our efforts on this, as we have done historically. Continuing R&D activities at the San Marcos facility and our collaboration with Texas State University, Rice, UA, and the numerous other research centers and departments with which we have relationships will be important aspects of our strategy.

Solterra plans to utilize QMC’s patented low-cost, high-volume quantum dot production combined with TQD technology licensed from Rice to commercialize quantum dot solar cells at a cost that is competitive with conventional fossil fuel generation on an unsubsidized basis.

Our business is subject to various types of government regulations, including restrictions on the chemical composition of nanomaterials used in life sciences and other sensitive applications, and regulation of hazardous materials used in or produced by the manufacture or use of QDs. Management believes the patented (owned and licensed) processes and proprietary manufacturing equipment employed allow us to comply with current regulations. However, new regulations or requirements may develop which could adversely affect the Company or its products in the future. See “Risk Factors” section.

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

Revenue Recognition: The Company recognizes revenue from the sale of products and services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”

The Company recognizes revenue when product has been delivered and risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the fee is fixed or determinable. The assessment of whether the fee is fixed or determinable considers whether a significant portion of the fee is due after normal payment terms. If it is determined that the fee is not fixed or determinable, the Company recognizes revenue at the time the fee becomes due, provided that all other revenue recognition criteria have been met. Sales arrangements may contain customer-specific acceptance requirements for both products and services. In such cases, revenue is deferred at the time of delivery of the product or service and is recognized upon receipt of customer acceptance.

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

Accounts Receivable: Trade accounts receivables are recorded in accordance with terms and amounts specified in the related contracts on an ongoing basis. Management of the Company continually monitors accounts receivable for collectability issues. The Company evaluates the collectability of accounts receivable on a specific account basis using a combination of factors, including the age of the outstanding balances, evaluation of the customer’s financial condition, and discussions with relevant Company personnel and with the customers directly.

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

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line basis over the estimated useful lives of the various classes of assets as follows:

Furniture and fixtures	7 years
Computers and software	3 years
Machinery and equipment	3 - 10 years

Licenses and Patents: Licenses and patents are stated at cost. Amortization is computed on the straight-line basis over the estimated useful life of five years.

Asset Impairment: In accordance with Accounting Standards Codification (ASC) 360-10-35 “Impairment or Disposal of Long-Lived Assets”, the Company evaluates the recoverability of property and equipment if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value. There were no impairment charges in the consolidated statements of operations during the years ended June 30, 2016 and 2015.

Debt Issuance Costs: The costs related to the issuance of debt are presented on the consolidated balance sheets as a direct deduction from the related debt and amortized to interest expense using the effective interest method over the maturity period of the related debt.

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

Liquidity and Capital Resources

As of June 30, 2016 we had a working capital deficit of $895,349, with total current assets and liabilities of $377,920 and $1,273,269, respectively. Included in the liabilities are $238,182 that is owed to our officers, directors and employees for services rendered and accrued through June 30, 2016 and $407,702 of convertible debentures, net of unamortized discount and $10,093 of notes payable that are due within one year. As a result, we have relied on financing through the issuance of common stock and convertible debentures.

As of June 30, 2016, we have cash and cash equivalent assets of $266,985 and continue to incur losses in operations. Over the past five years we have primarily relied on sales of common stock and debt instruments to support operations as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into securities of the Company. Management believes it may be necessary for the Company to rely on external financing to supplement working capital in order to meet the Company’s liquidity needs in fiscal year 2017 and 2018; the success of securing such financing on terms acceptable to the Company cannot be assured. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Year Ended June 30,
	2016	2015

Operating activities	$(2,380,022)	$(2,277,697)
Investing activities	$(19,832)	$(660,831)
Financing activities	$1,993,000	$3,491,866

Operating Activities. Net cash used in operating activities was $2,380,022 for the year ended June 30, 2016 compared to $2,277,697 for the same period of 2015, an increase of $102,325. The increase was primarily driven by increases in research and development expenses.

Investing Activities. Net cash used in investing activities was $19,832 for the year ended June 30, 2016 compared to $660,831 for the same period of 2015, a decrease of $640,999. During the year ended June 30, 2015, we purchased a second microreactor and certain patents from Bayer AG. There were no such major purchases during the year ended June 30, 2016.

Financing Activities. Net cash provided by financing activities was $1,993,000 for the year ended June 30, 2016 compared to $3,491,866 for the same period of 2015, a decrease of $1,498,866. The decrease is due to fewer sales of common stock and fewer issuances of convertible debentures during the year ended June 30, 2016.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes we will be able to meet our obligations and continue our operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to reflect the carrying value and classification of assets and liabilities should we be unable to continue as a going concern. As of June 30, 2016, we had not yet achieved profitable operations, had a working capital deficit of $895,349 and expect to incur further losses in the development of the business, all of which casts substantial doubt about our ability to continue as a going concern.

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

Results of Operations - Year Ended June 30, 2016 Compared to Year Ended June 30, 2015

Balance Sheets

Cash and Cash Equivalents

As of June 30, 2016, the Company’s consolidated balance sheet included cash and cash equivalents of $266,985 compared to $673,839 at June 30, 2015, representing a decrease of $406,854. In the fourth quarter of the year ended June 30, 2016, $1,565,000 was raised through the issuance of convertible debentures.

The Company has been in a development stage since inception. As a result, the Company has relied on financing through the issuance of common stock and convertible debentures.

Property and Equipment

Property and equipment decreased $1,365 during the year ended June 30, 2016. During the year ended June 30, 2016 there were additions to property and equipment, but these were offset by periodic depreciation and resulted in the decrease.

Licenses and Patents

Licenses and patents decreased $38,549 during the year ended June 30, 2016. The decrease is a result of periodic amortization booked during the year ended June 30, 2016.

Accounts Payable, Accrued Expenses and Accrued Salaries

The balance at June 30, 2016 was $855,474 compared to $941,824 at June 30, 2015. The balance at June 30, 2016 is comprised of accrued liabilities to employees for unpaid wages of $238,182, legal fees of $475,384 and other miscellaneous accruals of $141,908. The balance at June 30, 2015 is comprised of accrued liabilities to employees for unpaid wages of $577,027, legal fees of $311,601 and other miscellaneous accruals of $53,196.

Notes Payable

During the year ended June 30, 2016, to finance an insurance premium, we issued a negotiable promissory note at an interest rate of 4.87% per annum. The note is due on November 11, 2016.

Convertible Debentures

During the year ended June 30, 2016, we entered into the following convertible debenture agreement (see Note 6):

April - June 2016 Convertible Debentures

During the fourth quarter of the year ended June 30, 2016, the Company sold 1,565 Units for total proceeds of $1,565,000 from three affiliated and fourteen non-affiliated parties. Each Unit consists of a $1,000 Unsecured Convertible Promissory Note (each, a “Note”) and a warrant to purchase 4,166 shares of the Company’s common stock, par value $0.001 per share at a purchase price of $0.15 per share (each, a “Warrant”) over a period of five years. The Notes which were issued at face value have a maturity of two years from the date of issuance, bear interest at the rate of 8% per annum and are convertible into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share, subject to normal and customary adjustments including (a) any subdivisions, combinations and classifications of the common stock; or (b) any payment, issuance or distribution by the Company to its stockholders of (i) a stock dividend, (ii) debt securities of the Company, or (iii) assets (other than cash dividends payable out of earnings or surplus in the ordinary course of business). The conversion price also is subject to a full ratchet adjustment upon the Company’s issuance of common stock, warrants, or rights to purchase common stock or securities convertible into common stock for a consideration per share which is less than the then applicable conversion price of the Notes excluding common stock and options issued to officers, directors, and employees of the Company, except for the exercise or conversion of existing convertible securities of the Company. In evaluating the accounting treatment of this anti-dilution feature, the Company believes that is has control over whether or not the anti-dilution feature will be exercised. The Company is able to decide on which type of financing is raised, and thus the Company can prevent the issuance of shares at a price below the anti-dilution strike price. The number of Warrants and exercise price is proportionately adjustable for events including subdivisions, combinations or consolidations, reclassifications, exchanges, mergers, and reorganizations.

Debenture Conversions

There were no convertible debenture conversions during the year ended June 30, 2016. The following convertible debenture conversions occurred during the year ended June 30, 2015:

In November 2014, holders of $500,000 principal associated with the convertible debenture issued in November 2008 converted the principal into 8,333,333 shares of the Company’s common stock at the conversion price of $0.06 per share.

In February 2015, holders of $400,000 principal associated with the convertible debenture issued in February 2014 converted the principal into 10,000,000 shares of the Company’s common stock at the conversion price of $0.04 per share.

In the period October — December 2014, holders of $475,000 principal associated with the convertible debenture issued in September 2014 converted the principal into 3,166,667 shares of the Company’s common stock at the conversion price of $0.15 per share.

In January 2015, holders of $100,000 principal associated with the convertible debenture issued in November 2014 converted the principal into 666,667 shares of the Company’s common stock at the conversion price of $0.15 per share.

In April 2015, holders of $50,000 principal associated with the convertible debenture issued in November 2014 converted the principal into 333,333 shares of the Company’s common stock at the conversion price of $0.15 per share.

In April 2015, holders of $50,000 principal associated with the convertible debenture issued in November 2014 converted the principal into 416,667 shares of the Company’s common stock at the conversion price of $0.12 per share.

In May 2015, holders of $150,000 principal associated with the convertible debenture issued in November 2014 converted the principal into 1,500,000 shares of the Company’s common stock at the conversion price of $0.10 per share.

Statements of Operations

Revenues

During the year ended June 30, 2016, we recognized revenue of $240,835 compared to $0 for the year ended June 30, 2015. Of this amount, $225,000 is a result of the Company entering into a funded product development agreement with a leading global film manufacturer, Nitto Denko Corporation.

General and Administrative Expenses

During the year ended June 30, 2016 the Company incurred $5,392,596 of general and administrative expenses, an increase of $1,952,915 from the $3,439,681 recorded for the year ended June 30, 2015. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation of $2,095,751, offset by a decrease in legal and audit fees of $208,432. The increase in stock-based compensation is primarily due to i) the immediate vesting of 10,000,000 stock options held by Mr. Lindberg, the Chief Financial Officer due to a revised employment agreement executed during the year ended June 30, 2016 and ii) the fair value of stock warrants granted upon conversion of salaries during the year ended June 30, 2016.

General and administrative expenses for the year ended June 30, 2016 included compensation of $1,128,188, legal and audit of $634,778, other professional fees of $571,907, travel expense of $124,119, corporate expense of $482,504 and stock based compensation of $2,326,024. General and administrative expenses for the year ended June 30, 2015 included compensation of $1,071,199, legal and audit of $843,210, other professional fees of $689,466, travel expense of $213,355, corporate expense of $315,266 and stock based compensation of $230,273.

Research and Development Expenses

During the year ended June 30, 2016 the Company incurred $305,703 of research and development expenses, an increase of $241,243 from the $64,460 recorded for the year ended June 30, 2015. The primary reasons for the increase are i) costs associated with a sponsored research agreement the Company has in place with Texas State University and ii) expenditures for lab equipment and consumables in the San Marcos facility.

Change in Fair Value of Derivative Liabilities

This amount relates to the change in value of the derivative liabilities. The change recorded in the year ended June 30, 2015 was a decrease of $1,871,337, decreasing the fair value of embedded conversion feature liability from $1,871,337 as of June 30, 2014 to $0 as of June 30, 2015. There was no change recorded during the year ended June 30, 2016 due to the conversion of the debenture during the year ended June 30, 2015, resulting in the derivative liability being written down to $0.

Gain on Settlement

During the year ended June 30, 2016, the Company’s former Chief Financial Officer, Chris Benjamin surrendered 638,300 shares of common stock as well as options to purchase an additional 987,500 shares in exchange for the cancellation of indebtedness to the Company aggregating $79,000. As a result of this surrender, the Company recorded a gain on settlement of $174,568.

The gain on settlement of $546,129 recorded during the year ended June 30, 2015 relates to the settlement reached with a former employee in December 2014. See Note 16.

Beneficial Conversion Feature on Convertible Debenture

The beneficial conversion expense for the year ended June 30, 2016 was $513,941 compared to $488,037 during the year ended June 30, 2015, an increase of $25,904. During the years ended June 30, 2016 and 2015, the Company entered into convertible debenture agreements that contained beneficial conversion features. See Note 6.

Interest Expense

Interest expense for the year ended June 30, 2016 was $83,764 compared to $66,647 during the year ended June 30, 2015.

Interest expense recorded during the year ended June 30, 2016 is related to the 8% interest associated with the $500,000 convertible debentures issued in January 2015, the 6% interest associated with the $25,050 convertible debenture issued in September 2014 and the 8% interest and amortization of debt issuance costs associated with the $1,565,000 convertible debentures issued during the fourth quarter of 2016.

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

According to the provisions of the Convertible Debenture agreements, the Company may elect to issue shares of the Company’s common stock to pay accrued interest on the debentures. In the years ended June 30, 2016 and 2015, the Company issued zero and 561,679 shares of common stock, respectively, to pay $0 and $40,568 of accrued interest payable, respectively.

Accretion of Debt Discount

During the year ended June 30, 2016 the Company recorded $225,349 of accretion of debt discount expense, a decrease of $135,301 from the $360,650 recorded for the year ended June 30, 2015. The decrease is related to the write-off of debt discounts upon conversion of the February 2014 and September 2014 convertible debentures during the year ended June 30, 2015.

Results of Operations

The following table sets forth our consolidated results of operations for the periods indicated:

	Year Ended June 30,
	2016	2015
Statement of Operations Information:

Revenues	$240,835	$-
General and administrative	5,392,596	3,439,681
Research and development	305,703	64,460
Change in fair value of derivative liabilities	-	(1,871,337)
Gain on settlement	(174,568)	(546,129)
Beneficial conversion expense	513,941	488,037
Interest expense, net	83,764	66,647
Accretion of debt discount	225,349	360,650

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

Item 8. Financial Statements and Supplementary Data

Our Annual Consolidated Financial Statements, Notes to Consolidated Financial Statements and the report of Weaver and Tidwell, L.L.P. (“Weaver”), our independent registered public accounting firm, with respect thereto, referred to in the Table of Contents to Consolidated Financial Statements, appear beginning on page F-1 of this document and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Scope of the Evaluation

The Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) conducted an evaluation of the Company’s disclosure controls and internal controls which included a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-Q and annual reports on Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure controls and internal controls, and to make modifications if and as necessary.

Conclusions

Based upon the evaluation as of June 30, 2016, the CEO and CFO concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective in giving us reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Controls over Financial Reporting

The Management of Quantum Materials Corp. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and, (iii) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016 based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with our Board of Directors. Based on this assessment, management determined that, as of June 30, 2016, the Company maintained effective internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.

Changes in Internal Controls over Financial Reporting

In the fiscal year ended June 30, 2015, we recognized a significant deficiency primarily related to insufficient documentation of financial processes, risk assessment, and internal controls. To remedy the significant deficiency, during the fiscal quarter ended June 30, 2015, the Company hired a full-time Chief Financial Officer and Corporate Controller who is a licensed CPA, substantially reducing the need to rely on the expertise and knowledge of external financial advisors.

During the fiscal year ended June 30, 2016, the Company hired a full-time Director of Compliance and engaged in a process of risk assessment, internal control enhancements, and documenting financial processes. In addition, the Company formed a majority-independent board including a board member who meets the requirements of the SEC’s “financial expert” definition. With Mr. Peruvemba assuming the role of President and CEO in June 2016, our Board of Directors does not have a majority of independent directors as of the date of this Form 10-K; however, the Company intends to return the Board of Directors to a majority of independent directors and, we are currently in the process of determining the best way to achieve this. Our Board of Directors also formed an Audit Committee, consisting solely of independent directors, which holds regular meetings that include our independent auditors.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as such attestation is not required by smaller reporting companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names, ages and principal occupations of the Company’s present executive officers and directors are listed below.

Name	Age	Position with the Company (1)
Sriram Peruvemba	51	Chief Executive Officer, Director
Craig Lindberg	46	Chief Financial Officer
David Doderer	47	Vice President-Research and Development, Director
Daniel Carlson (2)	49	Chairman of the Board
Ray Martin (2)	58	Director

(1)	Our by-laws provide for directors to be elected at the annual meeting of stockholders and hold office until the following annual meeting. Our last annual meeting of stockholders was held on February 17, 2016 at which time five persons were re-elected as directors. There is currently a vacancy on the Board of Directors as a result of the resignation of Stephen Squires effective June 30, 2016.

(2)	Independent directors.

The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Officers serve at the pleasure of the Board of Directors and may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time.

Officer and Director Backgrounds

The following is a brief summary of the background of each director and executive officer of our company:

Sriram Peruvemba, President and Chief Executive Officer, Director. Effective October 14, 2015, Sriram Peruvemba joined the Board of Directors of the Company and effective June 30, 2016, Mr. Peruvemba became Chief Executive Officer of the Company. Mr. Peruvemba is the CEO of Marketer International, a marketing services firm, a position he has held since July 2014. Since August 2014, he has also served as head of marketing for the Society for Information Display (SID). Prior to that, Mr. Peruvemba held the positions of Chief Marketing Officer at Cambrios Technologies from April 2013 through July 2014 and Chief Marketing Officer at E Ink Corporation from December 2009 through April 2013. With over 25 years of experience in the technology industry, Mr. Peruvemba has been an influential advocate in the advancement of electronic display technology. He is an acknowledged expert on electronic displays, touch screens, and related technologies and consults, writes and presents on those subjects, globally. Mr. Peruvemba has also held senior level positions at Sharp Corp, TFS Inc., Planar Systems and Suntronic Technology. He has BSEE and MBA degrees and a post-graduate diploma in management.

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

David Doderer, Vice President - Research and Development. Mr. Doderer has over 20 years of research and development experience in emerging technologies including aerospace, biotech, and nano and quantum materials. He joined the Company in 2008. From 2006 to 2008, he managed Hudler Titan LLC, a technology consulting company, specializing in advanced nanofiber filtration for gaseous streams; experimental design and predictive modeling; and a clean energy/ clean air/ clean water initiative through aggregation of retail level contributions in alternative energy based carbon offset programs. From 2002 to 2005, he served as principal investigator for USGN, a company engaged in the business of defense, safety and security solutions, where he contributed to numerous patents/patents pending and proprietary processes. Mr. Doderer’s experience in engineering, research and development in emerging technologies, his contributions to the filings of numerous patents and proprietary processes, and commercial planning provides invaluable experience to our Board.

Daniel Carlson, Chairman of the Board. Daniel Carlson joined the Board on September 14, 2015 and he became Chairman of the Board on April 26, 2016, as a non-executive officer. Management believes that Mr. Carlson is a suitable person to serve as an independent director as he is a finance executive with a track record in financing and managing companies from inception through public listing, with a particular strength in relationship and business development. More specifically, since 2008, Mr. Carlson is a founding partner and Chief Financial Officer of LIFE Power & Fuels LLC and its affiliated entities. At LIFE Power & Fuels LLC, he co-developed strategy of holding companies, managed initial and secondary financings, and he was responsible for all investor communications and maintained all books and records. From February 2012 through July 2015, Mr. Carlson was Chief Financial Officer and Corporate Secretary of American Sands Energy Corp., a LIFE portfolio company. At American Sands Energy Corp., he structured and assisted in closing financings and built financial models, designed corporate website, created all marketing documents and participated in investor roadshows. Mr. Carlson was also Co-founder, Director (head of compensation committee), Treasurer, Corporate Secretary and Chief Financial Officer of Colombia Energy Resources, a LIFE portfolio company. He also served as Managing Director of Terranova Capital Partners, a LIFE Affiliated Company.

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

Corporate Governance

Our business, property and affairs are managed by, or under the direction of, our Board, in accordance with the General Corporation Law of the State of Nevada and our bylaws. Members of the Board of Directors are kept informed of our business through discussions with the Chief Executive Officer and other key members of management, by reviewing materials provided to them by management.

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

In evaluating nominations to the Board, our Board also looks for certain personal attributes, such as integrity, ability and willingness to apply sound and independent business judgment, comprehensive understanding of a director’s role in corporate governance, availability for meetings and consultation on Company matters, and the willingness to assume and carry out fiduciary responsibilities. Qualified candidates for membership on the Board will be considered without regard to race, color, religion, sex, ancestry, national origin or disability. See “Nominating and Corporate Governance Committee” section.

Risk Oversight

The full Board has oversight of and will prioritize the following risks:

●	Risks and exposures associated with corporate governance, and management and director succession planning, strategic, financial and execution risks and other current matters that may present material risk to our operations, plans, prospects or reputation.

●	Risks and exposures associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, financial policies, investment guidelines and credit and liquidity matters.

●	Risks and exposures associated with leadership assessment, and compensation programs and arrangements, including incentive plans.

Board Leadership Structure

The Chairman of the Board presides at all meetings of the Board according to our bylaws. The Chairman is required to be appointed on an annual basis by at least a majority vote of the remaining directors. Currently, the office of Chairman of the Board and Chief Executive Officer, are held separately by different persons. The Company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer.

Key Employee

Stephen Squires, Managing Director of Solterra. Mr. Squires has over 25 years of experience in turnarounds, startups, business development, mergers and acquisitions and strategic planning. Mr. Squires is skilled at identifying emerging technologies and driving commercialization/global market introduction to position companies for growth. He has served as the Company’s President, CEO and Chairman from 2008 to June 30, 2016 and he is currently serving as a General Manager of Solterra. Prior to QMC, from 2001 to 2008, Mr. Squires’ principal occupation was consulting and advising in the areas of advanced materials, nanotechnology, applications engineering, strategic international marketing with emphasis on middle east and commercialization of emerging technologies for Orasi LLC. From 1983 to 2001, Mr. Squires, as founder, served as President and Chief Executive Officer of Aviation Composite Technologies, Inc., a company whose principal business was the engineering, design, manufacture and refurbishment of advanced composite aero structures (“Aviation Composite”). Under Mr. Squires’ leadership, Aviation Composite grew from zero to over 200 employees and operated a 100,000 square foot state of the art facility. Aviation Composite was merged with USDR Aerospace in 2001. From 1977 to 1983, he worked at McDonnell Douglas Corporation, a company engaged in the business of building advanced tactical fighter aircraft and space vehicles, developing and adapting advanced materials for combat aircraft applications.

Scientific Advisory Board

In July 2014, the Company announced the formation of the Scientific Advisory Board chaired by Dr. Ghassan Jabbour, the Company’s Chief Science Officer and member of the Company’s Board of Directors. Also appointed to the Scientific Advisory Board were Dr. Michael Wong of Rice University and former member of our Board of Directors, and Mr. Tomio Gotoh, a pioneer of the personal computer in Japan, and Dr. Munisamy Anandan.

Dr. Ghassan Jabbour. Mr. Jabbour is a Fellow SPIE and Fellow EOS and chairs our Advisory Board. Mr. Jabbour was formerly our Chief Science Officer and former director of our Company/ Dr. Jabbour is also the Center Director and Lead Professor of Advanced Manufacturing, Renewable Energy Center, University of Nevada Reno, a position he has held since February 2013. Prior to that, he served as Founding Director of the Solar and Alternative Energy Science and Engineering Research Center and also AlRawabi Endowed Research Chair at KAUST (King Abdullah University of Science and Technology) in Saudi Arabia from December 2009 to January 2013. Prior to this, Dr. Jabbour was the Director of Flexible and Organic Electronics Development at the Flexible Display Center (FDC) since 2006 and a Professor of Chemical and Materials Engineering at Arizona State University since 2006. He is also the Technical Advisory Board Leader on Optoelectronic Materials, Devices and Encapsulation at FDC. He has been selected to the Asahi Shimbun 100 New Leaders of the USA and received the Presidential Award for Excellence from the Hariri Foundation in 1997. Dr. Jabbour’s research experience encompasses flexible-roll-to-roll-electronics and displays, smart textile, moisture and oxygen barrier technology, transparent conductors, organic light emitting devices, organic and hybrid photovoltaics, organic memory storage, organic thin film transistors, combinatorial discovery of materials, nano and macro printed devices, micro and nanofabrication, biosensors, and quantum simulations of electronic materials. Dr. Jabbour attended Northern Arizona University, the Massachusetts Institute of Technology (MIT), and the University of Arizona. Dr. Jabbour is an SPIE fellow. Prof. Jabbour has authored and co-authored over 700 publications, invited talks, and conference proceedings. He is the editor of several books and symposia proceedings involving organic photonics and electronics, and nanotechnology. Professor Jabbour is the guest editor of the MRS Bulletin issue on “Organic Photovoltaics”. He is the Chair and/or Co-Chair of over 50 conferences related to photonic and electronic properties of materials and their applications in displays and lighting, hybrid photosensitive materials, and hybrid integration of semiconducting and nanotechnology. Dr. Jabbour has scientific and technical experience with the Company’s technology and proposed products. Much of our technology development was accomplished on site by Dr. Jabbour while the Company was residing at Arizona State University Research Park, but such work was relocated to better accommodate the logistic requirements of our Chief Science Officer, Professor Ghassan Jabbour, who is working at Kaust University in Saudi Arabia.

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

His accomplishments include:

●	Smithsonian Magazine “37 Under 36” Young Innovator Award (2007)

●	3M Non-tenured Faculty Award (2006, 2007)

●	GOLD 2006 Conference Best Presentation Award, for “best new idea in gold catalysis” (2006)

●	AIChE South Texas Section Best Applied Paper Award (2006)

●	AIChE Nanoscale Science and Engineering Forum Young Investigator Award (2006)

●	MIT Technology Review’s TR35 Young Innovator Award (2006)

●	Hershel M. Rich Invention Award (2006)

●	National Academy of Engineering Indo-America Frontiers of Engineering Symposium, Invited Speaker (2006)

●	Smalley/Curl Innovation Award (2005)

●	National Academies Keck Futures Initiative (NAKFI) Symposium, Invited Participant (2004)

●	Oak Ridge Associated Universities Ralph E. Powe Junior Faculty Enhancement Award (2003)

●	National Academy of Engineering Japan-America Frontiers of Engineering (JAFOE)

●	Symposium, Invited Participant (2002)

●	Rice Quantum Institute (RQI), Fellow (2002)

●	Robert P. Goldberg Grand Prize, MIT $50K Entrepreneurship Competition (2001)

●	Union Carbide Innovation Recognition Award (2000)

●	MIT Chemical Engineering Edward W. Merrill Outstanding Teaching Assistant Award (1997)

●	Faculty advisor for Phi Lambda Upsilon, chemical sciences honorary society (2003 - present)

Dr. Michael S. Wong joined the Department of Chemical Engineering in 2001, and received a joint appointment in the Department of Chemistry in 2002. Before coming to Rice University, he did post-doctoral research with Dr. Galen D. Stucky of the Department of Chemistry and Biochemistry at University of California, Santa Barbara. Mr. Wong’s educational background includes a B.S. in Chemical Engineering from Caltech, an M.S. in Chemical Engineering Practice (“Practice School”) from MIT, and a Ph.D. in Chemical Engineering from MIT (under the supervision of Dr. Jackie Y. Ying, “Supramolecular Templating of Mesoporous Zirconia-Based Nanocomposite Catalysts”). With the underlying theme of designing and engineering novel materials for catalytic and encapsulation applications, his research interests lie in the areas of nanostructured materials (e.g. nanoporous materials, nanoparticle-based hollow spheres, and quantum dots), heterogeneous catalysis, and bioengineering applications. He is particularly interested in developing new chemical approaches to assembling nanoparticles into functional macrostructures. Dr. Wong, as a Professor at William Marsh Rice University, the licensor of our quantum dots technology, is 100% familiar with our licensing rights with Rice and the capabilities of this technology. His scientific experience was invaluable as a member of the Board of Directors from 2008 through 2014 at which time he elected to resign from the Board and to join the Company’s Scientific Advisory Board.

Tomio Gotoh is a consultant for Diverse Technologies in Japan. Mr. Gotoh is a principal inventor of the NEC TK-80, the first Japanese microcomputer in 1976. He led numerous product launches that made Nippon Electric Company (“NEC”) the Japanese personal computer industry leader. As NEC’s visionary pioneer, Mr. Gotoh contributed significantly during the dawn of the personal computer era.

Dr. Munisamy Anandan is a Managing Member of Organic Lighting Technologies LLC, Austin, Texas. He has 40 years of experience in various flat panel display technologies namely, LCD, plasma, OLED, FED and LCD backlight. He held senior level positions in various companies including Bell Communications Research, Matsushita Electric works and eMagin Corporation. Dr. Anandan is the past president of the Society for Information Display. For the past 12 years he has specialized in LED backlight, for LCDs for various applications including TV, and LED/OLED lighting. He has delivered several keynote addresses, seminars and invited talks at various international conferences around the world, on LED backlight, LED lighting and OLED lighting. He has issued patents on quantum dot and quantum rod based novel pixelated backlight for LCDs, employed in multiplicity of applications and has received several awards that include R&D 100 Award, in recognition of his work. He is Senior Member of IEEE and SID. Dr. Anandan has recently completed writing one part of a book on ‘Quantum dots and rods and their application to LED backlight for LCD’.

Committees; Independent Directors

During the fiscal year ended June 30, 2015, we did not have any standing audit, nominating or compensation committees, or committees performing similar functions. On September 22, 2015, the Board of Directors formed an Audit Committee, a Nominating and Corporate Governance Committee, and an Executive Compensation Committee. Charters for each of these three committees were adopted as of that date and are available on our website at www.qmcdots.com. Currently, the members of each committee consist of our two independent directors, namely, Ray Martin and Daniel F. Carlson. Mr. Sriram Peruvemba was a member of the Audit Committee until he became the Company’s Chief Executive Officer on June 30, 2016. Under the National Association of Securities Dealers Automated Quotations (“NASDAQ”) definition, an “independent director” means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $120,000 during the current or past three fiscal years; (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of such company has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of the company’s outside auditor.

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

Audit Committee

Daniel Carlson and Ray Martin serve on the Audit Committee, which is chaired by Daniel Carlson. The Audit Committee’s responsibilities include:

●	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

●	approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

●	reviewing the internal audit plan with the independent registered public accounting firm and members of management responsible for preparing our consolidated financial statements;

●	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly consolidated financial statements and related disclosures as well as critical accounting policies and practices used by us;

●	reviewing the adequacy of our internal control over financial reporting;

●	reviewing the code of business conduct and ethics and granting waivers for executive officers and directors thereunder;

●	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

●	recommending, based upon the Audit Committee’s review and discussions with management and the independent registered public accounting firm, whether our audited consolidated financial statements shall be included in our Annual Report on Form 10-K;

●	recommending, based upon the Audit Committee’s review and discussions with management and the independent registered public accounting firm, whether our audited consolidated financial statements shall be included in our Annual Report on Form 10-K;

●	preparing the Audit Committee report required by SEC rules to be included in our annual proxy statement;

●	reviewing all related party transactions for potential conflict of interest situations and approving all such transactions; and

●	reviewing earnings releases.

Compensation Committee

Daniel Carlson and Ray Martin serve on the Compensation Committee, which is chaired by Mr. Martin. The Compensation Committee’s responsibilities include:

●	annually reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer;

●	evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and determining the compensation of our Chief Executive Officer;

●	reviewing and approving the compensation of our other executive officers;

●	reviewing and establishing our overall management compensation, philosophy and policy;

●	overseeing and administering our compensation and similar plans;

●	evaluating and assessing potential current compensation advisors in accordance with the independence standards;

●	retaining and approving the compensation of any compensation advisors;

●	reviewing and approving our policies for the grant of non-cash compensation and perquisites;

●	reviewing and making recommendations to the Board of Directors with respect to director compensation; and

●	reviewing the compensation discussion and analysis to be included in our annual proxy statement.

Nominating and Corporate Governance Committee

Sriram Peruvemba, Daniel Carlson, and Ray Martin serve on the Nominating and Corporate Governance committee, which is chaired by Mr. Peruvemba. The Nominating and Corporate Governance committee’s responsibilities include:

●	developing and recommending to the Board of Directors criteria for board and committee membership;

●	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;

●	identifying individuals qualified to become members of the Board of Directors;

●	recommending to the Board of Directors the persons to be nominated for election as directors and to each of the Board’s committees;

●	recommending to the Board of Directors the persons to be nominated for election as directors and to each of the board’s committees;

●	overseeing the evaluation of the Board and the Chief Executive Officer.

Our Board of Directors may establish other committees from time to time.

Limitation of Directors’ Liability and Indemnification

We incorporated under the laws of the State of Nevada, which laws provide for indemnification of officers and directors under certain circumstances. Our bylaws provide for the indemnification of our directors to the fullest extent permitted under the General Corporation Law of the State of Nevada from time to time against all expenses, liability and loss (including attorneys’ fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered in connection with acting as directors of our company.

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

Code of Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to that applies not only to our employees, but also to the directors and the executive officers, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Corporate Controller, and any other senior financial officers performing similar functions, as defined in the Code of Ethics. Our Board intends to renew the Code of Business Conduct and Ethics in the future and will consider appropriate amendments and revisions thereto

Our Board of Directors also approved Insider Trading, Whistleblower, and Foreign Corrupt Practices Act (FCPA) Policies. These policies along with the Code of Business Conduct and Ethics can be found at our website: www.qmcdots.com.

Section 16(a) Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities (the “Reporting Persons”) to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. The Reporting Persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, the Company believes that during the fiscal year ended June 30, 2016, Mr. Peruvemba and Mr. Lindberg each had one late Form 4 filing relating to a grant of 500,000 options by the Company and a return of 4,300,000 options to the Company respectively; Mr. Doderer had two late Form 4 filings relating to 833,000 options that expired unexercised and the expiration and reissue of 738,636 warrants; and, and Mr. Squires had 4 late Form 4 filings relating to transfers of 1,562,500, 1,192,307, and 772,189 shares to third parties and sales of 375,000 shares at $0.04/share and 200,000 shares at $0.05/share, all in private transactions.

During the fiscal year ended June 30, 2016, Mr. Jabbour filed a Form 5 for two transactions pertaining to the fiscal year ended June 30, 2015 in which 3,250,000 and 568,189 warrants expired unexercised. In September 2016, Mr. and Mrs. Squires filed a Form 5 pertaining to nine transactions which were not reported in the fiscal years ended June 30, 2016 and 2015 representing 4,136,346 shares sold in private transactions and 1,653,741 shares acquired in private transactions.

In the fiscal year ended June 30, 2014, Mrs. Squires failed to timely file forms 4 or 5 for seven transactions pertaining to the sale of 4,511,110 shares and the acquisition of 2,000,000 shares, all in private transactions. These transactions have been reported recently on a Form 5.

In the fiscal year ended June 30, 2012, Mrs. Squires failed to timely file forms 4 or 5 for one transaction pertaining to the acquisition of 3,000,000 shares in a private transaction. This transaction has been reported recently on a Form 5.

In the fiscal year ended June 30, 2011, Mr. Squires failed to timely file forms 4 or 5 for four transactions pertaining to the sale of 647,500 shares and the acquisition of 2,000,000 shares, all in private transactions. These transactions have been reported recently on a Form 5.

In the fiscal year ended June 30, 2010, Mr. Squires failed to timely file forms 4 or 5 for one transaction for the sale of 250,000 shares in a private transaction. This transaction has been reported recently on a Form 5.

Item 11. Compensation of Directors and Executive Officers.

The following table sets forth the overall compensation earned over the fiscal years ended June 30, 2016 and 2015 by (1) each person who served as the chief executive officer or chief financial officer of the Company or its subsidiary during fiscal year 2016; and (2) up to three of our most highly compensated executive officers as of June 30, 2016 with compensation during fiscal year ended 2016 of $100,000 or more.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants Or Options Awards ($)(1)(8)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)(3)	Total ($) (3)

Stephen Squires	2016	$285,000	$0	$0	$92,449	$0	$0	$36,000	$413,449
Former Chief Executive Officer (4) (6)	2015	$285,000	$0	$0	$0	$0	$0	$36,000	$321,000

Craig Lindberg	2016	$120,000	$0	$0	$99,531	$0	$0	$13,419	$232,950
Chief Financial Officer (7)	2015	$30,000	$0	$0	$1,974,591	$0	$0	$0	$2,004,591

David Doderer	2016	$150,000	$0	$0	$293,105	$0	$0	$0	$443,105
Vice President (4)(7)	2015	$150,000	$0	$0	$0	$0	$0	$0	$150,000

Sriram Peruvemba	2016	$492	$0	$0	$673,464	$0	$0	$0	$673,956
Chief Executive Officer (5)	2015	$0	$0	$0	$0	$0	$0	$0	$0

(1)	The options and restricted stock awards presented in this table for 2016 and 2015 reflect the entire fair value of such awards in the year of grant. However, the accompanying consolidated financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)	Total compensation includes the amount reimbursed to Mr. Squires as it pertains to a monthly housing allowance which expired July 31, 2016 and amounts accrued but not reimbursed to Mr. Lindberg for certain benefits-related expenses.

(4)

See “Salary or Consulting Accruals” below for a description of accrued salaries of certain officers and directors, some of which were converted into warrants to purchase shares of common stock of the Company.

(5)	Mr. Peruvemba became CEO effective June 30, 2016. Includes compensation of $70,505 for options granted during his tenure as director that occurred prior to the effective date of Mr. Peruvemba becoming CEO.

(6)

Mr. Squires’ compensation includes $60,000 compensation paid to his wife, Robin Squires, in each of the years ended June 30, 2016 and 2015. Mr. Squires resigned as CEO and director of the Company, effective June 30, 2016.

(7)	During the year ended June 30, 2016, Mr. Lindberg and Mr. Doderer converted accrued salary of $30,000 and $186,250, respectively, into 500,000 and 3,104,167 stock warrants, respectively. The options were valued using the Black-Scholes method of valuation and the valuation in excess of the amount of salary converted is included in the Warrant or Options Awards amounts. The amounts included are $30,194 for Mr. Lindberg and $187,453 for Mr. Doderer.

(8)	Mr. Peruvemba, Mr. Martin and Mr. Lindberg each participated along with third party investors in the Units offering during the fiscal year ended June 30, 2016 and received stock warrants on the same terms available to the other investors. The value of these warrants is not included in the compensation table.

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

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2016 or 2015 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers and directors that were outstanding, exercisable and/or vested as of June 30, 2016.

	Option Awards (1)							Stock Awards (1)
									Equity	Equity
									Incentive	Incentive
									Plan	Plan
									Awards:	Awards:
			Equity					Market	Number	Market or
			Incentive					Value of	of	Payout
	Number		Plan				Number	Shares	Unearned	Value
	of	Number of	Awards:				of	or	Shares,	of Unearned
	Securities	Securities	Number of				Shares or	Units of	Units or	Shares,
	Underlying	Underlying	Securities				Units of	Stock	Other	Units or
	Unexercised	Unexercised	Underlying				Stock	That	Rights	Other
	Options	Options (#)	Unexercised	Option		Option	That	Have	That	Rights That
	(#)	Unexercisable	Unearned	Exercise		Expiration	Have Not	Not	Have Not	Have Not
Name	Exercisable	(3) (4)	Options (#)	Price ($)		Date	Vested (#)	Vested	Vested	Vested
Stephen Squires (1)(2) (6)	0	1,000,000	0	$0.05		10/19/2019	0	0	N/A	N/A
	0	5,000,000	0	$0.05		1/20/2020	0	0	N/A	N/A
	0	1,000,000	0	$0.12		04/13/2026	0	0	N/A	N/A
	3,500,000	0	0	$0.05		3/02/2017	0	0	N/A	N/A
	0	5,000,000	0	$0.05		3/29/2023	0	0	N/A	N/A
	0	2,968,750	0	$0.06		2/10/2019	0	0	N/A	N/A
	0	1,562,500	0	$0.08		6/6/2019	0	0	N/A	N/A
	0	600,000	0	$0.05		10/19/2019	0	0	N/A	N/A
	0	937,500	0	$0.08		6/6/2019	0	0	N/A	N/A
	0	0	2,000,000	$0.30	(7)	4/13/2026	0	0	N/A	N/A

Craig Lindberg (2)	0	10,000,000	0	$0.10		4/2/2025	0	0	N/A	N/A
	500,000	0	0	$0.06		10/30/2017	0	0	N/A	N/A
	0	750,000	0	$0.12		04/13/26	0	0	N/A	N/A
	0	0	1,250,000	$0.30	(7)	4/13/2026	0	0	N/A	N/A

David Doderer (1)(2)(4)	0	500,000	0	$0.05		10/19/2019	0	0	N/A	N/A
	0	750,000	0	$0.12		04/13/26	0	0	N/A	N/A
	738,636	0	0	$0.11		5/18/2017	0	0	N/A	N/A
	0	5,000,000	0	$0.05		3/29/2023	0	0	N/A	N/A
	0	3,000,000	0	$0.05		1/11/2018	0	0	N/A	N/A
	0	781,250	0	$0.06		2/10/2019	0	0	N/A	N/A
	3,104,167	0	0	$0.06		10/30/2017	0	0	N/A	N/A
	0	0	1,250,000	$0.30	(7)	4/13/2026	0	0	N/A	N/A

Sriram Peruvemba	0	500,000	0	$0.17		10/14/2025	0	0	N/A	N/A
	0	150,000	0	$0.12		04/13/2026	0	0	N/A	N/A
	0	6,000,000	0	$0.13		06/30/2026	0	0	N/A	N/A
	0	0	350,000	$0.30	(7)	4/13/2026	0	0	N/A	N/A

(1)

On January 20, 2010, the Board of Directors approved employment contracts of Stephen Squires and David Doderer which each contained grants of 5,000,000 restricted shares of common stock. The contracts also contained the grant of ten-year non-statutory stock options to purchase 5,000,000 shares of common stock at an exercise price of $0.05 per share.

(2)	See “Salary or Consulting Accruals” below for a description of accrued salaries of certain officers and directors which were converted into warrants and options to purchase shares of common stock of the Company.

45

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

(4)

In July 2016, the Company’s officers, and certain employees owning options and warrants to purchase 60,670,933 shares of the Company’s common stock entered into an agreement with the Company that such persons cannot exercise their options and warrants and that the Company does not have to reserve for issuance the issuance of shares of Common Stock underlying their options and warrants until the earlier of June 30, 2017 or the Company having unreserved shares sufficient for all outstanding options to be exercised. This could happen through an increase in authorized common shares, cancellation of outstanding convertible notes or warrants, or shareholder approved reverse stock split.

(5)	The exercise price of Mr. Doderer’s options to purchase 738,636 shares is subject to adjustment such that the intrinsic value of the warrants at the time of exercise cannot exceed $121,875.

(6)	Includes options to purchase an aggregate of 1,537,500 shares owned by Robin Squires, his wife, and options to purchase an aggregate of 20,031,250 shares owned by Mr. Squires.

(7)	In February 2016, the Board of Directors authorized certain performance based stock options to be earned upon the Company signing its first solitary sales contract worth in excess of $1,000,000 revenue. The option exercise price of the unexercised unearned options is the greater of (i) $0.30 and (ii) the market price when deemed earned by the Board.

Salary or Consulting Accruals

In October 2015, certain officers, employees, and consultants of the Company listed below converted accrued salaries (and/or consulting fees) into common stock warrants as follows:

Name	$ Amount Converted	# Warrants Received
Craig Lindberg	$30,000	500,000
David Doderer	186,250	3,104,167
Toshi Ando	82,000	1,366,667
Brett Lamensky	20,000	333,333
Art Lamstein	91,417	1,523,611
Total	$409,667	6,827,778

As of June 30, 2016, the Company has accrued salaries (and/or consulting fees) and expense reimbursements to our executive officers in the amounts set forth below.

Name	Salary Accrued	Expense Reimbursements Accrued
Stephen Squires	$0	$0
Sriram Peruvemba	0	0
Craig Lindberg	0	13,419
David Doderer	100,000	0
Dr. Ghassan Jabbour	130,000	0
Total	$230,000	$13,419

Employment Agreements

Our executive officers, Sriram Peruvemba, Craig Lindberg, and David Doderer and our former CEO, Stephen Squires, are each a party to an employment agreement with the Company. See “Other Employment Arrangements” for a description of monies paid to Dr. Jabbour, (former Chief Science Officer), Mr. Benjamin (former CFO) and Mrs. Squires, a former officer.

Name	Position	Annual Salary	Bonus
Sriram Peruvemba	Chief Executive Officer	$180,000	(1)
Craig Lindberg	Chief Financial Officer	$120,000	(1)
David Doderer	VP Research & Development	$150,000	(1)
Stephen Squires	MD, Solterra (Former CEO)	$225,000	(1)

(1)	Discretionary bonus as determined by the Compensation Committee based upon company and individual performance.

Employment Agreement – Stephen Squires

Stephen Squires, former Chief Executive Officer, entered into an employment agreement dated October 26, 2012 to retain his services for the period January 1, 2013 through January 1, 2018. For a description of this employment agreement, reference is made to Item 11 of the Form 10-K/A of the Company filed with the Securities and Exchange Commission on October 27, 2015. On December 10, 2015, the Company entered into an amended and restated employment agreement with Mr. Squires. For a description of this amended agreement, reference is made to Form 8-K dated December 10, 2015. On June 13, 2016, Mr. Squires, then our Chief Executive Officer and a member of our Board of Directors, agreed to step down from these positions effective June 30, 2016 and to become Managing Director of our wholly-owned subsidiary, Solterra. Mr. Squires also agreed to serve as Chief Executive Officer of Quantum Materials Asia Co., Ltd., a joint venture in which the Company owns a minority interest. In connection with Mr. Squires’ appointment as Managing Director of Solterra, the Company entered into an Amended and Restated Employment Agreement (the “Squires Agreement”) with Mr. Squires which provides that, until such time as the Company records its first $10,000,000 in revenue (the “Revenue Trigger”), the Company shall pay Mr. Squires an annual base salary of no less than $225,000 and after the occurrence of the Revenue Trigger, the Company shall pay Mr. Squires an annual base salary of no less than $247,500. Mr. Squires shall also be eligible for certain annual bonuses and equity awards pursuant to the Squires Agreement. The term of the Squires Agreement is for two years, and provides for severance payments in the event of termination or a change in control of the Company equal to the sum of Mr. Squires’ base salary for the remainder of his employment agreement.

Employment Agreement — Sriram Peruvemba

On June 13, 2016, the Company entered into an employment agreement with Sriram Peruvemba effective June 30, 2016. Pursuant to the employment agreement, Mr. Peruvemba shall serve as Chief Executive Officer of the Company. While there is no definitive term in the employment agreement, either party may terminate the agreement by giving 30 days written advance notice to the other party. Mr. Peruvemba is receiving a base salary of $180,000 and is eligible to receive annual and special bonuses. Mr. Peruvemba received a signing bonus of options to purchase 6,000,000 shares at an exercise price of $0.13 per share with one-third vesting on June 30, 2017, one-third vesting on June 30, 2018 and the remaining balance vesting on June 30, 2019. The Company agreed to provide Mr. Peruvemba with certain employee benefits and indemnification. In the event that Mr. Peruvemba is terminated without cause or for good reason, Mr. Peruvemba is entitled to receive within seven days following the termination date a lump sum payment equal to two times the sum of Mr. Peruvemba’s base salary and targeted bonus for the year in which the termination date occurs.

Employment Agreements — David Doderer and Craig Lindberg

On October 26, 2012, David Doderer, our Vice President of Research and Development entered into an employment agreement to retain his services for the period January 1, 2013 through January 1, 2018. For a description of his employment agreement, reference is made to Item 11 of the Form 10K/A of the Company filed with the Securities and Exchange Commission on October 27, 2015. On December 10, 2015, the Company entered into an amended and restated employment agreement with Mr. Doderer. Pursuant to the amended and restated employment agreement, Mr. Doderer is currently receiving an annual base salary of $150,000 and upon the Company achieving the “revenue trigger” of our first $10 million in revenue, his base salary will increase to no less than $165,000.

On June 15, 2015, the Company entered into an employment agreement with Craig Lindberg effective April 2, 2015. Pursuant to the employment agreement, Mr. Lindberg shall serve as Chief Financial Officer of the Company. While there is no definitive term in the employment agreement, either party may terminate the agreement by giving 30 days’ written advance notice to the other party. Mr. Lindberg is receiving a base salary of $120,000 and is eligible to receive annual and special bonuses. Mr. Lindberg received a signing bonus of options to purchase 14,300,000 shares at an exercise price of $0.10 per share with one-third vesting on April 2, 2016, one-third vesting on April 2, 2017 and the remaining balance vesting on April 2, 2018. The Company agreed to provide Mr. Lindberg with certain employee benefits and indemnification. In the event that Mr. Lindberg is terminated without cause or good reason, Mr. Lindberg is entitled to receive within seven days following the termination date a lump sum payment equal to two times the sum of Mr. Lindberg’s base salary and targeted bonus for the year in which the termination date occurs.

Pursuant to a restated and amended employment agreement with Mr. Lindberg dated December 10, 2015, his agreement fully vested 10 million of his 14.3 million options which were granted on April 2, 2015 and terminated the balance of 4.3 million options. Pursuant to the amended and restated employment agreement, Mr. Lindberg’s annual base salary of $120,000 will increase to no less than $260,000 upon the Company achieving the “revenue trigger” of the first $10 million in revenue.

While there is no definitive term in the amended and restated employment agreements of Messrs. Doderer and Lindberg, either party may terminate the respective agreement of any of its three executive officers by giving 30 days’ written advance notice to the other party. The Company has agreed to provide Messrs. Doderer and Lindberg with certain employee benefits and indemnification. In the event an executive officer is terminated without cause or for good reason, such officer is entitled to receive within seven days following the termination date a lump sum payment equal to two times the sum of such officer’s base salary and targeted bonus for the year in which the termination date occurs. Each officer is also eligible for annual bonuses based on personal performance and Company performance metrics to be determined by the Company and executive on an annual basis (the “Targeted Bonus”). To the extent the Company pays dividends or makes distribution of profit to its stockholders at a time when Mr. Lindberg’s options remain unexercised, the Company has agreed to pay a special bonus to Mr. Lindberg equal to the amount of dividend that he would have received had he exercised the unexercised portion of his 10,000,000 options. In the event of a change in control of the Company or the death or disability of an executive officer, the Company’s executive officers would receive certain defined benefits as provided for in each amended and restated employment agreement. In the case of a change of control in which the executive officer is terminated within 12 months of such an event, the executive officer shall be entitled to receive accrued amounts owed plus a lump sum equal to 2.99 times the sum of the executive’s base salary and target bonus in the year in which the termination date occurs, which shall be paid within seven days of the effective date of such executive officer’s release. In case of death or disability, the benefits payable to each respective officer shall be the same as if the executive officer was terminated without cause or good reason.

Other Compensation Arrangements

Chris Benjamin, former CFO and former director received compensation of $5,000 per month through February 2016 and $1,000 per month through May 2016 after which the Company terminated his consulting agreement in May 2016. Robin Squires, former executive officer and the wife of Stephen Squires received compensation of $5,000 per month, and Dr. Ghassan Jabbour, formerly our Chief Science Officer and a former director, received compensation of $2,500 per month. The Company has terminated the services of Mrs. Squires and Dr. Jabbour as of July 2016.

Participation in Private Placement

In the last six months of fiscal year 2016, the Company raised approximately $1,565,000 from the sale of its unsecured convertible promissory notes that have a maturity date of two years from the date of issuance and bear interest at the rate of 8% per annum and are convertible at $0.12 per share. For every $1,000 invested, the investor received warrants to purchase 4,166 shares of the Company’s common stock at $0.15 per share over a period of five years. The conversion price of the notes is subject to full ratchet adjustment in the event of issuance of common stock or derivative securities at a price less than $0.12 per share. Messrs. Peruvemba, Lindberg and Martin purchased $25,000, $15,000 and $10,000, respectively of this private placement.

Repayment Agreement – Christopher Benjamin

In September 2015, our former Chief Financial Officer, Christopher Benjamin, entered into a Repayment Agreement to retire a book value liability of the Company of approximately $79,000 by redeeming 638,300 shares of common stock to Quantum’s treasury at a price of $0.13 per share and canceling options to purchase 500,000 shares, exercisable at $0.05 per share and canceling options to purchase 487,500 shares of common stock at $0.08 per share.

Director Compensation

Cash Fees

As of the filing date of this Form 10-K, no cash fees have been paid to any directors of the Company, although the Board reserves the right to pay such cash fees in the future.

Restricted Stock and Options

In June 2016, Mr. Peruvemba was granted options to purchase 6,000,000 shares of common stock in connection with his services as our Chief Executive Officer. The options have a 10-year term, an exercise price of $0.13 per share, and vest in equal annual amounts over a period of three years.

In April 2016, Mr. Peruvemba, Mr. Carlson and Mr. Martin were each granted options to purchase 150,000 shares for their services as directors in the Company’s fiscal year 2016. The options have a 10-year term, an exercise price of $0.12, and vest in equal annual amounts over a period of three years.

In April 2016, Mr. Carlson was granted options to purchase 500,000 shares in connection with his service as our Chairman. The options have a 10-year term, an exercise price of $0.12 per share, and vest in equal annual amounts over a period of three years.

In October 2015, Mr. Peruvemba was granted 500,000 stock options for his services as a director in the Company’s fiscal year 2016. The options have a 10-year term, an exercise price of $0.17, and vest in equal annual amounts over a period of three years.

In September 2015, Mr. Martin and Mr. Carlson were each granted 500,000 stock options for their services as directors in the Company’s fiscal year 2016. The options have a 10-year term, an exercise price of $0.17, and vest in equal annual amounts over a period of three years.

In December 2014, Mr. Martin and Mr. Heaton were granted 78,947 and 52,632 shares respectively for their services as directors during the Company’s fiscal year 2015.

The Company’s other directors in fiscal year 2016, namely, Stephen Squires, David Doderer, and Ghassan Jabbour were each directors and executive officers of the Company. Their employment contracts and employment arrangements have included the receipt of restricted shares of common stock and options/warrants granted in connection with services rendered as employees of the Company. See the contents of this “Item 11” for a description of their compensation. Mr. Jabbour did not receive any restricted stock or options in fiscal year 2016.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the board meeting.

2016 Compensation

The following table shows the overall compensation earned for the 2016 fiscal year with respect to each non-employee director of the Company as of June 30, 2016.

	DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Warrant/ Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Ray Martin, Director	$0	$0	$95,699	$0	$0	$0	$95,699
Daniel Carlson, Director	$0	$0	$133,817	$0	$0	$0	$133,817
Sriram Peruvemba, Director (4)	$0	$0	$70,505	$0	$0	$0	$70,505
Dr. Ghassan Jabbour, Former Director	$0	$0	$0	$0	$0	$0	$0

(1)	ASC 718 requires the company to determine the overall value of the restricted stock awards and the options as of the date of grant based upon the Black-Scholes method of valuation, which value is set forth in the table above, and to then expense that value over the service period over which the restricted stock awards and the options become exercisable vested. As a general rule, for time-in-service-based restricted stock awards and options, the company will immediately expense any restricted stock award or option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock award and option. For a description of ASC 718 and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included in the Form 10-K filed for the Company’s fiscal year ended June 30, 2016.

(2)	Excludes awards or earnings reported in preceding columns.

(3)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(4)	Mr. Peruvemba became CEO effective June 30, 2016.

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

Eligibility

The officers, employees, directors and consultants of the Company and its subsidiaries are eligible to be granted stock options, and Common Stock Awards. Eligibility shall be determined by the Board; however, all Options and Stock Awards granted to officers and directors must be approved by the Board.

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

Awards

As of June 30, 2016, options to purchase 8,950,000 shares were outstanding under the 2009 Plan. These include the following persons:

	Amount of Shares	Exercise Price	Net Realizable Value (1)
Stephen Squires (2)	6,600,000	$0.05	$528,000
David Doderer	500,000	0.05	40,000
Ghassan Jabbour	300,000	0.05	24,000
Non Officers/Directors (3)	1,550,000	0.04 - 0.06	121,500
Total	8,950,000	$0.04 - 0.06	$713,500

(1)	Based upon the closing last sale of $0.13 per share as of June 30, 2016, after deducting the applicable exercise price.

(2)	Includes 600,000 options held pursuant to the 2009 plan held by Mr. Squires’ wife who was formerly an officer of the Company.

(3)	Represents options owned by persons who are not currently officers or directors of the Company as of the date of this filing unless otherwise noted.

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

Option activity in the 2009 Plan was as follows for the years ended June 30, 2015 and June 30, 2016:

	2016		2015
		Weighted-Average		Weighted- Average
	Shares	Exercise Price	Shares	Exercise Price

Shares reserved	10,000,000		10,000,000
Outstanding at beginning of year	8,950,000	$0.050	9,200,000	$0.052
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/cancelled	—	—	250,000	0.110

Outstanding at end of year	8,950,000	$0.050	8,950,000	$0.050

Remaining options available to be issued	1,050,000		1,050,000

2013 Stock Option Plan

In January 2013, the Company approved the 2013 Employee Benefit and Consulting Services Compensation Plan (the “2013 Plan”) covering 20,000,000 shares, which automatically increased to 60,000,000 shares on March 29, 2013. The 2013 Plan is otherwise identical to the terms of the 2009 Plan.

Awards

As of June 30, 2016, options to purchase 56,275,248 shares were outstanding under the 2013 Plan. These include the following persons:

	Amount of Shares	Exercise Price	Net Realizable Value (1)
Stephen Squires (2)	11,468,750	$0.05 - 0.12	$742,813
Craig Lindberg	10,750,000	0.06 - 0.12	307,500
David Doderer	9,531,250	0.05 - 0.12	702,188
Ghassan Jabbour	5,250,000	0.06 - 0.08	337,500
Sriram Peruvemba	500,000	0.17	0
Daniel Carlson	1,000,000	0.12 – 0.17	5,000
Ray Martin	650,000	0.12 – 0.17	1,500
Non Officers/Directors (3)	17,475,248	0.05 - 0.17	783,601
Total	56,625,248	$0.05 – 0.17	$2,880,102

(1)	Based upon the closing last sale of $0.13 per share as of June 30, 2016, after deducting the applicable exercise price.

(2)	Includes 937,500 options held pursuant to the 2013 plan held by Mr. Squires’ wife who was formerly an officer of the Company.

(3)	Represents options owned by persons who are not currently officers or directors of the Company as of the date of this filing unless otherwise noted.

It is not possible to predict the individuals who will receive future awards under the 2013 Plan or the number of shares of common stock covered by any future award because such awards are wholly within the discretion of the Board. The foregoing table does not reflect options/warrants or shares granted to officers and directors outside of the 2013 Plan.

Shares Subject to the 2013 Plan

The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2013 Plan is 60,000,000 shares. Such shares may be either authorized and unissued shares or issued shares reacquired by the Company and held in treasury. The 2013 Plan does not limit the number of shares of common stock with respect to which options or Stock Awards may be granted to any individual during any calendar year. The aggregate number of shares issuable under the 2013 Plan and the number of shares subject to options and awards to be granted under the 2013 Plan are subject to adjustment in the event of certain mergers, reorganizations, consolidations, recapitalizations, dividends (other than a regular cash dividend), stock split or other change in corporate structure affecting the common stock. Shares subject to options that expire, terminate or are canceled unexercised, shares of stock that have been forfeited to the Company and shares that are not issued as a result of forfeiture or termination of an award may be reissued under the 2013 Plan. Option activity in the 2013 Plan was as follows for the years ended June 30, 2015 and June 30, 2016:

	2016		2015
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Shares reserved	60,000,000		60,000,000
Outstanding at beginning of year	53,287,748	$0.700	46,403,473	$0.058
Granted (1)	11,950,000	0.136	14,300,000	0.100
Exercised	3,325,000	0.063	—
Forfeited/cancelled	5,287,500	0.093	7,415,725	0.050

Outstanding at end of year	56,625,248	$0.082	53,287,748	$0.070

Remaining options available to be issued	49,752		6,712,252

(1)	Includes 2,000,000 options granted in 2015 outside of 2013 plan and moved under the 2013 plan in 2016.

2015 Stock Option Plan

In December 2015, the Company approved the 2015 Employee Benefit and Consulting Services Compensation Plan (the “2015 Plan”) covering 15,000,000 shares. The 2015 Plan received stockholder approval in 2016. The 2015 Plan became effective upon the date that stockholders approved the plan. The material features of the 2015 Plan are summarized below.

Purpose

The 2015 Incentive Plan is intended to promote the interests of the Company and its stockholders by providing the employees and consultants of Quantum with incentives and rewards to encourage them to continue in the service of Quantum and with a proprietary interest in pursuing the long-term growth, profitability and financial success of Quantum.

Administration

The Board of Directors, the Compensation Committee or both, in the sole discretion of the Board of Directors, shall administer the 2015 Incentive Plan in accordance with its terms. The Board, subject to the provisions of the 2015 Plan, has the authority to determine and designate officers, employees, director and consultants to which awards shall be made and the terms, conditions and restrictions applicable to each award (including, but not limited to, the option price, any restriction limitation, any vesting schedule or acceleration thereof, and any forfeiture restrictions). The Board may, in its sole discretion, accelerate the vesting of awards. The Board of Directors must approve all grants of stock options and common stock awards issued to our officers or directors.

Eligibility

The Company’s officers, employees, directors and consultants of the Company and its subsidiaries are eligible to be granted stock options, and common stock awards. Eligibility shall be determined by the Board; however, all stock options and common stock awards granted to officers and directors must be approved by the Board.

Shares Subject to the Plan

The maximum number of shares of Common Stock that may be covered by stock options and common stock awards granted under the 2015 Plan shall not exceed 15,000,000 shares of common stock in the aggregate. Such shares may be either authorized and unissued shares or issued shares reacquired by the Company and held in treasury. The aggregate number of shares subject to awards granted under this Plan during any fiscal year to any one employee or non-executive director shall not exceed 2,500,000 and 1,000,000 respectively.

Award Types

The 2015 Plan is designed to enable us to offer certain officers, employees, directors and consultants of us and our subsidiaries equity interests in us and other incentive awards in order to attract, retain and reward such individuals and to strengthen the mutuality of interests between such individuals and our stockholders. In furtherance of this purpose, the 2015 Plan contained provisions for granting incentive and non-statutory stock options and common stock awards.

Stock Options. A “stock option” is a contractual right to purchase a number of shares of common stock at a price determined on the date the option is granted. The option price per share of Common Stock purchasable upon exercise of a stock option and the time or times at which such options shall be exercisable shall be determined by the Board at the time of grant. Such option price shall not be less than 100% of the fair market value of the common stock on the date of grant. The option price must be paid in cash, money order, check or Common Stock of the Company. The Options may also contain at the time of grant, at the discretion of the Board of Directors, certain other cashless exercise provisions.

Options shall be exercisable at the times and subject to the conditions determined by the Board of Directors at the date of grant, but no option may be exercisable more than ten years after the date it is granted. If the optionee ceases to be an employee of our company for any reason other than death, any option granted as an Incentive Stock Option exercisable on the date of the termination of employment may be exercised for a period of thirty days or until the expiration of the stated term of the option, whichever period is shorter. In the event of the optionee’s death, any granted Incentive Stock Option exercisable at the date of death may be exercised by the legal heirs of the optionee from the date of death until the expiration of the stated term of the option or six months from the date of death, whichever event first occurs. In the event of disability of the optionee, any granted Incentive Stock Options shall expire on the stated date that the Option would otherwise have expired or 12 months from the date of disability, whichever event first occurs. The termination and other provisions of a non-statutory stock option shall be fixed by the Board of Directors at the date of grant of each respective option.

Common Stock Award. A “common stock award” is shares of common stock that will be issued to a recipient at the end of a restriction period, if any, specified by the Board of Directors if he or she continues to be an employee, director or consultant of the Company. If the recipient remains an employee, director or consultant at the end of the restriction period, the applicable restrictions will lapse and we will issue a stock certificate representing such shares of common stock to the participant. If the recipient ceases to be an employee, director or consultant of the Company for any reason (including death, disability or retirement) before the end of the restriction period unless otherwise determined by the Board of Directors, the restricted stock award will be terminated.

Awards

	Amount of Shares	Exercise Price	Net Realizable Value (1)
Sriram Peruvemba (2)	500,000	$0.12	$1,500
Craig Lindberg (3)	1,250,000	N/A	N/A
David Doderer (3)	1,250,000	N/A	N/A
Stephen Squires (3)	2,000,000	N/A	N/A
Ray Martin (3)	350,000	N/A	N/A
Daniel Carlson (2)	500,000	0.12	1,500
Non Officers/Directors (3) (4)	3,050,000	N/A	N/A
Total	8,900,000	$0.12	$3,000

(1)	Based upon the closing last sale of $0.13 per share as of June 30, 2016, after deducting the applicable exercise price.

(2)	Includes 350,000 options which are currently unearned as described below in (3). The exercise price indicated reflects only the earned options.

(3)	All options are currently unearned. These options will be earned upon the Company signing its first solitary sales contract worth in excess of $1,000,000 revenue. The unearned options will have an exercise price of the greater of (i) $0.30 per share and (ii) the market price when earned.

(4)	Represents options owned by persons who are not currently officers or directors of the Company as of the date of this filing unless otherwise noted.

It is not possible to predict the individuals who will receive future awards under the 2015 Plan or the number of shares of common stock covered by any future award because such awards are wholly within the discretion of the Board. The foregoing table does not reflect options/warrants or shares granted to officers and directors outside of the 2015 Plan.

Amendment and Termination

The Board may at any time amend, discontinue, or terminate all or any part of the 2015 Plan, provided, however, that unless otherwise required by law, the rights of a participant may not be impaired without his or her consent, and provided that we will seek the approval of our stockholders for any amendment if such approval is necessary to comply with any applicable federal or state securities laws or rules or regulations.

Adjustments Upon Certain Changes

The aggregate number of shares issuable under the 2015 Plan and the number of shares subject to stock options and common stock awards to be granted under the 2015 Plan are subject to adjustment in the event of certain mergers, reorganizations, consolidations, recapitalizations, dividends (other than a regular cash dividend), stock split or other change in corporate structure affecting the common stock. Shares subject to options that expire, terminate or are canceled unexercised, shares of stock that have been forfeited to the Company and shares that are not issued as a result of forfeiture or termination of an award may be reissued under the 2015 Plan.

Shares Subject to the 2015 Plan

The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2015 Plan is 15,000,000 shares. Such shares may be either authorized and unissued shares or issued shares reacquired by the Company and held in treasury. The 2015 Plan limits the number of shares of common stock with respect to which options or stock awards may be granted to any individual during any calendar year to a maximum of 2,500,000. Option or stock awards granted to any non-employee director during any fiscal year are limited to a maximum of 1,000,000. The aggregate number of shares issuable under the 2015 Plan and the number of shares subject to options and awards to be granted under the 2015 Plan are subject to adjustment in the event of certain mergers, reorganizations, consolidations, recapitalizations, dividends (other than a regular cash dividend), stock split or other change in corporate structure affecting the common stock. Shares subject to options that expire, terminate or are canceled unexercised, shares of stock that have been forfeited to the Company and shares that are not issued as a result of forfeiture or termination of an award may be reissued under the 2015 Plan. Option activity in the 2015 Plan was as follows for the year ended June 30, 2016:

54

	2016
		Weighted- Average
	Shares	Exercise Price

Shares reserved	15,000,000
Outstanding at beginning of year	0	$—
Granted-Earned	300,000	0.120
Granted-Unearned (1)	8,600,000	0.300
Exercised	—	—
Forfeited/cancelled	—	—

Outstanding at end of year (2)	8,900,000	$0.294

Remaining options available to be issued	6,100,000

(1) These options will be earned upon the Company signing its first solitary sales contract worth in excess of $1,000,000 revenue. The unearned options will have an exercise price of the greater of (i) $0.30 per share and (ii) the market price when earned. As such, the weighted average exercise price of the options may be higher, but not lower, than shown in the table when the exercise price is established.

(2) The weighted average exercise price at the end of the year includes the granted-unearned options at an exercise price of $0.30. The granted-unearned options will have an exercise price of the greater of (i) $0.30 per share and (ii) the market price when earned, therefore the actual weighted average exercise price of the options outstanding at the end of the year may be higher, but not lower, than shown in this table when the exercise price is established.

Options outside the 2009 Plan and 2013 Plan

In March 2012, 3,500,000 stock options with a term of five years, was granted outside of the 2009 and 2013 Plans.

In May 2015, 2,000,000 stock options with a term 10 years, was granted outside of the 2009 and 2013 Plans. These options were subsequently moved under the 2013 Plan during the year ended June 30, 2016.

In June 2016, 6,000,000 stock options with a term of ten years and an exercise price of $0.13 were granted outside of the 2009, 2013, and 2015 Plans to Mr. Peruvemba in connection with his assuming the position of President and CEO.

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

In July 2016, the Company’s officers, and certain employees owning options to purchase 60,670,933 shares of the Company’s common stock entered into an agreement with the Company that such persons cannot exercise their options and that the Company does not have to reserve for issuance the issuance of shares of common stock underlying their options and warrants until the earlier of June 30, 2017 or the Company having unreserved shares sufficient for all outstanding options to be exercised. This could happen through an increase in authorized common shares, cancellation of outstanding convertible notes, options, or warrants, or shareholder approved reverse stock split.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 12, 2016, shares of common stock beneficially owned by (1) each person (including any group) of more than five percent of our common stock, based solely on Schedule 13D and 13G filings with the Securities and Exchange Commission, and (2) the Company’s directors and officers.

Name of Beneficial Owner (13)	Common Stock Beneficially Owned (1)(2)(3)	Percent of Class (4)
Sriram Peruvemba (5)	312,483	0.1%
Craig Lindberg (6)	1,687,490	0.5%
David Doderer (7)	10,512,803	3.2%
Stephen Squires (8)	22,749,455	6.9%
Daniel Carlson (9)	0	0.0%
Ray Martin (10)	203,940	0.1%
Directors and executive officers as a group of 6 persons (11)	35,466,172	10.6%
Steven Posner Trust (12)	19,727,941	6.1%

(1)	Unless otherwise indicated, ownership represents sole voting and investment power.
(2)	Certain options owned by the officers and directors as noted below are not exercisable by agreement as described in “Agreements with Officers, Directors and Employees.”
(3)	The address for each officer and director named above is c/o the Company at 3055 Hunter Road, San Marcos, TX 78666.
(4)	Based upon 324,869,730 common shares outstanding as of September 12, 2016.
(5)	Includes warrants to purchase 104,150 shares and a note convertible into 208,333 shares. Excludes 6,650,000 shares of common stock which are unvested and/or not currently exercisable by agreement as described above.
(6)	Includes 1,000,000 shares of common stock, warrants to purchase 562,490 shares, and a note convertible into 125,000 shares. Excludes options to purchase 10,750,000 shares which are unvested and/or not currently exercisable by agreement as described above.
(7)	Includes 6,670,000 shares of common stock and warrants to purchase 3,842,803 shares. Excludes options to purchase 10,031,250 shares which are unvested and/or not currently exercisable by agreement as described above.
(8)

Includes 19,249,455 shares of common stock and options to purchase 3,500,000 shares. Excludes options to purchase 16,531,250 shares owned by Mr. Squires and options to purchase 1,537,500 shares owned by Mrs. Squires which are unvested and/or not currently exercisable by agreement as described above.

(9)	Excludes options to purchase 1,150,000 shares of common stock which are unvested and/or not currently exercisable by agreement as described above.
(10)	Includes 78,947 shares of common stock owned by Mr. Martin’s consulting corporation, warrants to purchase options to purchase 41,660 shares and a note convertible into 83,333 shares. . Excludes unvested options to purchase 650,000 shares of common stock which are unvested and/or not currently exercisable by agreement as described above.
(11)	Excludes all options and warrants owned by officers and directors which are unvested and/or not currently exercisable by agreement and are referenced in notes 5 — 10 above.
(12)	Includes 19,727,914 shares of common stock. The information contained herein is based upon a Schedule 13D/A filed with the SEC on August 18, 2015 and adjusted for warrant exercises.
(13)

MKM Capital Advisors LLC, whose most recent Schedule 13G filing is dated October 15, 2014, has informed the Company that as of September 12, 2016 they own approximately 7.2 million shares of common stock and are no longer a 5% shareholder.

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of the Record Date and relates to our 2009 Plan (which Plan was approved by the Board and ratified by stockholders) described elsewhere herein pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise Of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity Compensation Plans	8,950,000	$0.050	1,050,000

The following summary information is as of the Record Date and relates to our 2013 Plan described elsewhere herein pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise Of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity Compensation Plans	56,625,248	$0.082	49,752

The following summary information is as of the Record Date and relates to our 2015 Plan described elsewhere herein pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise Of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity Compensation Plans (1)	8,900,000	$0.294	6,100,000

(1) Includes 8,600,000 options which are currently unearned. These options will be earned upon the Company signing its first solitary sales contract worth in excess of $1,000,000 revenue. The unearned options will have an exercise price of the greater of (i) $0.30 per share and (ii) the market price when earned. As such, the weighted average exercise price of the options may be higher, but not lower, than shown in the table when the exercise price is established.

Item 13. Certain Relationships and Related Transactions and Director Independence.

For a description of certain transactions between the Company and its affiliated parties, reference is made to Note 17 herein, which information is incorporated herein by reference.

For a description of transactions during fiscal years 2015 and 2016 between the Company and its executive officers and directors, reference is made to Items 7 and 11 herein.

Director Independence

Our Board has determined that each of Ray Martin and Daniel Carlson is considered an “independent director.” Under the National Association of Securities Dealers Automated Quotations (“NASDAQ”) definition, an “independent director” means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The Board’s discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $120,000 during the current or past three fiscal years; (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of the company has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of the company’s outside auditor. See “Item 10.”

Item 14. Principal Accountant Fees and Services

On June 15, 2015, the Company’s Board of Directors dismissed Messineo & Co., CPA’s LLC (“Messineo”) as the Company’s independent accountants and approved engaging Weaver & Tidwell, LLP. (“Weaver”) of Houston, Texas, as the Company’s new registered independent public accountant.

The following table presents the aggregate fees billed by Weaver for services rendered for the fiscal years ended June 30, 2015 and 2016:

	Services Billed for the Year Ended June 30,
	2016	2015
Audit Fees (1)	$59,059	$69,000
Audit-Related Fees		0
Tax Fees		0
All Other Fees		0
Total	$59,059	$69,000

(1)	The Audit fees for the years ended June 30, 2016 and 2015, respectively, were for professional services rendered for the audits of Company’s consolidated financial statements, the reviews of Company's quarterly consolidated financial statements, the review of Company's 10-K/A, the review of documents filed with the SEC, and consents. The Company engaged Weaver to re-audit the consolidated financial statements for the year ended June 30, 2014 as part of the audit of the consolidated financial statements for the year ended June 30, 2015.

The following table presents the aggregate fees billed by Messineo for services rendered for the fiscal year ended June 30, 2015:

Services Billed for the Year Ended June 30
2015
Audit Fees (1)	$7,500
Audit-Related Fees	0
Tax Fees	0
All Other Fees	0
Total	$7,500

(1)	The Audit fees for the years ended June 30, 2015 were for professional services rendered for the reviews of Company’s quarterly consolidated financial statements, the review of documents filed with the SEC, and consents.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this Report

(1) Consolidated Financial Statements: See index to Consolidated Financial Statements on page F-1

(2) Financial Statement Schedules

(b)	Exhibits

The information required by this Item is set forth on the Exhibit Index that follows the signature page of this Report

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM MATERIALS CORP.

Date: September 23, 2016	By:	/s/ Sriram Peruvemba
	Name:	Sriram Peruvemba
	Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Sriram Peruvemba	Title: Principal Executive Officer,	Date: September 23, 2016
Sriram Peruvemba	Director

/s/ Craig Lindberg	Title: Principal Financial Officer	Date: September 23, 2016
Craig Lindberg

/s/ Daniel Carlson	Title: Chairman of the Board	Date: September 23, 2016
Daniel Carlson

/s/ David Doderer	Title: VP Research and Development;	Date: September 23, 2016
David Doderer	Director

/s/ Ray Martin	Title: Director	Date: September 23, 2016
Ray Martin

Sriram Peruvemba, David Doderer, Daniel Carlson and Ray Martin represent all the current members of the Board of Directors.

(b)       Exhibits (items indicated by an (*) are filed herewith)

The following exhibits are all previously filed in connection with our Form 8-K filed November 10, 2008, unless otherwise noted.

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 15, 2008, by and among Quantum Materials Corp., Solterra Renewable Technologies, Inc., the shareholders of Solterra and Greg Chapman, as Indemnitor.

3.1	Articles of Incorporation. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007)

3.2	2010 Amendment to Articles of Incorporation. (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014)

3.3	2013 Amendment to Articles of Incorporation. (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014)

3.4	Bylaws. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007)

10.1	License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. dated August 20, 2008.

10.2	Letter dated October 2, 2008 from Rice University amending the License Agreement contained in Exhibit 10.1

10.3	Agreement with Arizona State University executed by ASU on October 8, 2008 and executed by Solterra on September 18, 2008.

10.4	Letters dated November 5, 2009 and November 5, 2009 amending Rice University Agreement. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

10.5	License Agreement between The University of Arizona and the issuer dated July 2009. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2009).

10.6	Letter dated December 16, 2010 from Rice University amending the License Agreement contained in Exhibit 10.1 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010.)

10.7	Amendment to Exclusive Patent License Agreement between University of Arizona and Solterra Renewable Technologies (i.e. amendment to exhibit 10.7). (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010 filed on February 14, 2011.)

10.8	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K dated September 19, 2013)

10.9	License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K dated September 19, 2013)

10.10	Second Amendment to Issuer’s Agreement with University of Arizona. (Incorporated by reference to Form 10-K for the fiscal year ended June 30, 2012)

10.11	Employment Agreement — Stephen Squires. (Incorporated by reference to Form 8-K filed January 23, 2013)

10.12	Employment Agreement — David Doderer (Incorporated by reference to Form 8-K filed January 23, 2013)

10.13	Employment Agreement – Craig Lindberg (Incorporated by reference to Form 8-K filed June 17, 2015)

10.14	Agreement with Christopher Benjamin, former officer/director (Incorporated by reference to Form 10-Q for the quarter ended September 30, 2015)

10.15	Amended and Restated Employment Agreement – Stephen Squires (Incorporated by reference to Form 8-K filed December 15, 2015)

10.16	Amended and Restated Employment Agreement – David Doderer (Incorporated by reference to Form 8-K filed December 15, 2015)

10.17	Amended and Restated Employment Agreement – Craig Lindberg (Incorporated by reference to Form 8-K filed December 15, 2015)

10.18	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K filed April 1, 2016)

10.19	Amended License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K filed April 1, 2016)

10.20	Amended License Agreement by and between The University of Arizona and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K filed June 9, 2016)

10.21	Employment Agreement – Sri Peruvemba (Incorporated by reference to Form 8-K filed June 16, 2016)

10.22	Amended and Restated Employment Agreement – Stephen Squires (Incorporated by reference to Form 8-K filed June 16, 2016)

21.1	Subsidiaries of Registrant listing state of incorporation (Incorporated by reference to Form 10-K for fiscal year ended June 30, 2011)

23.1	Consent of Independent Registered Public Accounting Firm *

31(a)	Rule 13a-14(a) Certification — Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification — Principal Financial Officer *

32(a)	Section 1350 Certification — Principal Executive Officer *

32(b)	Section 1350 Certification — Principal Financial Officer *

99.1	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014)

99.2	2013 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014)

99.3	2015 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to the Registrant’s Proxy Statement (Form DEF 14A) filed on February 1, 2016)

101.INS	XBRL Instance Document *

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *

QUANTUM MATERIALS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Quantum Materials Corp.

We have audited the accompanying consolidated balance sheets of Quantum Materials Corp. as of June 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2016. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quantum Materials Corp. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WEAVER AND TIDWELL, L.L.P.

Houston, Texas

September 23, 2016

QUANTUM MATERIALS CORP.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2016	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$266,985	$673,839
Restricted cash	-	65,330
Accounts receivable	8,835	-
Prepaid expenses and other current assets	102,100	258,391
TOTAL CURRENT ASSETS	377,920	997,560

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $150,142 and $63,615	774,674	776,039

LICENSES AND PATENTS, net of accumulated amortization of $75,256 and $36,707	117,487	156,036

TOTAL ASSETS	$1,270,081	$1,929,635

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$617,292	$364,797
Accrued salaries	238,182	577,027
Notes payable	10,093	-
Current portion of convertible debentures, net of unamortized discount	407,702	-
TOTAL CURRENT LIABILITIES	1,273,269	941,824

CONVERTIBLE DEBENTURES, net of current portion and unamortized discount	1,039,656	258,838

TOTAL LIABILITIES	2,312,925	1,200,662

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $.001 par value, authorized 400,000,000 shares, 324,563,789 and 307,097,420 issued and outstanding at June 30, 2016 and 2015, respectively	324,564	307,097
Additional paid-in capital	28,415,843	24,099,177
Accumulated deficit	(29,783,251)	(23,677,301)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(1,042,844)	728,973

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,270,081	$1,929,635

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2016	2015

REVENUES	$240,835	$-

OPERATING EXPENSES
General and administrative	5,392,596	3,439,681
Research and development	305,703	64,460
TOTAL OPERATING EXPENSES	5,698,299	3,504,141

LOSS FROM OPERATIONS	(5,457,464)	(3,504,141)

OTHER (INCOME) EXPENSE
Change in fair value of derivative liabilities	-	(1,871,337)
Gain on settlement	(174,568)	(546,129)
Beneficial conversion expense	513,941	488,037
Interest expense, net	83,764	66,647
Accretion of debt discount	225,349	360,650
TOTAL OTHER EXPENSE (INCOME)	648,486	(1,502,132)

NET LOSS	$(6,105,950)	$(2,002,009)

LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	318,325,221	277,765,696

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity

Balances at June 30, 2014	256,582,767	$256,583	$18,290,201	$(21,675,292)	$(3,128,508)

Common stock issued for cash	15,081,815	15,081	1,514,363	-	1,529,444

Common stock issued for warrant exercises	9,298,390	9,298	603,074	-	612,372

Common stock issued for services	6,928,324	6,928	1,015,688	-	1,022,616

Common stock issued for debenture interest	561,679	562	40,006	-	40,568

Common stock issued for debenture conversions	24,416,667	24,417	1,700,583	-	1,725,000

Cancellation of Shares	(5,772,222)	(5,772)	(334,227)	-	(339,999)

Stock-based compensation	-	-	230,273	-	230,273

Beneficial conversion feature of debenture	-	-	488,037	-	488,037

Allocated value of warrants related to debenture	-	-	551,179	-	551,179

Net loss	-	-	-	(2,002,009)	(2,002,009)

Balances at June 30, 2015	307,097,420	$307,097	$24,099,177	$(23,677,301)	$728,973

Common stock issued for cash	1,000,000	1,000	99,000	-	100,000

Common stock issued for warrant and option exercises	13,454,669	13,455	411,223	-	424,678

Common stock issued for services	2,900,000	2,900	287,100	-	290,000

Cancellation of shares	(638,300)	(638)	(252,930)	-	(253,568)

Stock warrants issued in exchange for accrued salaries	-	-	821,979	-	821,979

Stock-based compensation	750,000	750	1,876,822	-	1,877,572

Beneficial conversion feature of debenture	-	-	513,941	-	513,941

Allocated value of warrants related to debenture	-	-	486,487	-	486,487

Stock warrants issued for services	-	-	73,044	-	73,044

Net loss	-	-	-	(6,105,950)	(6,105,950)

Balances at June 30, 2016	324,563,789	$324,564	$28,415,843	$(29,783,251)	$(1,042,844)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,105,950)	$(2,002,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	125,076	76,912
Amortization of debt issuance costs	15,203	-
Stock-based compensation	2,326,024	230,273
Stock issued for services	228,318	815,949
Stock issued for interest	-	40,568
Gain on settlement	(174,568)	(546,129)
Beneficial conversion feature	513,941	488,037
Change in fair value of derivative liability	-	(1,871,337)
Accretion of debt discount	225,349	360,650
Effects of changes in operating assets and liabilities:
Accounts receivable	(8,835)	-
Prepaid expenses and other current assets	228,066	(51,724)
Accounts payable and accrued expenses	247,354	181,113
NET CASH USED IN OPERATING ACTIVITIES	(2,380,022)	(2,277,697)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(85,162)	(523,068)
Purchase of license and patents	-	(137,743)
Change in restricted cash investments	65,330	(20)
NET CASH USED IN INVESTING ACTIVITIES	(19,832)	(660,831)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	485,500	2,141,816
Proceeds from issuance of convertible debentures	1,565,000	1,350,050
Proceeds from issuance of note payable	150,000	-
Debt issuance costs	(57,500)	-
Principal payments on note payable	(150,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,993,000	3,491,866

NET (DECREASE) INCREASE IN CASH	(406,854)	553,338

CASH AND CASH EQUIVALENTS, beginning of period	673,839	120,501

CASH AND CASH EQUIVALENTS, end of period	$266,985	$673,839

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

Revenue Recognition: The Company recognizes revenue from the sale of products and services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”

The Company recognizes revenue when product has been delivered and risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the fee is fixed or determinable. The assessment of whether the fee is fixed or determinable considers whether a significant portion of the fee is due after normal payment terms. If it is determined that the fee is not fixed or determinable, the Company recognizes revenue at the time the fee becomes due, provided that all other revenue recognition criteria have been met. Sales arrangements may contain customer-specific acceptance requirements for both products and services. In such cases, revenue is deferred at the time of delivery of the product or service and is recognized upon receipt of customer acceptance.

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

Accounts Receivable: Trade accounts receivables are recorded in accordance with terms and amounts specified in the related contracts on an ongoing basis. Management of the Company continually monitors accounts receivable for collectability issues. The Company evaluates the collectability of accounts receivable on a specific account basis using a combination of factors, including the age of the outstanding balances, evaluation of the customer’s financial condition, and discussions with relevant Company personnel and with the customers directly.

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

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line basis over the estimated useful lives of the various classes of assets as follows:

Furniture and fixtures	7 years
Computers and software	3 years
Machinery and equipment	3 - 10 years

Licenses and Patents: Licenses and patents are stated at cost. Amortization is computed on the straight-line basis over the estimated useful life of five years.

Asset Impairment: In accordance with Accounting Standards Codification (ASC) 360-10-35 “Impairment or Disposal of Long-Lived Assets”, the Company evaluates the recoverability of property and equipment if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value. There were no impairment charges in the consolidated statements of operations during the years ended June 30, 2016 and 2015.

Debt Issuance Costs: The costs related to the issuance of debt are presented on the balance sheet as a direct deduction from the related debt and amortized to interest expense using the effective interest method over the maturity period of the related debt. Accumulated amortization was $15,203 and $0 at June 30, 2016 and 2015, respectively. Amortization expense for the years ended June 30, 2016 and 2015 was $15,203 and $0, respectively. Amortization expense is projected to be $63,933 and $51,409 for the twelve months ended June 30, 2017 and 2018, respectively.

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

Derivative Instruments: The Company enters into financing arrangements which may consist of freestanding derivative instruments or hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the consolidated balance sheets and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, considering all of the rights and obligations of each instrument.

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

Research and Development Costs: Research and development (R&D) costs are expensed as incurred. These expenses include the costs of the Company’s proprietary R&D efforts, as well as costs incurred in connection with certain licensing arrangements. Research and development expense was $305,703 and $64,460 for the years ended June 30, 2016 and 2015, respectively.

Reclassifications: Certain amounts in the June 30, 2015 consolidated financial statements have been reclassified to conform to the classifications in the June 30, 2016 consolidated financial statements.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,
	2016	2015

Furniture and fixtures	$1,625	$1,625
Computers and software	11,447	11,447
Machinery and equipment	911,744	826,582
	924,816	839,654
Less: accumulated depreciation	150,142	63,615

Total property and equipment, net	$774,674	$776,039

Depreciation expense for the years ended June 30, 2016 and 2015 was $86,527 and $42,955, respectively.

NOTE 4 — LICENSES AND PATENTS

Licenses and patents consisted of the following:

	June 30,
	2016	2015

William Marsh Rice University	$40,000	$40,000
University of Arizona	15,000	15,000
Bayer acquired patents	137,743	137,743
	192,743	192,743
Less: accumulated amortization	75,256	36,707

Total licenses and patents, net	$117,487	$156,036

In August 2014, the Company acquired a patent portfolio from Bayer AG for $137,743 that included patents and patent applications covering the high volume manufacture of quantum dots, including heavy metal free, various methods for enhancing quantum dot performance, and a quantum dot based solar cell technology.

Amortization expense for the years ended June 30, 2016 and 2015 was $38,549 and $33,957, respectively. Amortization expense is projected to be $38,549, $38,549, $35,799 and $4,590 for the twelve months ended June 30, 2017 through 2020, respectively, and $0 thereafter.

NOTE 5 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of June 30, 2016 and 2015 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

The carrying amounts of cash and cash equivalents, accounts payable and current debt approximate their fair value due to the short maturity of those instruments.

Convertible Debentures

The Company measured the estimated fair value of the convertible debentures using significant other observable inputs, representative of a Level 2 fair value measurement, including the interest and conversion rates for the instruments. The following table sets forth the fair value of the Company’s convertible debentures as of June 30, 2016 and 2015:

	June 30,
	2016		2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Convertible debentures issued in September 2014	$25,050	$21,710	$25,050	$31,730
Convertible debentures issued in January 2015	$500,000	$1,083,333	$500,000	$1,583,333
Convertible debentures issued in April - June 2016	$1,565,000	$1,695,417	$-	$-

Derivative Liabilities

The Company has evaluated the application of ASC 815, “Derivatives and Hedging”, to the Convertible Debenture issued November 4, 2008. Based on the guidance in ASC 815, the Company concluded these instruments were required to be accounted for as derivatives as of July 1, 2009 due to the down round protection feature on the conversion price and the exercise price. The Company records the fair value of these derivatives on its consolidated balance sheets at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Change in fair value of derivative liabilities.” These derivative instruments were not designated as hedging instruments under ASC 815 and were categorized as Level 3 fair value assets. During the year ended June 30, 2015, the Company recognized a gain of $1,871,337 and is included in the statements of operations as change in fair value of derivative liabilities. Due to the conversion of the notes, at June 30, 2015 all of the Company’s derivative liabilities have been realized and there are no other derivative liabilities on outstanding convertible debentures as of June 30, 2016.

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended June 30, 2016 and 2015:

Derivative
Liabilities

Balance as of June 30, 2014	$1,871,337
Total unrealized gains or losses included in net loss	(1,871,337)

Balance as of June 30, 2015	-

Total realized gains or losses included in net loss	-

Balance as of June 30, 2016	$-

NOTE 6 — CONVERTIBLE DEBENTURES

The following table sets forth activity associated with the convertible debentures:

	June 30,
	2016	2015

Convertible debentures issued in November 2008	$-	$500,000
Convertible debentures issued in February 2014	-	400,000
Convertible debentures issued in September 2014	25,050	500,050
Convertible debentures issued in November 2014	-	350,000
Convertible debentures issued in January 2015	500,000	500,000
Convertible debentures issued in April - June 2016	1,565,000	-
	2,090,050	2,250,050
Less: amount converted to shares	-	1,725,000
Total convertible debentures outstanding	2,090,050	525,050
Less: unamortized discount	527,350	266,212
Less: debt issuance costs	115,342	-
	1,447,358	258,838
Less: current portion	407,702	-

Total convertible debentures, net of current portion	$1,039,656	$258,838

Future maturities of convertible debentures for each of the next five years and thereafter are as follows:

Year Ending June 30,
2017	$500,000
2018	1,565,000
2019	-
2020	25,050
2021	-
Thereafter	-

$2,090,050

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

Interest expense for the years ended June 30, 2016 and 2015 was $0 and $21,805, respectively.

As of June 30, 2016 and 2015, $0 of principal was outstanding.

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

In accounting for the above convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $95,603, recorded as debt discount. The debt discount is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the years ended June 30, 2016 and 2015 of $0 and $75,683, respectively. Interest expense for the years ended June 30, 2016 and 2015 was $0 and $18,762.

In January 2015, the holders of the $400,000 convertible debenture converted into 10,000,000 shares of common stock. As of June 30, 2016 and 2015, $0 of principal was outstanding.

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

In accounting for the above convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $203,074, recorded as debt discount. The debt discount is amortized using the effective interest rate method over the life of the loan, five years. The Company recognized accretion of debt discount expense for the years ended June 30, 2016 and 2015 of $0 and $203,074, respectively. The Company recognized a beneficial conversion expense for the years ended June 30, 2016 and 2015 of $0 and $230,309, respectively. Interest expense for the years ended June 30, 2016 and 2015 was $1,528 and $5,100, respectively.

In October 2014, $350,000 of the Debentures were converted into 2,333,333 shares of common stock and an equal number of warrants and in December 2014, $125,000 of the Debentures were converted into 833,334 shares of common stock and an equal number of warrants. As of June 30, 2016 and 2015, $25,050 of principal was outstanding.

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

The Company recognized a beneficial conversion expense for the years ended June 30, 2016 and 2015 of $0 and $105,833, respectively.

As of June 30, 2016 and 2015, $0 of principal was outstanding and on September 18, 2015, the Company notified the debenture holder that per the terms of the debenture, the debenture was deemed cancelled.

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $348,105, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the years ended June 30, 2016 and 2015 of $173,914 and $81,893, respectively. The effective interest rate used during the years ended June 30, 2016 and 2015 was approximately 9% and 15%, respectively. The Company recognized a beneficial conversion expense for the years ended June 30, 2016 and 2015 of $0 and $151,895, respectively. Interest expense for the years ended June 30, 2016 and 2015 was $40,110 and $18,192, respectively.

As of June 30, 2016, $500,000 of principal was outstanding.

April - June 2016 Convertible Debentures

During the fourth quarter of the year ended June 30, 2016, the Company sold 1,565 Units for total proceeds of $1,565,000 from three affiliated and fourteen non-affiliated parties. Each Unit consists of a $1,000 Unsecured Convertible Promissory Note (each, a “Note”) and a warrant to purchase 4,166 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a purchase price of $0.15 per share (each, a “Warrant”) over a period of five years. The Notes which were issued at face value have a maturity of two years from the date of issuance, bear interest at the rate of 8% per annum (the interest rate was previously reported as 6% on the Form 8-K filed on March 31, 2016) and are convertible into unregistered and restricted shares of Common Stock at $0.12 per-share, subject to normal and customary adjustments including (a) any subdivisions, combinations and classifications of the Common Stock; or (b) any payment, issuance or distribution by the Company to its stockholders of (i) a stock dividend, (ii) debt securities of the Company, or (iii) assets (other than cash dividends payable out of earnings or surplus in the ordinary course of business). The conversion price also is subject to a full ratchet adjustment upon the Company’s issuance of Common Stock, warrants, or rights to purchase Common Stock or securities convertible into Common Stock for a consideration per share which is less than the then applicable conversion price of the Notes excluding Common Stock and options issued to officers, directors, and employees of the Company, except for the exercise or conversion of existing convertible securities of the Company. In evaluating the accounting treatment of this anti-dilution feature, the Company believes that is has control over whether or not the anti-dilution feature will be exercised. The Company is able to decide on which type of financing is raised, and thus the Company can prevent the issuance of shares at a price below the anti-dilution strike price. The number of Warrants and exercise price is proportionately adjustable for events including subdivisions, combinations or consolidations, reclassifications, exchanges, mergers, and reorganizations.

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $486,487, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the year ended June 30, 2016 of $51,435. The effective interest rate used during the year ended June 30, 2016 was approximately 17%. The Company recognized a beneficial conversion expense for the year ended June 30, 2016 of $513,941. Interest expense for the year ended June 30, 2016 was $25,849.

As of June 30, 2016, $1,565,000 of principal was outstanding.

NOTE 7 — NOTES PAYABLE

Promissory Note

In February 2016 the Company issued an unsecured promissory note for $150,000 to a private individual at an interest rate of 0.5% per annum. The note was due May 5, 2016. Interest expense for the years ended June 30, 2016 and 2015 was $172 and $0, respectively. On May 6, 2016, the note was paid in full.

Note Payable – Insurance

In March 2016, to finance an insurance premium, the Company issued a negotiable promissory note for $20,024 at an interest rate of 4.87% per annum. Interest expense for the years ended June 30, 2016 and 2015 was $265 and $0, respectively. The note is due November 11, 2016. The balance outstanding at June 30, 2016 was $10,093.

NOTE 8 — EQUITY TRANSACTIONS

Common Stock

During the year ended June 30, 2016, the Company issued 1,000,000 shares of common stock for cash proceeds of $100,000. Additionally, investors exercised options and warrants to purchase 13,454,669 shares of common stock for cash proceeds of $385,500 and forgiveness of a liability of the Company of $39,178. Included were cashless exercises of 3,325,000 options and 8,217,634 warrants that resulted in the issuance of 2,146,629 and 4,056,612 shares of common stock, respectively.

During the year ended June 30, 2016, the Company granted 2,800,000 shares of common stock to consultants at the fair market value of $280,000. This was recognized as a prepaid asset and will be amortized to expense over the life of the agreement. Additionally, the Company granted 100,000 shares of common stock to consultants at the fair market value of $10,000 and was recognized as general and administrative expense.

During the year ended June 30, 2016, the Company cancelled 638,300 shares of common stock. See Note 17.

During the year ended June 30, 2015, the Company issued 15,081,815 shares of common stock for cash proceeds of $1,529,444. Additionally, investors exercised warrants to purchase 9,298,390 shares of common stock for cash proceeds of $517,705. Included in the 9,298,390 warrants exercised, 875,000 warrants were exercised in a cashless transaction with an allocated value of $94,667 recorded as additional paid in capital.

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

During the year ended June 30, 2015, the Company cancelled 5,772,222 shares of common stock. Of this amount, 2,600,000 shares are related to the settlement of a lawsuit with a former employee, see Note 16, and 3,172,222 shares are other cancellations that took place throughout the year.

Stock Warrants

A summary of activity of the Company’s stock warrants for the years ended June 30, 2016 and 2015 is presented below:

			Weighted
	Weighted		Average	Weighted
	Average		Remaining	Average
	Exercise	Number of	Contractual	Grant Date
	Price	Warrants	Term in Years	Fair Value

Balance as of June 30, 2014	$0.07	41,666,515		$0.08
Expired	0.06	(4,135,000)		0.07
Granted	0.11	21,391,859		0.18
Exercised	0.06	(9,581,723)		0.06
Cancelled	0.09	(1,056,818)		0.10

Balance as of June 30, 2015	$0.09	48,284,833		$0.13
Expired	0.08	(10,709,642)		0.09
Granted	0.10	17,572,843		0.13
Exercised	0.06	(15,469,062)		0.10
Cancelled	0.24	(416,667)		0.14

Balance as of June 30, 2016	$0.11	39,262,305	2.88	$0.15

Vested and exercisable as of June 30, 2016	$0.11	39,262,305	2.88	$0.15

During the years ended June 30, 2016 and 2015, 8,217,634 and 875,000 warrants were exercised in cashless transactions that resulted in the issuance of 4,056,612 and 591,667 shares of common stock, respectively.

Outstanding warrants at June 30, 2016 expire during the period September 2016 to June 2021 and have exercise prices ranging from $0.04 to $0.30.

Salaries Converted to Equity

During the year ended June 30, 2016, certain officers and employees converted accrued salaries of $409,667 into 6,827,778 warrants to purchase the Company’s common stock. The warrants are exercisable at $0.06 per share for a period of two years. The fair value of the stock warrants at the time of conversion was $821,979. The variance of $412,312 was recognized as stock-based compensation in general and administrative expense.

There were no salary conversions during the year ended June 30, 2015.

NOTE 9 — STOCK-BASED COMPENSATION

The Company follows ASC 718 “Compensation — Stock Compensation” for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In October 2009 the Board of Directors authorized the approval of a stock option plan covering 7,500,000 shares of common stock, which was increased to 10,000,000 shares in December 2009 and approved by stockholders in January 2010. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of June 30, 2016, 9,200,000 options have been granted, with terms ranging from five to ten years, and 250,000 have been cancelled.

In March 2012, 3,500,000 stock options, with a term of five years, were granted outside of a stock option plan.

In January 2013 the Board of Directors authorized the approval of a stock option plan covering 20,000,000 shares of common stock, which was increased to 60,000,000 shares in March 2013 and approved by stockholders in March 2013. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of June 30, 2016, 72,653,473 options have been granted, with terms ranging from three to ten years, 3,325,000 have been exercised and 12,703,225 have been cancelled.

On February 17, 2016, the Shareholders approved the 2015 Employee Benefit and Consulting Services Compensation Plan covering 15,000,000 shares. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of June 30, 2016, 300,000 options have been granted with terms of ten years.

In June 2016, 6,000,000 stock options, with a term of ten years, were granted outside of a stock option plan.

Incentive Stock Options: The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes-Merton valuation model. The volatility is based on expected volatility over the expected life of thirty-six to sixty months. Compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the Company has reduced the cost for estimated forfeitures based on historical forfeiture rates, which were between 14% and 16% during the year ended June 30, 2016. As the Company has not historically declared dividends, the dividend yield used in the calculation is zero. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton model.

The following assumptions were used for the years ended June 30, 2016 and 2015:

	Year Ended June 30,
	2016	2015

Expected volatility	143.92%	149.98%
Expected dividend yield	-	-
Risk-free interest rates	1.28%	1.71%
Expected term (in years)	3.0 to 5.0	5.0

The computation of expected volatility during the year ended June 30, 2016 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

A summary of the activity of the Company’s stock options for the years ended June 30, 2016 and 2015 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of June 30, 2014	$0.06	59,103,473		$0.09	$13,268,088
Expired	-	-		-
Granted	0.10	16,300,000		0.16
Exercised	-	-		-
Cancelled	0.05	(7,665,725)		0.08

Balance as of June 30, 2015	0.07	67,737,748		0.10	$8,357,574
Expired	-	-		-
Granted	0.14	16,250,000		0.13
Exercised	0.06	(3,325,000)		0.06
Cancelled	0.09	(5,287,500)		0.16

Balance as of June 30, 2016	$0.08	75,375,248	5.77	$0.11	$3,771,601

Vested and exercisable as of June 30, 2016	$0.06	58,291,914	3.65	$0.10	$3,849,101

Outstanding options at June 30, 2016 expire during the period March 2017 to June 2026 and have exercise prices ranging from $0.03 to $0.17.

Compensation expense associated with stock options of $1,566,630 and $28,903 for the years ended June 30, 2016 and 2015, respectively, was included in general and administrative expenses in the consolidated statements of operations. At June 30, 2016, the Company had 17,083,334 shares of nonvested stock option awards. The total cost of nonvested stock option awards which the Company had not yet recognized was $1,597,559 at June 30, 2016. Such amounts are expected to be recognized over a period of 3 years.

Restricted Stock: To encourage retention and performance, the Company granted certain employees restricted shares of common stock with a fair value per share determined in accordance with conventional valuation techniques, including but not limited to, arm’s length transactions, net book value or multiples of comparable company earnings before interest, taxes, depreciation and amortization, as applicable. Generally, the stock vests over a 3 year period. A summary of the activity of the Company’s restricted stock awards for the years ended June 30, 2016 and 2015 is presented below:

	Number of	Weighted
	Nonvested	Average
	Restricted	Grant Date
	Share Awards	Fair Value

Nonvested restricted shares outstanding at June 30, 2014	-	$-
Granted	1,500,000	0.42
Vested	-	-
Forfeited	-	-

Nonvested restricted shares outstanding at June 30, 2015	1,500,000	0.42
Granted	250,000	0.14
Vested	(750,000)	0.33
Forfeited	-	-

Nonvested restricted shares outstanding at June 30, 2016	1,000,000	$0.42

Compensation expense associated with restricted stock of $245,575 and $201,370 for the years ended June 30, 2016 and 2015, respectively, was included in general and administrative expenses in the consolidated statements of operations. The total cost of nonvested stock awards which the Company had not yet recognized was $218,055 at June 30, 2016. This amount is expected to be recognized over a period of 1.25 years.

Agreements with Officers and Employees: In June 2016, the Company’s officers and certain employees owning options to purchase 60,670,933 shares of the Company’s common stock entered into an agreement with the Company that such persons cannot exercise their options and the Company does not have to reserve for the issuance of shares of common stock underlying their options until the earlier of June 30, 2017 or the Company having unreserved shares sufficient for all outstanding options to be exercised. This could happen through an increase in authorized common shares, the cancellation of outstanding convertible notes or warrants, or a shareholder approved reverse stock split.

NOTE 10 — LOSS PER SHARE

The Company follows ASC 260, “Earnings Per Share” for share-based payments that are considered to be participating securities within the definition provided by the standard. All share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”).

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended June 30,
	2016	2015
Net loss	$(6,105,950)	$(2,002,009)

Weighted average common shares outstanding:
Basic and diluted	318,325,221	277,765,696

Basic and diluted loss per share	$(0.02)	$(0.01)

For the years ended June 30, 2016 and 2015, 39,262,305 and 48,284,833 stock warrants, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

For the years ended June 30, 2016 and 2015, 75,375,248 and 67,737,748 stock options, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

NOTE 11 — REVENUE

During the year ended June 30, 2016, the Company recognized revenue of $240,835. Of this amount, $225,000 is a result of the Company entering into a funded product development agreement (the “Agreement”) with leading global film manufacturer, Nitto Denko Corporation. The $225,000 represents full payment pursuant to the Agreement. The Company worked with Nitto Denko Corporation to develop quantum dot material, however the Agreement did not require specific deliverables by the Company. The Agreement did place certain restrictions on the Company’s ability to communicate with a limited number of specifically named businesses during the four month term of the agreement. Management does not believe the restrictions had a material negative effect on the Company’s business prospects.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

Agreement with University of Arizona

Solterra entered into an exclusive Patent License Agreement with the University of Arizona (“UA”) in July 2009. On June 8, 2016, Solterra entered into an amended license agreement with UA. Pursuant to UA License Agreement, as amended, Solterra is obligated to pay minimum annual royalties of $50,000 by December 31, 2016, $125,000 by June 30, 2017 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the consumer price index. Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. The UA License Agreements and subsequent amendments have been filed on Form 8-K and are incorporated by reference herein.

Agreement with Texas State University

The Company entered into a Service Agreement with Texas State University (“TSU”) by which the Company occupies certain office and lab space at TSU’s STAR Park (Science Technology and Advanced Research) Facility. The agreement is month-to-month and can be terminated with 30-days written notice of either party.

The following table summarizes future commitments of minimum royalties related to license agreements with universities:

License
Year Ended June 30,	Agreements

2017	$392,000
2018	848,750
2019	2,238,500
2020	3,938,600
2021	3,938,600
Thereafter	3,938,600

Total	$15,295,050

Operating Leases

The Company leases certain office and lab space under a month-to-month operating lease agreement.

Rental expense for the operating lease for the years ended June 30, 2016 and 2015 was $50,088 and $15,985, respectively.

NOTE 13 — CONCENTRATIONS

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

NOTE 14 — INCOME TAXES

The components of income tax expense/(benefit) were as follows:

Year Ended June 30,
	2016	2015
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	$-	$-
State	-	-
	-	-
	$-	$-

A reconciliation of the expected U.S. tax expense/(benefit) to income taxes is as follows:

	Year Ended June 30,
	2016	2015

Expected tax expense / (benefit) at U.S. statutory rate	$(2,076,023)	$(680,683)
Meals and entertainment	3,316	7,677
Derivatives	-	(636,255)
Beneficial conversion	174,740	165,933
Prior year NOL true-up adjustment	(353,215)	-
Stock option shortfall	8,900	-
Prior year warrant valuation adjustment	255,918	-
Change in valuation allowance	1,986,364	1,143,328
Total Income Tax Expense/(Benefit)	$-	$-

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

Components of deferred income taxes are as follows:

	June 30,
	2016	2015
Net operating losses - federal	$8,688,918	$7,110,765
Stock-based compensation	1,882,874	1,347,748
Depreciation of property, plant and equipment	(54,320)	(82,056)
Amortization of licenses and patents	4,206	8,738
Warrant Expense	(179,299)	-
Accrued Expenses	29,180	-
Valuation allowance	(10,371,559)	(8,385,195)
Net deferred tax assets/(liabilities)	$-	$-

As of June 30, 2016, the Company had approximately $25,556,000 in U.S. net operating loss (“NOL”) carryforwards that expire beginning in 2029. Under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules and aggregation rules which combine unrelated shareholders that do not individually own 5% or more of the corporation's stock into one or more “public groups” that may be treated as 5-percent shareholder) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). In general, the annual use limitation equals the aggregate value of common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The Company believes there is a 382 limitation on its NOLs that will substantially limit the use of its NOLs in the future. However, the Company is currently evaluating whether or not and when an “ownership change” has occurred and, if so, what the annual limitation on NOL will be in future periods. The Company has recorded a valuation allowance on the entire NOL as it believes that it is more likely than not that the deferred tax asset associated with the NOLs will not be realized regardless of whether an “ownership change” has occurred.

The Company files income tax returns in the United States and is subject to examination by income tax authorities for years 2008 to present.

NOTE 15 — SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Year Ended June 30,
	2016	2015

Cash paid for interest	$40,447	$23,698

Cash paid for income taxes	$-	$-

The following is supplemental disclosure of non-cash investing and financing activities:

	Year Ended June 30,
	2016	2015

Conversion of debentures into shares of common stock	$-	$1,725,000

Allocated value of warrants issued with convertible debentures	$486,487	$266,212

Stock warrants issued for conversion of accrued salaries	$409,667	$-

Prepaid expense paid in shares of common stock	$61,682	$206,667

Cancellation of shares	$-	$157,999

Financing of prepaid insurance	$10,093	$-

Stock warrants issued as debt issuance costs	$73,044	$-

NOTE 16 — LITIGATION

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

NOTE 17 — TRANSACTIONS WITH AFFILIATED PARTY

During the year ended June 30, 2016, the Company’s former CFO surrendered 638,300 shares of common stock and options to purchase an additional 987,500 shares in exchange for the cancellation of indebtedness to the Company aggregating $79,000. As a result of this surrender, the Company recorded a gain of $174,568 which is presented in the consolidated statements of operations as Gain on Settlement.

During the year ended June 30, 2016, the Company’s current CFO and two of the Company’s directors invested $15,000, $10,000, and $25,000 respectively in the convertible debentures issued April – June 2016 and described in Note 6.

During the year ended June 30, 2015, the Company sold 3,150,000 shares of common stock to family members of a key executive for total proceeds of $315,000.

NOTE 18 — RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current generally accepted accounting principles (GAAP) and replaces it with a principle-based approach for determining revenue recognition. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. Public business entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. Early adoption of this updated guidance is permitted as of the original effective date of December 31, 2016. The Company is in the process of evaluating the impact, if any, of the adoption of this guidance on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This ASU requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. It thus simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company has adopted this guidance effective for the year ended June 30, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases, which updates guidance on accounting for leases. The update requires that a lessee recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Similar to current guidance, the update continues to differentiate between finance leases and operating leases; however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The standards update is effective for interim and annual periods after December 15, 2018 with early adoption permitted. Entities are required to use a modified retrospective adoption, with certain relief provisions, for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements when adopted. The Company is in the process of evaluating the impact, if any, of the adoption of this guidance on its consolidated financial statements.

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

NOTE 19 - SUBSEQUENT EVENTS

In August 2016 the Company issued 200 Units of its previously announced private placement to a family member of a key executive for proceeds of $200,000. These Units are identical to the Units described in Note 6 under the heading “April - June 2016 Convertible Debentures”.

(b)       Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end
For the year ended	of period	expenses	accounts	Deductions	of period

June 30, 2015
Valuation allowance on deferred tax assets	$7,241,867	$1,143,328	$-	$-	$8,385,195

June 30, 2016
Valuation allowance on deferred tax assets	$8,385,195	$1,897,967	$88,397	$-	$10,371,559

All other financial schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

