Form 10-Q
period 2016-09-30
QUANTUM MATERIALS CORP.
filed 2016-11-14
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission File Number: 000-52956

QUANTUM MATERIALS CORP.

(Exact name of Registrant as specified in its charter)

Nevada	20-8195578
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3055 Hunter Road

San Marcos, Texas 78666

(Address of principal executive offices)

(713) 817-2675

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

As of November 10, 2016, there were 336,865,022 shares of common stock, $0.001 par value per share, outstanding.

QUANTUM MATERIALS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUM MATERIALS CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	June 30, 2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,694	$266,985
Accounts receivable	-	8,835
Prepaid expenses and other current assets	87,418	102,100
TOTAL CURRENT ASSETS	114,112	377,920

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $173,157 and $150,142	770,755	774,674

LICENSES AND PATENTS, net of accumulated amortization of $84,893 and $75,256	107,850	117,487

TOTAL ASSETS	$992,717	$1,270,081

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$994,947	$617,292
Accrued salaries	296,050	238,182
Deferred revenue	7,500	-
Notes payable, net of unamortized discount	92,936	10,093
Current portion of convertible debentures, net of unamortized discount	74,083	407,702
TOTAL CURRENT LIABILITIES	1,465,516	1,273,269

CONVERTIBLE DEBENTURES, net of current portion, unamortized discount and debt issuance costs	1,713,599	1,039,656

TOTAL LIABILITIES	3,179,115	2,312,925

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, authorized 400,000,000 shares, 325,513,789 and 324,563,789 issued and outstanding at September 30, 2016 and June 30, 2016, respectively	325,514	324,564
Additional paid-in capital	28,847,969	28,415,843
Accumulated deficit	(31,359,881)	(29,783,251)
TOTAL STOCKHOLDERS’ DEFICIT	(2,186,398)	(1,042,844)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$992,717	$1,270,081

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2016	2015
	(unaudited)

REVENUES	$5,000	$-

OPERATING EXPENSES
General and administrative	1,187,801	897,894
Research and development	145,459	90,331
TOTAL OPERATING EXPENSES	1,333,260	988,225

LOSS FROM OPERATIONS	(1,328,260)	(988,225)

OTHER EXPENSE (INCOME)
Gain on settlement	-	(174,568)
Beneficial conversion expense	69,917	-
Interest expense, net	65,165	11,105
Accretion of debt discount	113,288	42,187
TOTAL OTHER EXPENSE (INCOME)	248,370	(121,276)

NET LOSS	$(1,576,630)	$(866,949)

LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	325,030,637	307,812,314

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances at June 30, 2016	324,563,789	$324,564	$28,415,843	$(29,783,251)	$(1,042,844)

Common stock issued for services	250,000	250	24,750	-	25,000

Stock-based compensation	500,000	500	224,622	-	225,122

Beneficial conversion feature of debenture	-	-	69,917	-	69,917

Allocated value of common stock and warrants related to debenture	200,000	200	112,837	-	113,037

Net loss	-	-	-	(1,576,630)	(1,576,630)

Balances at September 30, 2016	325,513,789	$325,514	$28,847,969	$(31,359,881)	$(2,186,398)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2016	2015
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,576,630)	$(866,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	32,652	30,046
Amortization of debt issuance costs	15,509	-
Stock-based compensation	225,122	231,405
Stock issued for services	5,464	8,743
Gain on settlement	-	(174,568)
Beneficial conversion feature	69,917	-
Accretion of debt discount	113,288	42,187
Effects of changes in operating assets and liabilities:
Accounts receivable	8,835	-
Prepaid expenses and other current assets	41,625	70,952
Accounts payable and accrued expenses	435,523	193,759
Deferred revenue	7,500	225,000
NET CASH USED IN OPERATING ACTIVITIES	(621,195)	(239,425)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(19,096)	(35,149)
Change in restricted cash investments	-	65,330
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(19,096)	30,181

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	78,000
Proceeds from issuance of convertible debentures / promissory note	300,000	-
Proceeds from issuance of note payable	100,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	400,000	78,000

NET DECREASE IN CASH	(240,291)	(131,244)

CASH AND CASH EQUIVALENTS, beginning of period	266,985	673,839

CASH AND CASH EQUIVALENTS, end of period	$26,694	$542,595

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

The consolidated financial statements of the Company as of and for the three months ended September 30, 2016 are unaudited and have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2016. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. In the opinion of management, the accompanying unaudited financial information includes all adjustments necessary for a fair presentation of the interim financial information. Operating results for the interim periods are not necessarily indicative of the results of any subsequent periods. Certain information in the footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted for the interim periods presented under the United States Securities and Exchange Commission (“SEC”) rules and regulations. As such, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.

Nature of Operations

The Company is a nanotechnology company specializing in the design, development, production and supply of quantum dots, including tetrapod quantum dots, a high performance variant of quantum dots, and highly uniform nanoparticles, using its patented automated continuous flow production process. Quantum dots and other nanoparticles are expected to be increasingly utilized in a range of applications in the life sciences, television and display, solid state lighting, solar energy, battery, security ink, and sensor sectors of the market. Key uncertainties and risks to the Company include, but are not limited to, if and how quickly various industries adopt and fully embrace quantum dot technology and technological changes, including those developed by the Company’s competitors, rendering the Company’s technology uncompetitive or obsolete.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2016	June 30, 2016
	(unaudited)

Furniture and fixtures	$1,625	$1,625
Computers and software	11,447	11,447
Machinery and equipment	930,840	911,744
	943,912	924,816
Less: accumulated depreciation	173,157	150,142

Total property and equipment, net	$770,755	$774,674

Depreciation expense for the three months ended September 30, 2016 and 2015 was $23,015 and $20,409, respectively.

NOTE 3 – LICENSES AND PATENTS

Licenses and patents consisted of the following:

	September 30, 2016	June 30, 2016
	(unaudited)

William Marsh Rice University	$40,000	$40,000
University of Arizona	15,000	15,000
Bayer acquired patents	137,743	137,743
	192,743	192,743
Less: accumulated amortization	84,893	75,256

Total licenses and patents, net	$107,850	$117,487

Amortization expense for the three months ended September 30, 2016 and 2015 was $9,637 and $9,637, respectively.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-04 “Fair Value Measurement” as it relates to financial assets and financial liabilities, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of September 30, 2016 and June 30, 2016 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

The carrying amounts of cash and cash equivalents, accounts payable and current debt approximate their fair value due to the short maturity of those instruments.

Convertible Debentures

The Company measured the estimated fair value of the convertible debentures using significant other observable inputs, representative of a Level 2 fair value measurement, including the interest and conversion rates for the instruments. The following table sets forth the fair value of the Company’s convertible debentures as of September 30, 2016 and June 30, 2016:

	September 30, 2016		June 30, 2016
	(unaudited)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Convertible debentures issued in September 2014	$25,050	$22,525	$25,050	$21,710
Convertible debentures issued in January 2015	$500,000	$833,333	$500,000	$1,083,333
Convertible debentures issued in April - June 2016	$1,565,000	$1,459,503	$1,565,000	$1,695,417
Convertible debenture issued in August 2016	$200,000	$177,031	$-	$-
Convertible promissory note issued in September 2016	$100,000	$96,019	$-	$-

The Company is not a party to any hedge arrangements or commodity swap agreements.

NOTE 5 – CONVERTIBLE DEBENTURES

The following table sets forth activity associated with the convertible debentures:

	September 30, 2016	June 30, 2016
	(unaudited)

Convertible debentures issued in September 2014	$25,050	$25,050
Convertible debentures issued in January 2015	500,000	500,000
Convertible debentures issued in April - June 2016	1,565,000	1,565,000
Convertible debenture issued in August 2016	200,000	-
Convertible promissory note issued in September 2016	100,000	-
	2,390,050	2,090,050
Less: amount converted to shares	-	-
Total convertible debentures outstanding	2,390,050	2,090,050
Less: unamortized discount	502,535	527,350
Less: debt issuance costs	99,833	115,342
	1,787,682	1,447,358
Less: current portion	74,083	407,702

Total convertible debentures, net of current portion	$1,713,599	$1,039,656

September 2014 Convertible Debenture

Between September 16, 2014 and October 28, 2014, the Company entered into Convertible Debenture Agreements to obtain a total of $500,050 in gross proceeds from five non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures have terms of five years maturing between September 16, 2019 and October 30, 2019. The Debentures bear interest at the rate of 6% per annum and are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.15 per share at any date, and will receive an equal number of warrants having a strike price of $0.30 per share and a term of five years.

Interest expense for the three months ended September 30, 2016 and 2015 was $384 and $384, respectively.

As of September 30, 2016, $25,050 of principal was outstanding.

January 2015 Convertible Debenture

On January 15, 2015, the Company entered into Convertible Debenture Agreements to obtain $500,000 in gross proceeds from two non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures have a term of two years maturing on January 15, 2017 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.06 per share at any date. The Debenture Holders received 6,250,000 common stock warrants exercisable at $0.06 per share through January 15, 2017. The debt is secured by a security interest in certain microreactor equipment. The Agreement also provides for the investors to have the right to appoint one member to the Company’s Board of Directors in the event that any one of the aforementioned debentures are converted into common stock of the Company.

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $348,105, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the three months ended September 30, 2016 and 2015 of $45,689 and $42,187, respectively. Interest expense for the three months ended September 30, 2016 and 2015 was $10,082 and $10,082, respectively.

As of September 30, 2016, $500,000 of principal was outstanding. On October 10, 2016 the maturity date of the debentures was extended to January 15, 2018 and were reclassified as non-current on the consolidated balance sheet.

April – June and August 2016 Convertible Debentures

During the fourth quarter of the year ended June 30, 2016, the Company sold 1,565 Units for total proceeds of $1,565,000 from three affiliated and fourteen non-affiliated parties. In August 2016 the Company sold 200 additional Units for total proceeds of $200,000. Each Unit consists of a $1,000 Unsecured Convertible Promissory Note (each, a “Note”) and a warrant to purchase 4,166 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a purchase price of $0.15 per share (each, a “Warrant”) over a period of five years. The Notes which were issued at face value have a maturity of two years from the date of issuance, bear interest at the rate of 8% per annum and are convertible into unregistered and restricted shares of Common Stock at $0.12 per-share, subject to normal and customary adjustments including (a) any subdivisions, combinations and classifications of the Common Stock; or (b) any payment, issuance or distribution by the Company to its stockholders of (i) a stock dividend, (ii) debt securities of the Company, or (iii) assets (other than cash dividends payable out of earnings or surplus in the ordinary course of business). The conversion price also is subject to a full ratchet adjustment upon the Company’s issuance of Common Stock, warrants, or rights to purchase Common Stock or securities convertible into Common Stock for a consideration per share which is less than the then applicable conversion price of the Notes excluding Common Stock and options issued to officers, directors, and employees of the Company, except for the exercise or conversion of existing convertible securities of the Company. In evaluating the accounting treatment of this anti-dilution feature, the Company believes that is has control over whether or not the anti-dilution feature will be exercised. The Company is able to decide on which type of financing is raised, and thus the Company can prevent the issuance of shares at a price below the anti-dilution strike price. The number of Warrants and exercise price is proportionately adjustable for events including subdivisions, combinations or consolidations, reclassifications, exchanges, mergers, and reorganizations.

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $543,548, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the three months ended September 30, 2016 and 2015 of $62,104 and $0, respectively. The Company recognized a beneficial conversion expense for the three months ended September 30, 2016 and 2015 of $40,394 and $0, respectively. Interest expense for the three months ended September 30, 2016 and 2015 of $33,685 and $0, respectively.

As of September 30, 2016, $1,765,000 of principal was outstanding.

September 2016 Convertible Promissory Note

In September 2016 the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $100,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for 200,000 unregistered and restricted shares of common stock of the Company and a convertible promissory note in the principal amount of $100,000. The Note Holder received 250,000 common stock warrants exercisable at $0.12 per share through September 15, 2019. The promissory note has a term of eight months maturing on May 15, 2017 and stipulates a one-time interest charge of eight percent (8%) shall be applied on the issuance date to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company allocated the fair value of the common stock and warrants to the proceeds received in the amount of $29,522, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2016 and 2015 of $3,605 and $0, respectively. The Company recognized a beneficial conversion expense for the three months ended September 30, 2016 and 2015 of $29,523 and $0, respectively. Interest expense for the three months ended September 30, 2016 and 2015 of $5,378 and $0, respectively.

As of September 30, 2016, $100,000 of principal was outstanding.

Debt Issuance Costs

The costs related to the issuance of debt are presented on the balance sheet as a direct deduction from the related debt and amortized to interest expense using the effective interest method over the maturity period of the related debt. Amortization expense for the three months ended September 30, 2016 and 2015 was $15,509 and $0, respectively.

NOTE 6 – NOTES PAYABLE

Promissory Note

In September 2016 the Company issued an unsecured promissory note for proceeds of $100,000. The note bears 0% interest and the Company issued 416,667 common stock warrants exercisable at $0.15 per share through September 29, 2021. The note was due October 13, 2016 and was repaid on October 11, 2016.

In accounting for the promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $26,454, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, fourteen days. The Company recognized accretion of debt discount expense for the three months ended September 30, 2016 and 2015 of $1,890 and $0, respectively.

As of September 30, 2016, $100,000 of principal was outstanding. See Note 13 for additional information.

Note Payable – Insurance

In March 2016, to finance an insurance premium, the Company issued a negotiable promissory note for $20,024 at an interest rate of 4.87% per annum. The note is due November 11, 2016. The balance outstanding at September 30, 2016 was $5,067.

In August 2016, to finance an insurance premium, the Company issued a negotiable promissory note for $13,959 at an interest rate of 4.87% per annum. The note is due May 5, 2017. The balance outstanding at September 30, 2016 was $12,433.

NOTE 7 – EQUITY TRANSACTIONS

Common Stock

During the three months ended September 30, 2016, the Company granted 250,000 shares of common stock to consultants at the fair market value of $25,000. This was recognized as a prepaid asset and will be amortized to expense over the life of the agreement.

Stock Warrants

A summary of activity of the Company’s stock warrants for the three months ended September 30, 2016 is presented below:

			Weighted
	Weighted		Average	Weighted
	Average		Remaining	Average
	Exercise	Number of	Contractual	Grant Date
	Price	Warrants	Term in Years	Fair Value

Balance as of June 30, 2016	$0.11	39,262,305		$0.15
Expired	0.18	(555,555)		0.14
Granted	0.14	1,499,867		0.11
Exercised	-	-		-
Cancelled	-	-		-

Balance as of September 30, 2016	$0.11	40,206,617	2.79	$0.15

Vested and exercisable as of September 30, 2016	$0.11	40,206,617	2.79	$0.15

Outstanding warrants at March 31, 2016 expire during the period May 2016 to November 2019 and have exercise prices ranging from $0.04 to $0.30.

NOTE 8 – STOCK-BASED COMPENSATION

The Company follows FASB Accounting Standards Codification (“ASC”) 718 “Compensation — Stock Compensation” for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In October 2009 the Board of Directors authorized the approval of a stock option plan covering 7,500,000 shares of common stock, which was increased to 10,000,000 shares in December 2009 and approved by stockholders in January 2010. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of September 30, 2016, 9,200,000 options have been granted, with terms ranging from five to ten years, and 250,000 have been cancelled.

In March 2012, 3,500,000 stock options, with a term of five years, were granted outside of a stock option plan.

In January 2013 the Board of Directors authorized the approval of a stock option plan covering 20,000,000 shares of common stock, which was increased to 60,000,000 shares in March 2013 and approved by stockholders in March 2013. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of September 30, 2016, 72,653,473 options have been granted, with terms ranging from five to ten years, 3,325,000 have been exercised and 12,703,225 have been cancelled.

On February 17, 2016, the Shareholders approved the 2015 Employee Benefit and Consulting Services Compensation Plan covering 15,000,000 shares. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of September 30, 2016, 2,750,000 options have been granted with terms ranging from five to ten years.

In June 2016, 6,000,000 stock options, with a term of ten years, were granted outside of a stock option plan.

Incentive Stock Options: The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes-Merton valuation model. The volatility is based on expected volatility over the expected life of thirty-six to sixty months. Compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the Company has reduced the cost for estimated forfeitures based on historical forfeiture rates, which were between 14% and 16% during the three months ended September 30, 2016. As the Company has not historically declared dividends, the dividend yield used in the calculation is zero. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton model.

The following assumptions were used for the periods indicated:

	Three Months Ended
	September 30,
	2016	2015

Expected volatility	141.15%	148.50%
Expected dividend yield	-	-
Risk-free interest rates	1.20%	1.44%
Expected term (in years)	5.0	5.0

The computation of expected volatility during the three months ended September 30, 2016 and 2015 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

A summary of the activity of the Company’s stock options for the three months ended September 30, 2016 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of June 30, 2016	$0.08	75,375,248		$0.11	$3,771,601
Expired	-	-		-
Granted	0.12	2,450,000		0.10
Exercised	-	-		-
Cancelled	-	-		-

Balance as of September 30, 2016	$0.08	77,825,248	5.43	$0.11	$1,461,343

Vested and exercisable as of September 30, 2016	$0.06	58,625,246	3.74	$0.10	$2,077,010

Outstanding options at September 30, 2016 expire during the period March 2017 to June 2026 and have exercise prices ranging from $0.03 to $0.17.

Compensation expense associated with stock options for the three months ended September 30, 2016 and 2015 was $172,190 and $178,474, respectively, and was included in general and administrative expenses in the consolidated statements of operations. At September 30, 2016, the Company had 19,200,002 shares of nonvested stock option awards. The total cost of nonvested stock option awards which the Company had not yet recognized was $1,610,427 at September 30, 2016. Such amounts are expected to be recognized over a period of 2.75 years.

Restricted Stock: To encourage retention and performance, the Company granted certain employees restricted shares of common stock with a fair value per share determined in accordance with conventional valuation techniques, including but not limited to, arm’s length transactions, net book value or multiples of comparable company earnings before interest, taxes, depreciation and amortization, as applicable. Generally, the stock vests over a 3 year period. A summary of the activity of the Company’s restricted stock awards for the three months ended September 30, 2016 is presented below:

	Number of
	Nonvested,	Weighted
	Nonissued	Average
	Restricted	Grant Date
	Share Awards	Fair Value

Nonvested, nonissued restricted shares outstanding at June 30, 2016	1,000,000	$0.42
Granted	-	-
Vested	(500,000)	0.42
Forfeited	-	-

Nonvested, nonissued restricted shares outstanding at September 30, 2016	500,000	$0.42

Compensation expense associated with restricted stock for the three months ended September 30, 2016 and 2015 was $52,932 and $52,931, respectively, and was included in general and administrative expenses in the consolidated statements of operations. The total cost of nonvested stock awards which the Company had not yet recognized was $165,123 at September 30, 2016. This amount is expected to be recognized over a period of 1 year.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	September 30,
	2016	2015
	(unaudited)

Net loss	$(1,576,630)	$(866,949)

Weighted average common shares outstanding:
Basic and diluted	325,030,637	307,812,314

Basic and diluted loss per share	$(0.00)	$(0.00)

For the three months ended September 30, 2016 and 2015, 40,206,617 and 46,091,776 stock warrants, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

For the three months ended September 30, 2016 and 2015, 77,825,248 and 64,425,248 stock options, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

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

The Rice License Agreements, as amended, require the payment of certain patent fees to Rice and for QMC and Solterra to meet certain milestones by specific dates. Pursuant to the Solterra Rice License Agreement, as amended, Rice is entitled to receive, during the term, certain royalties of adjusted gross sales (as defined therein) ranging from 2% to 4% for photovoltaic cells and 7.5% of adjusted gross sales for QDs sold in electronic and medical applications. Additionally, minimum royalties payable under the Solterra Rice License Agreement include $100,000 due January 1, 2017, $356,250 due January 1, 2018, $1,453,500 due January 1, 2019, $3,153,600 due January 1, 2020 and each January 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. Such minimum royalty payments shall be credited against royalties due in each respective royalty year, January 1 to December 31, following the due date. Pursuant to the QMC Rice License Agreement, as amended, Rice is entitled to receive, during the term, a royalty of 7.5% of adjusted gross sales for QDs sold in electronic and medical applications. Additionally, minimum royalties payable under the QMC Rice License Agreement include $117,000 due January 1, 2017, $292,500 due January 1, 2018, $585,000 due January 1, 2019 and each January 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. Such minimum royalty payments shall be credited against royalties due in each respective royalty year, January 1 to December 31, following the due date. The Rice License Agreements and subsequent amendments have been filed on Form 8-K and are incorporated by reference herein.

Agreement with University of Arizona

Solterra entered into an exclusive Patent License Agreement with the University of Arizona (“UA”) in July 2009. On June 8, 2016, Solterra entered into an amended license agreement with UA. Pursuant to UA License Agreement, as amended, Solterra is obligated to pay minimum annual royalties of $50,000 by December 31, 2016, $125,000 by June 30, 2017 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the consumer price index. Such minimum royalty payments shall be credited against royalties due in each respective royalty year, July 1 to June 30, following the due date. Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. The UA License Agreements and subsequent amendments have been filed on Form 8-K and are incorporated by reference herein.

Agreement with Texas State University

The Company entered into a Service Agreement with Texas State University (“TSU”) by which the Company occupies certain office and lab space at TSU’s STAR Park (Science Technology and Advanced Research) Facility. The agreement is month-to-month and can be terminated with 30-days written notice of either party.

NOTE 11 – INCOME TAX

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

As of September 30, 2016, the Company had approximately $27,000,000 in U.S. net operating loss (“NOL”) carryforwards that expire beginning in 2029. Under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), a corporation that undergoes an “ownership change”, as defined therein, is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. The Company believes there is a 382 limitation on its NOLs that will substantially limit the use of its NOLs in the future, including disallowing the use of a material portion of its NOLs. However, the Company is currently evaluating whether an “ownership change” has occurred and, if so, what the annual limitation on NOL will be in future periods. The Company anticipates this evaluation to be complete by the end of the second quarter of this fiscal year. The Company has recorded a valuation allowance on the entire NOL as it believes that it is more likely than not that the deferred tax asset associated with the NOLs will not be realized regardless of whether an “ownership change” has occurred.

When a company operates in a jurisdiction that generates ordinary losses but does not expect to realize them, ASC 740-270-30-36(a) requires the exclusion of the respective jurisdiction from the overall annual effective tax rate (“AETR”) calculation and instead, a separate AETR should be computed. The Company operates in one jurisdiction and has determined that its deferred tax assets are not realizable on a more likely than not basis and has recorded a full valuation allowance.The effective income tax rate for the three months ended September 30, 2016 and 2015 was 0%.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Three Months Ended
	September 30,
	2016	2015
	(unaudited)

Cash paid for interest	$128	$-

Cash paid for income taxes	$-	$-

The following is supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended
	September 30,
	2016	2015
	(unaudited)

Allocated value of common stock and warrants issued with convertible debentures	$86,383	$-

Prepaid expense paid in shares of common stock	$19,536	$231,257

Financing of prepaid insurance	$7,407	$-

NOTE 13 – TRANSACTIONS WITH AFFILIATED PARTY

During the three months ended September 30, 2016, the Company issued a convertible debenture to a family member of a key executive for proceeds of $200,000. This transaction is described in more detail in Note 5 under the heading “April – June and August 2016 Convertible Debenture”.

In September 2016, the Company’s Chief Financial Officer loaned the Company $100,000 to provide short-term bridge financing. This transaction is described in more detail in Note 6 under the heading “Promissory Note”. The Company repaid the loan on October 11, 2016.

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

NOTE 14 – RECENTLY ISSUED ACCOUNTING STANDARDS

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This ASU requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. It thus simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company adopted this guidance effective for the year ended June 30, 2016.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current generally accepted accounting principles (GAAP) and replaces it with a principle-based approach for determining revenue recognition. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. Public business entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. Early adoption of this updated guidance is permitted as of the original effective date of December 31, 2016. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NOTE 15 - SUBSEQUENT EVENTS

On October 10, 2016, the Company and holders of the January 2015 Convertible Debentures and warrants entered into an agreement to (i) amend the convertible debentures to extend the maturity date to January 15, 2018, (ii) amend certain warrants to permit the cashless exercise by the holders into 2,500,000 shares and to terminate the warrants upon the cashless exercise, and (iii) exercise certain warrants by the holders with cash settlement into 6,250,000 shares. For additional information, please refer to the Form 8-K filed with the Securities and Exchange Commission on October 14, 2016.

On November 8, 2016, the Company signed a $9.75 million purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). The Company also entered into a registration rights agreement (the “RRA”) with Lincoln Park whereby the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission (“SEC”) covering the shares of the Company’s common stock that may be issued to Lincoln Park under the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Lincoln Park 1,750,000 shares of common stock as a commitment fee. The Purchase Agreement may be terminated by the Company at any time and without any cost to the Company. The proceeds received by the Company under the Purchase Agreement are expected to be used for any corporate purpose at the sole discretion of the Company. For more information, please see the Form 8-K filed with the SEC on November 10, 2016 and incorporated herein by reference.

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

The following discussion should be read in conjunction with the Company’s risk factors, consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Form 10-K filed September 23, 2016 for the fiscal year ended June 30, 2016. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company’s actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the period ended September 30, 2016 have been included.

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

Liquidity and Capital Resources

As of September 30, 2016 we had a working capital deficit of $1,351,404, with total current assets and liabilities of $114,112 and $1,465,516, respectively. Included in the liabilities are $296,050 that is owed to our officers, directors and employees for services rendered and accrued through September 30, 2016, $74,083 of convertible debentures, net of unamortized discount and $92,936 of notes payable, net of unamortized discount, that are due within one year. As a result, we have relied on financing through the issuance of common stock and convertible debentures.

As of September 30, 2016, we have cash and cash equivalent assets of $26,694 and continue to incur losses in operations. Over the past five years we have primarily relied on sales of common stock and debt instruments to support operations as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into securities of the Company. Management believes it may be necessary for the Company to rely on external financing to supplement working capital in order to meet the Company’s liquidity needs in fiscal year 2017 and 2018; the success of securing such financing on terms acceptable to the Company cannot be assured. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Three Months Ended
	September 30,
	2016	2015
	(unaudited)

Operating activities	$(621,195)	$(239,425)
Investing activities	$(19,096)	$30,181
Financing activities	$400,000	$78,000

Operating Activities: Net cash used in operating activities was $621,195 for the three months ended September 30, 2016 compared to $239,425 for the same period of 2015, a decrease of $381,770. The decrease was primarily driven by a decrease in deferred revenue.

Investing Activities: Net cash used in investing activities was $19,096 for the three months ended September 30, 2016 compared to net cash provided by investing activities of $30,181 for the same period of 2015, a net decrease in cash of $49,277. The decrease is primarily the result of receipt of restricted cash investment in the three months ended September 30, 2015, offset by fewer purchases of property and equipment during the three months ended September 30, 2016.

Financing Activities: Net cash provided by financing activities was $400,000 for the three months ended September 30, 2016 compared to $78,000 for the same period of 2015, an increase of $322,000. The increase is due to proceeds received from convertible debentures and notes payable.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes we will be able to meet our obligations and continue our operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to reflect the carrying value and classification of assets and liabilities should we be unable to continue as a going concern. As of September 30, 2016, we had not yet achieved profitable operations, had a working capital deficit of $1,351,404 and expect to incur further losses in the development of the business, all of which casts substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We continue to explore available financing options, including, without limitation, the sale of equity, debt borrowing and/or the receipt of product licensing fees and royalties. We can provide no assurances that future financing, if needed, will be obtained on terms satisfactory to us, if at all. In this respect, see Note 1 in our notes to the unaudited consolidated financial statements for additional information as to the possibility that we may not be able to continue as a going concern.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

General and administrative expenses

During the three months ended September 30, 2016 the Company incurred $1,187,801 of general and administrative expenses, an increase of $289,907 from the $897,894 recorded for the three months ended September 30, 2015. The increase in general and administrative expenses was primarily due to increases in compensation and legal and audit expenses.

Included in general and administrative expenses for the three months ended September 30, 2016 was compensation of $421,201, legal and audit fees of $262,620, other professional fees of $97,460, travel expense of $8,874, corporate expense of $139,872 and stock-based compensation of $225,122. Included in general and administrative expenses for the three months ended September 30, 2015 was compensation of $262,649, legal and audit fees of $135,006, other professional fees of $128,001, travel expense of $25,841, corporate expense of $84,946 and stock-based compensation of $231,405.

Research and development expenses

During the three months ended September 30, 2016 the Company incurred $145,459 of research and development expenses, an increase of $55,128 from the $90,331 recorded for the three months ended September 30, 2015. The increase is primarily due to increased expenditures for lab equipment, chemicals and consumables in the San Marcos facility.

Beneficial conversion feature on convertible debenture

During the three months ended September 30, 2016 the Company incurred $69,917 of beneficial conversion expense compared to $0 recorded for the three months ended September 30, 2015. During the three months ended September 30, 2015 the Company did not enter into any convertible debenture agreements, whereas in the three months ended September 30, 2016, the company entered into convertible debenture agreements that contained beneficial conversion features. See Note 5.

Interest expense

Interest expense recorded for the three months ended September 30, 2016 was $65,165 compared to $11,105 in the three months ended September 30, 2015.

Interest expense recorded in the three months ended September 30, 2016 is primarily related to the 8% interest associated with the $500,000 convertible debentures issued in January 2015 and the 8% interest and amortization of debt issuance costs associated with the $1,565,000 convertible debentures issued during the fourth quarter of 2016.

Interest expense recorded in the three months ended September 30, 2015 relates to the 8% interest associated with the $500,000 convertible debentures issued in January 2015 and the 6% interest associated with the $25,050 convertible debenture issued in September 2014.

Accretion of debt discount

During the three months ended September 30, 2016 the Company recorded $113,288 of accretion of debt discount expense, an increase of $71,101 from the $42,187 recorded for the three months ended September 30, 2015.

Accretion of debt discount expense recorded in the three months ended September 30, 2016 is primarily related to the discount recorded on the $500,000 convertible debentures issued in January 2015 and the discount recorded on the $1,565,000 convertible debentures issued during the fourth quarter of 2016.

Accretion of debt discount expense recorded in the three months ended September 30, 2015 is related to the discount recorded on the $500,000 convertible debentures issued in January 2015.

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended
	September 30,
	2016	2015
	(unaudited)
Statement of Operations Information:
Revenues	$5,000	$-
General and administrative	1,187,801	897,894
Research and development	145,459	90,331
Gain on settlement	-	(174,568)
Beneficial conversion expense	69,917	-
Interest expense, net	65,165	11,105
Accretion of debt discount	113,288	42,187

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not subject to any material legal proceedings.

Item 1A. Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From July 1, 2016 to September 30, 2016, we had the following sales of unregistered equity securities:

			Consideration Received and
			Description of Underwriting or		If Option, Warrant or
			Other Discounts to Market		Convertible Security,
	Title of		Price or Convertible Security	Exemption from	Terms of Exercise or
Date of Sale	Security	Number Sold	Afforded to Purchases	Registration Claimed	Conversion

August 2016	Common Stock	500,000	Shares issued as stock-based compensation; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2016	Common Stock	250,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2016	Common Stock Warrants	833,200	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.15 per share through August 23, 2021
September 2016	Common Stock	200,000	Shares issued with convertible promissory note	Section 4(2); and/or Rule 506	Not applicable
September 2016	Common Stock Options	2,450,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.12 per share through September 20, 2021
September 2016	Common Stock Warrants	250,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through September 15, 2019
September 2016	Common Stock Warrants	416,667	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.15 per share through September 29, 2021

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits (items indicated by an (*) are filed herewith)

The following exhibits are all previously filed in connection with our Form 8-K filed November 10, 2008, unless otherwise noted.

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 15, 2008, by and among Quantum Materials Corp., Solterra Renewable Technologies, Inc., the shareholders of Solterra and Greg Chapman, as Indemnitor.

3.1	Articles of Incorporation. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007.)

3.2	2010 Amendment to Articles of Incorporation. (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014.)

3.3	2013 Amendment to Articles of Incorporation. (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014.)

3.4	Bylaws. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007.)

10.1	License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. dated August 20, 2008.

10.2	Letter dated October 2, 2008 from Rice University amending the License Agreement contained in Exhibit 10.1.

10.3	Agreement with Arizona State University executed by ASU on October 8, 2008 and executed by Solterra on September 18, 2008.

10.4	Letters dated November 5, 2009 and November 5, 2009 amending Rice University Agreement. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

10.5	License Agreement between The University of Arizona and the issuer dated July 2009. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2009.)

10.6	Letter dated December 16, 2010 from Rice University amending the License Agreement contained in Exhibit 10.1 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010.)

10.7	Amendment to Exclusive Patent License Agreement between University of Arizona and Solterra Renewable Technologies (i.e. amendment to exhibit 10.7). (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010 filed on February 14, 2011.)

10.8	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K dated September 19, 2013.)

10.9	License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K dated September 19, 2013.)

10.10	Second Amendment to Issuer’s Agreement with University of Arizona. (Incorporated by reference to Form 10-K for the fiscal year ended June 30, 2012.)

10.11	Employment Agreement — Stephen Squires. (Incorporated by reference to Form 8-K filed January 23, 2013.)

10.12	Employment Agreement — David Doderer (Incorporated by reference to Form 8-K filed January 23, 2013.)

10.13	Employment Agreement – Craig Lindberg (Incorporated by reference to Form 8-K filed June 17, 2015.)

10.14	Agreement with Christopher Benjamin, former officer/director (Incorporated by reference to Form 10-Q for the quarter ended September 30, 2015.)

10.15	Amended and Restated Employment Agreement – Stephen Squires (Incorporated by reference to Form 8-K filed December 15, 2015.)

10.16	Amended and Restated Employment Agreement – David Doderer (Incorporated by reference to Form 8-K filed December 15, 2015.)

10.17	Amended and Restated Employment Agreement – Craig Lindberg (Incorporated by reference to Form 8-K filed December 15, 2015.)

10.18	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K filed April 1, 2016.)

10.19	Amended License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K filed April 1, 2016.)

10.20	Amended License Agreement by and between The University of Arizona and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K filed June 9, 2016.)

10.21	Employment Agreement – Sri Peruvemba (Incorporated by reference to Form 8-K filed June 16, 2016.)

10.22	Amended and Restated Employment Agreement – Stephen Squires (Incorporated by reference to Form 8-K filed June 16, 2016.)

10.23	Amended and Restated Subscription Agreement dated January 15, 2015 by and among Quantum Materials Corp., Carson Diversified Investments, LP and Carson Haysco Holdings, LP. (Incorporated by reference to Form 8-K filed October 14, 2016.)

10.24	Agreement dated October 10, 2016 by and among Quantum Materials Corp., Carson Diversified Investments, LP and Carson Haysco Holdings, LP. (Incorporated by reference to Form 8-K filed October 14, 2016.)

21.1	Subsidiaries of Registrant listing state of incorporation (Incorporated by reference to Form 10-K for fiscal year ended June 30, 2011.)

31(a)	Rule 13a-14(a) Certification — Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification — Principal Financial Officer *

32(a)	Section 1350 Certification — Principal Executive Officer *

32(b)	Section 1350 Certification — Principal Financial Officer *

101.INS	XBRL Instance Document *

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM MATERIALS CORP.

Date: November 14, 2016	/s/ Sriram Peruvemba
Sriram Peruvemba,
Principal Executive Officer

Date: November 14, 2016	/s/ Craig Lindberg
Craig Lindberg,
Principal Financial Officer

