Form 10-Q
period 2016-12-31
QUANTUM MATERIALS CORP.
filed 2017-03-03
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission File Number: 000-52956

QUANTUM MATERIALS CORP.

(Exact name of Registrant as specified in its charter)

Nevada	20-8195578
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3055 Hunter Road

San Marcos, Texas 78666

(Address of principal executive offices)

512-245-6646

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

As of March 3, 2017, there were 346,897,104 shares of common stock, $0.001 par value per share, outstanding.

QUANTUM MATERIALS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUM MATERIALS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	June 30, 2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,821	$266,985
Accounts receivable	-	8,835
Prepaid expenses and other current assets	44,286	102,100
TOTAL CURRENT ASSETS	51,107	377,920

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $197,094 and $150,142	760,593	774,674

LICENSES AND PATENTS, net of accumulated amortization of $94,530 and $75,256	98,213	117,487

TOTAL ASSETS	$909,913	$1,270,081

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,518,209	$617,292
Accrued salaries	362,100	238,182
Notes payable, net of unamortized discount	7,818	10,093
Current portion of convertible debentures, net of unamortized discount	85,042	407,702
TOTAL CURRENT LIABILITIES	1,973,169	1,273,269

CONVERTIBLE DEBENTURES, net of current portion, unamortized discount and debt issuance costs	1,914,418	1,039,656

TOTAL LIABILITIES	3,887,587	2,312,925

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, authorized 400,000,000 shares, 337,105,438 and 324,563,789 issued and outstanding at December 31, 2016 and June 30, 2016, respectively	337,105	324,564
Additional paid-in capital	30,252,621	28,415,843
Accumulated deficit	(33,567,400)	(29,783,251)
TOTAL STOCKHOLDERS’ DEFICIT	(2,977,674)	(1,042,844)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$909,913	$1,270,081

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
REVENUES	$19,500	$-	$24,500	$-
OPERATING EXPENSES
General and administrative	$1,825,983	$2,410,431	$3,013,784	$3,308,325
Research and development	126,343	55,724	271,802	146,055
TOTAL OPERATING EXPENSES	1,952,326	2,466,155	3,285,586	3,454,380

LOSS FROM OPERATIONS	(1,932,826)	(2,466,155)	(3,261,086)	(3,454,380)

OTHER (INCOME) EXPENSE
Gain on settlement	-	-	-	(174,568)
Beneficial conversion expense	24,381	-	94,298	-
Interest expense, net	63,743	10,466	128,908	21,571
Accretion of debt discount	186,569	43,037	299,857	85,224
TOTAL OTHER (INCOME) EXPENSE	274,693	53,503	523,063	(67,773)

NET LOSS	$(2,207,519)	$(2,519,658)	$(3,784,149)	$(3,386,607)

LOSS PER COMMON SHARE
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	334,497,865	318,834,426	329,764,251	313,323,270

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY

December 31, 2016

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance at June 30, 2016	324,563,789	$324,564	$28,415,843	$(29,783,251)	$(1,042,844)

Common stock issued for services	2,000,000	2,000	198,000		200,000

Stock-based Compensation	500,000	500	846,152		846,652

Beneficial conversion feature of debentures			94,298		94,298

Common stock issued for debenture interest	35,708	36	4,249		4,285

Common stock issued for debenture conversions	1,250,000	1,250	148,750		150,000

Allocated value of common stock issued for debenture conversion	200,000	200	178,884		179,084

Common stock issued for warrants exercised	8,750,000	8,750	366,250		375,000

Share cancellations	(194,059)	(195)	195		-

Current period loss				(3,784,149)	(3,784,149)

Balance at December 31, 2016	337,105,438	$337,105	$30,252,621	$(33,567,400)	$(2,977,674)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,
	2016	2015
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,784,149)	$(3,386,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	66,226	61,274
Amortization of debt issuance costs	31,329	-
Stock-based compensation	846,652	1,930,220
Beneficial conversion feature	94,298	-
Stock issued for services	180,464	88,715
Gain on settlement	-	(174,568)
Accretion of debt discount	299,857	85,224
Effects of changes in operating assets and liabilities:
Accounts receivable	8,835	-
Prepaid expenses and other assets	75,075	179,172
Accounts payable and accrued expenses	905,202	174,758
Accrued Salaries	123,918	-
Deferred revenue	-	225,000
NET CASH USED IN OPERATING ACTIVITIES	(1,152,293)	(816,812)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(32,871)	(43,648)
Change in restricted cash	-	65,330
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(32,871)	21,682

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercises and issuances of common stock	375,000	430,500
Issuance of convertible debentures	550,000	-
Issuance of promissory note	100,000	-
Principal payments on promissory note	(100,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	925,000	430,500

NET DECREASE IN CASH AND CASH EQUIVALENTS	(260,164)	(364,630)

CASH AND CASH EQUIVALENTS at the beginning of the year	266,985	673,839

CASH AND CASH EQUIVALENTS at the end of the period	$6,821	$309,209

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

The consolidated financial statements of the Company as of and for the six months ended December 31, 2016 are unaudited and have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2016. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. In the opinion of management, the accompanying unaudited financial information includes all adjustments necessary for a fair presentation of the interim financial information. Operating results for the interim periods are not necessarily indicative of the results of any subsequent periods. Certain information in the footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted for the interim periods presented under the United States Securities and Exchange Commission (“SEC”) rules and regulations. As such, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2016	June 30, 2016
	(unaudited)

Furniture and fixtures	$1,625	$1,625
Computers and software	11,447	11,447
Machinery and equipment	944,615	911,744
	957,687	924,816
Less: accumulated depreciation	197,094	150,142

Total property and equipment, net	$760,593	$774,674

Depreciation expense for the three months ended December 31, 2016 and 2015 was $23,937 and $21,591, respectively, and $46,952 and $42,000 for the six months ended December 31, 2016 and 2015, respectively.

NOTE 3 – LICENSES AND PATENTS

Licenses and patents consisted of the following:

	December 31, 2016	June 30, 2016
	(unaudited)

William Marsh Rice University	$40,000	$40,000
University of Arizona	15,000	15,000
Bayer acquired patents	137,743	137,743
	192,743	192,743
Less: accumulated amortization	94,530	75,256

Total licenses and patents, net	$98,213	$117,487

Amortization expense for the three months ended December 31, 2016 and 2015 was $9,637 and $9,637, respectively, and $19,274 and $19,274 for the six months ending December 31, 2016 and 2015, respectively.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2016 and June 30, 2016 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

The carrying amounts of cash and cash equivalents, accounts payable and current debt approximate their fair value due to the short maturity of those instruments.

Convertible Debentures

The Company measured the estimated fair value of the convertible debentures using significant other observable inputs, representative of a Level 2 fair value measurement, including the interest and conversion rates for the instruments. The following table sets forth the fair value of the Company’s convertible debentures as of December 31, 2016, and June 30, 2016:

	December 31, 2016		June 30, 2016
	(unaudited)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Convertible debentures issued in September 2014	$25,050	$22,525	$25,050	$21,710
Convertible debentures issued in January 2015	$500,000	$750,000	$500,000	$1,083,333
Convertible debentures issued in April - June 2016	$1,465,000	$1,220,834	$1,565,000	$1,695,417
Convertible debenture issued in August 2016	$200,000	$177,031	$-	$-
Convertible debenture issued in September 2016	$100,000	$88,650	$-	$-
Convertible debenture issued in November 2016	$200,000	$177,031	$-	$-

The Company is not a party to any hedge arrangements or commodity swap agreements.

NOTE 5 – CONVERTIBLE DEBENTURES

The following table sets forth activity associated with the convertible debentures:

	December 31, 2016	June 30, 2016
	(unaudited)

Convertible debentures issued in September 2014	$25,050	$25,050
Convertible debentures issued in January 2015	500,000	500,000
Convertible debentures issued in April - June 2016	1,565,000	1,565,000
Convertible debenture issued in August 2016	200,000	-
Convertible debenture issued in September 2016	100,000	-
Convertible debenture issued in October 2016	50,000	-
Convertible debenture issued in November 2016	200,000	-
	2,640,050	2,090,050
Less: amount converted to shares	(150,000)	-
Total convertible debentures outstanding	2,490,050	2,090,050
Less: unamortized discount	406,577	527,350
Less: debt issuance costs	84,013	115,342
	1,999,460	1,447,358
Less: current portion	85,042	407,702

Total convertible debentures, net of current portion	$1,914,418	$1,039,656

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

Interest expense for the three months ended December 31, 2016 and 2015 was $384 and $384, respectively. Interest expense for the six months ended December 31, 2016 was $768 and $768 in the comparable period in 2015.

As of December 31, 2016, $25,050 of principal was outstanding.

January 2015 Convertible Debenture

On January 15, 2015, the Company entered into Convertible Debenture Agreements to obtain $500,000 in gross proceeds from two non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures have a term of two years maturing on January 15, 2017 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.06 per share at any date. The Debenture Holders received 6,250,000 common stock warrants exercisable at $0.06 per share through January 15 2017. The debt is secured by a security interest in certain microreactor equipment. The Agreement also provides for the investors to have the right to appoint one member to the Company’s Board of Directors in the event that any one of the aforementioned debentures are converted into common stock of the Company. On October 10 2016 the maturity date of the debentures was extended to January 15, 2018 and were reclassified as non-current on the consolidated balance sheet. The 6,250,000 warrants were converted into common stock for total proceeds of $375,000 in January 2017.

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $348,105, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years.

The Company recognized accretion of debt discount expense for the three months ended December 31, 2016 and 2015 of $46,609 and $43,037, respectively, and for the six months ended December 31, 2016 and 2015 the accretion expense was $92,298 and $85,224, respectively.

Interest expense for the three months ended December 31, 2016 and 2015 was $10,082 and $10,082, respectively, and for the six months ended December 31, 2016 and 2015 was $20,164 and $20,164, respectively.

As of December 31, 2016, $500,000 of principal was outstanding.

April – June, August and October 2016 Convertible Debentures

During the fourth quarter of the year ended June 30, 2016, the Company sold 1,565 Units for total proceeds of $1,565,000 from three affiliated and fourteen non-affiliated parties. In August 2016 the Company sold 200 additional Units for total proceeds of $200,000, and sold $50,000 in proceeds in October 2016. Each Unit consists of a $1,000 Unsecured Convertible Promissory Note (each, a “Note”) and a warrant to purchase 4,166 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a purchase price of $0.15 per share (each, a “Warrant”) over a period of five years. The Notes which were issued at face value have a maturity of two years from the date of issuance, bear interest at the rate of 8% per annum and are convertible into unregistered and restricted shares of Common Stock at $0.12 per-share, subject to normal and customary adjustments including (a) any subdivisions, combinations and classifications of the Common Stock; or (b) any payment, issuance or distribution by the Company to its stockholders of (i) a stock dividend, (ii) debt securities of the Company, or (iii) assets (other than cash dividends payable out of earnings or surplus in the ordinary course of business). The conversion price also is subject to a full ratchet adjustment upon the Company’s issuance of Common Stock, warrants, or rights to purchase Common Stock or securities convertible into Common Stock for a consideration per share which is less than the then applicable conversion price of the Notes excluding Common Stock and options issued to officers, directors, and employees of the Company, except for the exercise or conversion of existing convertible securities of the Company. In evaluating the accounting treatment of this anti-dilution feature, the Company believes that is has control over whether or not the anti-dilution feature will be exercised. The Company is able to decide on which type of financing is raised, and thus the Company can prevent the issuance of shares at a price below the anti-dilution strike price. The number of Warrants and exercise price is proportionately adjustable for events including subdivisions, combinations or consolidations, reclassifications, exchanges, mergers, and reorganizations.

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $566,778, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the three months ended December 31, 2016 and 2015 of $100,349 and $0, respectively and $162,454 and $0 for the six months ending December 31, 2016 and 2015, respectively. The Company recognized a beneficial conversion expense for the three months ended December 31, 2016 and 2015 of $4,897 and $0, respectively, and $45,291 and $0 for the six months ended December 31, 2016 and 2015, respectively.

Interest expense for the three months ended December 31, 2016 and 2015 of $35,105 and $0, respectively, and $68,789 and $0 for the six months ending December 31, 2016 and 2015, respectively.

As of December 31, 2016, $1,665,000 of principal was outstanding after conversion of $150,000 of debentures into common stock.

September 2016 Convertible Promissory Note

In September 2016, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $100,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for 200,000 unregistered and restricted shares of common stock of the Company and a convertible promissory note in the principal amount of $100,000. The Note Holder received 250,000 common stock warrants exercisable at $0.12 per share through September 15, 2019. The promissory note has a term of eight months maturing on May 15, 2017 and stipulates a one-time interest charge of eight percent (8%) shall be applied on the issuance date to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company allocated the fair value of the common stock and warrants to the proceeds received in the amount of $29,523, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized accretion of debt discount expense for the three months ended December 31, 2016 and 2015 of $10,959 and $0, respectively, and $14,564 and $0 for the six months ending December 31, 2016 and 2015, respectively. The Company recognized a beneficial conversion expense for the three months ended December 31, 2016 and 2015 of $0 and $0, respectively, and $29,523 and $0 for the six months ending December 31, 2016 and 2015, respectively. Interest expense for the three months ended December 31, 2016 and 2015 were $3,653 and $0, respectively. Interest expense for the six months ended December 31, 2016 was $7,258 and $0 respectively.

As of December 31, 2016, $100,000 of principal was outstanding.

November 2016 Convertible Promissory Notes

In November 2016, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $200,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in the principal amount of $200,000. The promissory note has a term of twenty-four months maturing on November 7, 2017 and stipulates a one-time interest charge of eight percent (8%) shall be applied on the issuance date to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date.

In accounting for the convertible promissory note, the Company allocated the fair value of the common stock and warrants to the proceeds received in the amount of $52,817, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, twenty four months. The Company recognized accretion of debt discount expense for the three months and six months ended December, 2016 and 2015 of $4,807 and $0, respectively. The Company recognized a beneficial conversion expense for the three months and six months ended December 31, 2016 and 2015 of $19,484 and $0, respectively. The Company recognized interest expense for the three months ended and six months ending December 31, 2016 and 2015 of $2,400 and $0, respectively.

As of December 31, 2016, $200,000 of principal was outstanding.

Debt Issuance Costs

The costs related to the issuance of debt are presented on the balance sheet as a direct deduction from the related debt and amortized to interest expense using the effective interest method over the maturity period of the related debt. Amortization expense for the three months ended December 31, 2016 and 2015 was $15,821 and $0, respectively, and $31,329 and $0 for the six months ending December 31, 2016 in 2015, respectively.

NOTE 6 – NOTES PAYABLE

Promissory Note

In September 2016 the Company issued an unsecured promissory note for proceeds of $100,000. The note bears 0% interest and the Company issued 416,667 common stock warrants exercisable at $0.15 per share through September 29, 2021. The note was due October 13, 2016 and was repaid on October 11, 2016.

In accounting for the promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $26,454, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, fourteen days. The Company recognized accretion of debt discount expense for the three months ended December 31, 2016 and 2015 of $24,564 and $0, respectively. For the six months ended December 31, 2016 and 2015 the accretion of debt discount was $26,454 and $0 respectively.

As of December 31, 2016, $0 of principal was outstanding. See Note 13 for additional information.

Note Payable – Insurance

In August 2016, to finance an insurance premium, the Company issued a negotiable promissory note for $13,959 at an interest rate of 4.87% per annum. The note is due May 5, 2017. The balance outstanding at December 31, 2016 was $7,818.

NOTE 7 – EQUITY TRANSACTIONS

Common Stock

During the six months ended December 31, 2016, the Company granted 250,000 shares of common stock to consultants at the fair market value of $25,000. This was recognized as a prepaid asset and will be amortized to expense over the life of the agreement.

During the six months ended December 31, 2016, the Company issued 1,750,000 shares for consulting services valued at $175,000.

During the six months ended December 31, 2016, the Company issued 35,708 shares of common stock at the fair market value of $4,285 for payment of debenture interest.

During the six months ended December 31, 2016, the Company issued 1,250,000 shares of common stock at the fair market value of $150,000 as a result of debenture conversions.

During the six months ended December 31, 2016, the Company issued 200,000 shares in connection with the issuance of the September 2016 promissory note.

During the six months ending December 31, 2016, the Company issued 8,750,000 shares of common stock for warrants exercised, including 2,500,000 shares issued in connection with cashless exercises.

During the six months ending December 31, 2016, the Company cancelled 194,059 common shares.

Stock Warrants

A summary of activity of the Company’s stock warrants for the six months ended December 31, 2016 is presented below:

			Weighted
	Weighted		Average	Weighted
	Average		Remaining	Average
	Exercise	Number of	Contractual	Grant Date
	Price	Warrants	Term in Years	Fair Value

Balance as of June 30, 2016	$0.11	39,262,305		$0.15
Expired	0.18	(555,555)		0.14
Granted	0.17	4,458,034		0.09
Exercised	0.06	(11,250,000)		0.15
Cancelled	-	-		-

Balance as of December 31, 2016	$0.13	31,914,784	2.76	$0.14

Vested and exercisable as of December 31, 2016	$0.13	31,914,784	2.76	$0.14

Outstanding warrants at December 31, 2016 expire during the period January 2017 to November 2021 and have exercise prices ranging from $0.04 to $0.30.

NOTE 8 – STOCK-BASED COMPENSATION

The Company follows FASB Accounting Standards Codification (“ASC”) 718 “Compensation — Stock Compensation” for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In October 2009 the Board of Directors authorized the approval of a stock option plan covering 7,500,000 shares of common stock, which was increased to 10,000,000 shares in December 2009 and approved by stockholders in January 2010. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of December 31, 2016, 9,200,000 options have been granted, with terms ranging from five to ten years, and 250,000 have been cancelled.

In March 2012, 3,500,000 stock options, with a term of five years, were granted outside of a stock option plan.

In January 2013 the Board of Directors authorized the approval of a stock option plan covering 20,000,000 shares of common stock, which was increased to 60,000,000 shares in March 2013 and approved by stockholders in March 2013. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of December 31, 2016, 72,653,473 options have been granted, with terms ranging from five to ten years, 3,325,000 have been exercised and 12,803,225 have been cancelled.

On February 17, 2016, the Shareholders approved the 2015 Employee Benefit and Consulting Services Compensation Plan covering 15,000,000 shares. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of December 31, 2016, 2,800,000 options have been granted with a term of five years.

In June 2016 6,000,000 stock options, with a term of ten years, were granted outside of a stock option plan, and 3,000,000 shares were cancelled.

Incentive Stock Options: The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes-Merton valuation model. The volatility is based on expected volatility over the expected life of thirty-six to sixty months. Compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the Company has reduced the cost for estimated forfeitures based on historical forfeiture rates, which were between 14% and 17% during the six months ended December 31, 2016. As the Company has not historically declared dividends, the dividend yield used in the calculation is zero. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton model.

The following assumptions were used for the periods indicated:

	Six Months Ended
	December 31,
	2016	2015

Expected volatility	140.73%	147.62%
Expected dividend yield	-	-
Risk-free interest rates	1.25%	1.49%
Expected term (in years)	5.0	5.0

The computation of expected volatility during the six months ended December 31, 2016 and 2015 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

A summary of the activity of the Company’s stock options for the six months ended December 31, 2016 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of June 30, 2016	$0.08	75,375,248		$0.11	$3,771,601
Expired	-	-		-
Granted	0.12	2,500,000		0.10
Exercised	-	-		-
Cancelled	0.13	(3,100,000)		-

Balance as of December 31, 2016	$0.08	74,775,248	5.11	$0.11	$734,591

Vested and exercisable as of December 31, 2016	$0.07	64,908,580	4.45	$0.11	$1,095,591

Outstanding options at December 31, 2016 expire during the period March 2017 to June 2026 and have exercise prices ranging from $0.04 to $0.17.

Compensation expense associated with stock options for the three months ended December 31, 2016 and 2015 was $568,599 and $1,162,431, respectively, and $740,789 and $1,340,905 for the six months ended December 31, 2016 and 2015, respectively, and was included in general and administrative expenses in the consolidated statements of operations.

At December 31, 2016, the Company had 9,866,668 shares of nonvested stock option awards. The total cost of nonvested stock option awards which the Company had not yet recognized was $721,253 at December 31, 2016. Such amounts are expected to be recognized over a period of 2.75 years.

Restricted Stock: To encourage retention and performance, the Company granted certain employees restricted shares of common stock with a fair value per share determined in accordance with conventional valuation techniques, including but not limited to, arm’s length transactions, net book value or multiples of comparable company earnings before interest, taxes, depreciation and amortization, as applicable. Generally, the stock vests over a 3 year period. A summary of the activity of the Company’s restricted stock awards for the six months ended December 31, 2016 is presented below:

	Number of
	Nonvested,	Weighted
	Non-issued	Average
	Restricted	Grant Date
	Share Awards	Fair Value

Nonvested, nonissued restricted shares outstanding at June 30, 2016	1,000,000	$0.42
Granted	-	-
Vested	(500,000)	0.42
Forfeited	-	-

Nonvested, nonissued restricted shares outstanding at December 31, 2016	500,000	$0.42

Compensation expense associated with restricted stock for the three months ended December 31, 2016 and 2015 was $52,931 and $87,932, respectively, and $105,863 and $140,863 for the six months ended December 31, 2016 and 2015, respectively, and was included in general and administrative expenses in the consolidated statements of operations. The total cost of nonvested stock awards which the Company had not yet recognized was $112,192 at December 31, 2016. This amount is expected to be recognized over a period of 1 year.

Agreements with Officers and Employees: In June 2016, the Company’s officers and certain employees owning options to purchase 57,670,933 shares of the Company’s common stock entered into an agreement with the Company that such persons cannot exercise their options and the Company does not have to reserve for the issuance of shares of common stock underlying their options until the earlier of June 30, 2017 or the Company having unreserved shares sufficient for all outstanding options to be exercised. This could happen through an increase in authorized common shares, the cancellation of outstanding convertible notes or warrants, or a shareholder approved reverse stock split.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(unaudited)

Net loss	$(2,207,519)	$(2,519,658)	$(3,784,149)	$(3,386,607)

Weighted average common shares outstanding:
Basic and diluted	334,497,865	318,834,426	329,764,251	313,323,270

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

For the three months and six months ended December 31, 2016 and 2015, 31,914,784 and 36,994,557 stock warrants, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

For the three months and six months ended December 31, 2016 and 2015, 74,775,248 and 62,625,248 stock options, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

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

The Rice License Agreements, as amended, require the payment of certain patent fees to Rice and for QMC and Solterra to meet certain milestones by specific dates. Pursuant to the Solterra Rice License Agreement, as amended, Rice is entitled to receive, during the term, certain royalties of adjusted gross sales (as defined therein) ranging from 2% to 4% for photovoltaic cells and 7.5% of adjusted gross sales for QDs sold in electronic and medical applications. Additionally, minimum royalties payable under the Solterra Rice License Agreement include $100,000 due January 1, 2017, $356,250 due January 1, 2018, $1,453,500 due January 1, 2019, $3,153,600 due January 1, 2020 and each January 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. Such minimum royalty payments shall be credited against royalties due in each respective royalty year, January 1 to December 31, following the due date. Pursuant to the QMC Rice License Agreement, as amended, Rice is entitled to receive, during the term, a royalty of 7.5% of adjusted gross sales for QDs sold in electronic and medical applications. Additionally, minimum royalties payable under the QMC Rice License Agreement include $117,000 due January 1, 2017, $292,500 due January 1, 2018, $585,000 due January 1, 2019 and each January 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. Such minimum royalty payments shall be credited against royalties due in each respective royalty year, January 1 to December 31, following the due date. The Rice License Agreements and subsequent amendments have been filed on Form 8-K and are incorporated by reference herein. The Company is in the process of renegotiating the minimum royalty commitments and while oral modifications have been agreed to a final amendment has not been finalized.

Agreement with University of Arizona

Solterra entered into an exclusive Patent License Agreement with the University of Arizona (“UA”) in July 2009. On June 8, 2016, Solterra entered into an amended license agreement with UA. Pursuant to UA License Agreement, as amended, Solterra is obligated to pay minimum annual royalties of $50,000 by December 31, 2016, $125,000 by June 30, 2017 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the consumer price index. Such minimum royalty payments shall be credited against royalties due in each respective royalty year, July 1 to June 30, following the due date. Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. The UA License Agreements and subsequent amendments have been filed on Form 8-K and are incorporated by reference herein. The Company is in the process of renegotiating the minimum royalty commitments and while oral modifications have been agreed to a final amendment has not been finalized.

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

The Company had approximately $25,560,000 in U.S. net operating loss (“NOL”) carryforwards that expire beginning in 2029 as of its fiscal year ending June 30, 2016, and $28,230,000 in NOL’s available as of December 31, 2016 prior to any reductions under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”). Section 382 provides that a corporation that undergoes an “ownership change”, as defined therein, is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income.

The Company completed an evaluation study whether an “ownership change” had occurred and determined that the limitation would be approximately $750,000, thereby reducing the net operating loss at December 31, 2016 to approximately $27,480,000. The Company has recorded a valuation allowance on the entire NOL as it believes that it is more likely than not that all of the deferred tax asset associated with the NOLs will not be realized regardless of whether an “ownership change” has occurred.

When a company operates in a jurisdiction that generates ordinary losses but does not expect to realize them, ASC 740-270-30-36(a) requires the exclusion of the respective jurisdiction from the overall annual effective tax rate (“AETR”) calculation and instead, a separate AETR should be computed. The Company operates in one jurisdiction and has determined that its deferred tax assets are not realizable on a more likely than not basis and has recorded a full valuation allowance. The effective income tax rate for the three months and six ended December 31, 2016 and 2015 was 0%.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Six Months Ended December 31
	2016	2015
	(unaudited)

Cash paid for interest	$292	$20,055

Cash paid for income taxes	$-	$-

The following is supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended
	December 31,
	2016	2015
	(unaudited)
Allocated value of common stock and warrants issued with convertible debentures and promissory notes	$179,084	$-

Prepaid expense paid in shares of common stock	$19,536	$161,285

Financing of prepaid insurance	$7,407	$-

Stock warrants issued for conversion of accrued salaries	$-	$409,667

Cancellation of shares	$195	$-

Stock issued for interest payments	$4,284	$-

Conversion of debentures into common stock	$150,000	$-

NOTE 13 – TRANSACTIONS WITH AFFILIATED PARTIES

During the six months ended December 31, 2016, the Company issued a convertible debenture to a family member of a key executive for proceeds of $200,000. This transaction is described in more detail in Note 5 under the heading April – June, August and October 2016 Convertible Debentures.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current generally accepted accounting principles (GAAP) and replaces it with a principle-based approach for determining revenue recognition. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. Public business entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. Early adoption of this updated guidance is permitted as of the original effective date of December 31, 2016. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements

NOTE 15 - SUBSEQUENT EVENTS

On January 12, 2017, the Company issued a total of $110,000 in unsecured convertible promissory notes and 458,260 warrants to purchase common shares of the Company at a purchase price of $0.15 per share.

On January 17, 2017, the Company issued 1,000,000 common shares to San Diego Torrey Hills Capital, Inc. at a value of $70,000 for financial services to be rendered for the twelve months ending December 31, 2017.

On January 30, 2017, our joint venture partner, The Guanghui Technology Group (“GTG”) and Quantum Materials Asia Co., Ltd. (“QMA”) agreed to an investment by the China Government Guidance Fund of $21.8 million US dollars in GTG and QMA. Quantum owns a 25% interest in QMA. Quantum has the right to 50% of the profit distributions from QMA. Quantum also manages QMA and has 50% of the board membership in QMA. The QMA joint venture will be registered in Hong Kong. The investment by China Government Guidance Fund described above in GTG and QMA together with Quantum Materials patented mass-productions quantum dot manufacturing technology will enable QMA to start supplying quantum dots to clients in the display, lighting and solar industries.

On February 1, 2017, Quantum Materials Corp. and Craig Lindberg entered into a Resignation Agreement pursuant to which Mr. Lindberg’s resigned as Chief Financial Officer. In accordance with the Resignation Agreement, Quantum agreed to recognize fully vested stock options and warrants totaling 11,729,157 shares. Quantum also agreed to reimburse Mr. Lindberg and to make payment of unpaid wages of $10,000 through December 31, 2016, $20,000 for January and February, 2017, and $14,543 in expenses.

On February 1, 2017, the Board of Directors of Quantum elected E. Jamie Schloss as Chief Financial Officer. Mr. Schloss does not have an employment agreement at this time and he is an employee at will. He will receive an initial salary of $4,600 per month (inclusive of certain expenses). Quantum and Mr. Schloss have agreed to re-evaluate his initial base salary after a period of three months.

In February, 2017, the Company issued 1,466,666 common shares pursuant to a line of credit agreement allowing for borrowing of up to $500,000 and 200,000 common shares pursuant to a Securities Purchase Agreement.

In February, 2017, the Company issued 5,125,000 common shares pursuant to two consulting agreements.

In February, 2017, the Company issued 2,000,000 common shares pursuant to a consulting agreement.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods ended December 31, 2016 and December 31, 2015 have been included.

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

We expect to commence generating revenues from the production of materials at the San Marcos facility in the fourth quarter of 2017. Such revenues are expected to be modest at first and will be dependent upon our ability to generate purchase orders from development partners.

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

Liquidity and Capital Resources

As of December 31, 2016 we had a working capital deficit of $1,922,062, with total current assets and liabilities of $51,507 and $1,973,169, respectively. Included in the liabilities are $362,100 that is owed to our officers, directors and employees for services rendered and accrued through December 31, 2016, $85,042 of convertible debentures, net of unamortized discount that are due within one year. As a result, we have relied on financing through the issuance of common stock and convertible debentures.

As of December 31, 2016, we have cash and cash equivalent assets of $6,821 and continue to incur losses in operations. Over the past five years we have primarily relied on sales of common stock and debt instruments to support operations as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into securities of the Company. Management believes it will be necessary for the Company to rely on external financing to supplement working capital in order to meet the Company’s liquidity needs in fiscal year 2017 and 2018; the success of securing such financing on terms acceptable to the Company cannot be assured. The Company is seeking to raise to $2,500,000 in equity and/or debt financings to support operations over the next twelve months. These financings, plus the potential exercise of stock options and stock purchase warrants previously issued, coupled with material reductions in general & administrative expenses, should provide sufficient working capital to scale up to full production over the next six months. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Six months ended
	December 31,
	2016	2015
	(unaudited)
Operating activities	$(1,152,293)	$(816,812)
Investing activities	$(32,871)	$21,682
Financing activities	$925,000	$430,500

Operating Activities: Net cash used in operating activities was $1,152,293 for the six months ended December 31, 2016 compared to $816,812 for the same period of 2015, an increase of $335,481. The increase was due to primarily driven by an increase of general and administrative expenses and increased research and development costs.

Investing Activities: Net cash used in investing activities was $32,871 for the six months ended December 31, 2016 compared to net cash provided by investing activities of $21,682 for the same period of 2015, a net decrease of cash provided by $54,553.

Financing Activities: Net cash provided by financing activities was $925,000 for the six months ended December 31, 2016 compared to $430,500 for the same period of 2015, an increase of $494,500. The increase is due to proceeds received from conversion of convertible debentures and warrants exercised.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes we will be able to meet our obligations and continue our operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to reflect the carrying value and classification of assets and liabilities should we be unable to continue as a going concern. As of December 31, 2016, we had not yet achieved profitable operations, had a working capital deficit of $1,922,062 and expect to incur further losses in the development of the business, all of which casts substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

General and administrative expenses

During the three months ended December 31, 2016, the Company incurred $1,825,983 of general and administrative expenses compared with $2,410,431 incurred in the three month period ended December 31, 2015, a decrease of $584,448. The decrease in general and administrative expenses was primarily due to decreases in stock based employee compensation of $1,077,465 less increases of $359,850 in employee compensation.

Included in general and administrative expenses for the three months ended December 31, 2016 was employee compensation of $579,993, legal and audit fees of $164,305, other professional fees of $256,673, travel expense of $14,556, corporate expense of $155,353, stock-based compensation of $621,350, and other expenses of $33,753.

Included in general and administrative expenses for the three months ended December 31, 2015 was employee compensation of $220,143, legal and audit fees of $134,765, other professional fees of $201,120, travel expense of $23,047, corporate expense of $101,313, stock-based compensation of $1,698,815, and other expenses of $31,228.

Research and development expenses

During the three months ended December 31, 2016, the Company incurred $126,343 of research and development expenses, an increase of $70,619 from the $55,724 recorded for the three months ended December 31, 2015. The increase is primarily due to increased expenditures for lab equipment, chemicals and consumables in the San Marcos facility.

Beneficial conversion feature on convertible debenture

During the three months ended December 31, 2016 the Company incurred $24,381 of beneficial conversion expense compared to $0 recorded for the three months ended December 31, 2015. The increase in beneficial conversion expenses was due to the issuance of new convertible debentures during the three months ending December 31, 2016.

Interest expense, net

Interest expense recorded for the three months ended December 31, 2016 was $63,743 compared to $10,466 in the three months ended December 31, 2015, an increase of $53,277. The increased interest expense recorded in the three months ending December 31, 2016 was primarily related to the 8% interest rate on the April to June and August 2016 debentures of outstanding convertible debentures.

Accretion of debt discount

During the three months ended December 31, 2016 the Company recorded $186,569 of accretion of debt discount expense, an increase of $143,532 from the $43,037 recorded for the three months ended December 31, 2015. The increase in accretion of debt discount expense is primarily related to the issuance of the April-June and August 2016 convertible debentures during the quarter.

Six Months Ended December 31, 2016 Compared to Six Months Ended December 31, 2015

General and administrative expenses

During the six months ended December 31, 2016, the Company incurred $3,013,784 of general and administrative expenses compared with $3,308,325 incurred in the six month period ended December 31, 2015, a decrease of $294,541. The decrease in general and administrative expenses was due to decreases in stock based compensation of $1,083,568, decrease in travel and related costs of $25,458, increases in employee compensation of $518,402, increases in legal and audit expenses of $157,154, increases in corporate expenses of $108,966, increases in other professional of $25,011, and increases in other expenses of $4,452.

Included in general and administrative expenses for the six months ended December 31, 2016 was employee compensation of $1,001,194, legal and audit fees of $426,925, other professional fees of $354,132, travel expense of $23,430, corporate expense of $295,225, stock-based compensation of $846,652, and other expenses of $66,226.

Included in general and administrative expenses for the six months ended December 31, 2015 was employee compensation of $482,792, legal and audit fees of $269,771, other professional fees of $329,121, travel expense of $48,888, corporate expense of $186,259, and stock based compensation of $1,930,220, and other expenses of $61,774.

Research and development expenses

During the six months ended December 31, 2016 the Company incurred $271,802 of research and development expenses, an increase of $125,747 from the $146,055 recorded for the six months ended December 31, 2015. The increase is primarily due to increased expenditures for lab equipment, chemicals and consumables in the San Marcos facility.

Beneficial conversion feature on convertible debenture

During the six months ended December 31, 2016 the Company incurred $94,298 of beneficial conversion expense compared to $0 recorded for the six months ended December 31, 2015. The increase in beneficial conversion expenses was due to the issuance of four convertible debentures during the six months ending December 31, 2016 with no convertible debentures issued in the comparable period in 2015.

Interest expense

Interest expense recorded in the six months ended December 31, 2016 was $128,908 compared to interest expense of $21,571, an increase of $107,337.

The increase is primarily related to the 8% interest associated with the $1,465,000 of convertible debentures issued in April-June and August, 2016.

Accretion of debt discount

Accretion of debt discount expense recorded in the six months ended December 31, 2016 was $299,857 compared with $85,224 for the period ending December 31, 2015.

The increase in debt discount is primarily related to the discount recorded on the $1,565,000 convertible debentures issued in 2016 and four convertible debentures issued during the six months ended December 31, 2016.

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(unaudited)
Statement of Operations Information:
Revenues	$19,500	$-	$24,500	$-
General and administrative	$1,825,983	2,410,431	3,013,784	3,308,325
Research and development	126,343	55,724	271,802	146,055
Gain on settlement	-	-	-	(174,568)
Beneficial conversion expense	24,381	-	94,298	-
Interest expense, net	63,743	10,466	128,908	21,571
Accretion of debt discount	186,569	43,037	299,857	85,224

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at December 31, 2016.

Change in Accounting Staff

Subsequent to December 31, 2016 and prior to the filing of this Form 10-Q, there has been a complete change in the Company’s accounting staff, including the Chief Financial Officer. Prior to March 31, 2017, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) will conduct an evaluation of the Company’s disclosure controls and internal controls which include a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in quarterly and annual reports. In the course of the evaluation, the CEO and CFO will seek to identify data errors, control problems, acts of fraud, and if appropriate, then seek to confirm that appropriate corrective action, including process improvements to be undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-Q and annual reports on Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure controls and internal controls, and to make modifications if and as necessary.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as set forth above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not subject to any material legal proceedings.

Item 1A. Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From July 1, 2016 to December 31, 2016, we had the following sales of unregistered equity securities:

			Consideration Received and
			Description of Underwriting or		If Option, Warrant or
			Other Discounts to Market		Convertible Security,
	Title of		Price or Convertible Security	Exemption from	Terms of Exercise or
Date of Sale	Security	Number Sold	Afforded to Purchases	Registration Claimed	Conversion

August 2016	Common Stock	500,000	Shares issued as stock-based compensation; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2016	Common Stock	250,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2016	Common Stock Warrants	833,200	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.15 per share through August 23, 2021
September 2016	Common Stock	200,000	Shares issued with convertible promissory note	Section 4(2); and/or Rule 506	Not applicable
September 2016	Common Stock Options	2,450,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.12 per share through September 20, 2021
September 2016	Common Stock Warrants	250,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through September 15, 2019
September 2016	Common Stock Warrants	416,667	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.15 per share through September 29, 2021
October 2016	Common Stock and Warrants	8,750,000	Issuance of common stock	Section 4(2); and/or Rule 506	Sale of common stock at $0.06 per share; Cashless exercise of warrants
October 2016	Common Stock and Warrants	1,285,708	Issuance of common stock	Section 4(2); and/or Rule 506	Sale of common stock at $0.12 per share
November 2016	Common Stock	2,000,000	Issuance of common stock	Section 4(2); and/or Rule 506	Issuance of common stock at $0.10 per share

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In February, 2017, the Company elected Chris Benjamin, formerly CFO and a director of the Company, a Director and head of the Company’s audit committee.

Item 6. Exhibits (items indicated by an (*) are filed herewith)

The following exhibits are all previously filed in connection with our Form 8-K filed November 10, 2008, unless otherwise noted.

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 15, 2008, by and among Quantum Materials Corp., Solterra Renewable Technologies, Inc., the shareholders of Solterra and Greg Chapman, as Indemnitor.

3.1	Articles of Incorporation. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007.)

3.2	2010 Amendment to Articles of Incorporation. (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014.)

3.3	2013 Amendment to Articles of Incorporation. (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014.)

3.4	Bylaws. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007.)

10.1	License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. dated August 20, 2008.

10.2	Letter dated October 2, 2008 from Rice University amending the License Agreement contained in Exhibit 10.1.

10.3	Agreement with Arizona State University executed by ASU on October 8, 2008 and executed by Solterra on September 18, 2008.

10.4	Letters dated November 5, 2009 and November 5, 2009 amending Rice University Agreement. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

10.5	License Agreement between The University of Arizona and the issuer dated July 2009. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2009.)

10.6	Letter dated December 16, 2010 from Rice University amending the License Agreement contained in Exhibit 10.1 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010.)

10.7	Amendment to Exclusive Patent License Agreement between University of Arizona and Solterra Renewable Technologies (i.e. amendment to exhibit 10.7). (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010 filed on February 14, 2011.)

10.8	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K dated September 19, 2013.)

10.9	License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K dated September 19, 2013.)

10.10	Second Amendment to Issuer’s Agreement with University of Arizona. (Incorporated by reference to Form 10-K for the fiscal year ended June 30, 2012.)

10.11	Employment Agreement — Stephen Squires. (Incorporated by reference to Form 8-K filed January 23, 2013.)

10.12	Employment Agreement — David Doderer (Incorporated by reference to Form 8-K filed January 23, 2013.)

10.13	Employment Agreement – Craig Lindberg (Incorporated by reference to Form 8-K filed June 17, 2015.)

10.14	Agreement with Christopher Benjamin, former officer/director (Incorporated by reference to Form 10-Q for the quarter ended September 30, 2015.)

10.15	Amended and Restated Employment Agreement – Stephen Squires (Incorporated by reference to Form 8-K filed December 15, 2015.)

10.16	Amended and Restated Employment Agreement – David Doderer (Incorporated by reference to Form 8-K filed December 15, 2015.)

10.17	Amended and Restated Employment Agreement – Craig Lindberg (Incorporated by reference to Form 8-K filed December 15, 2015.)

10.18	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K filed April 1, 2016.)

10.19	Amended License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K filed April 1, 2016.)

10.20	Amended License Agreement by and between The University of Arizona and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K filed June 9, 2016.)

10.21	Employment Agreement – Sri Peruvemba (Incorporated by reference to Form 8-K filed June 16, 2016.)

10.22	Amended and Restated Employment Agreement – Stephen Squires (Incorporated by reference to Form 8-K filed June 16, 2016.)

10.23	Amended and Restated Subscription Agreement dated January 15, 2015 by and among Quantum Materials Corp., Carson Diversified Investments, LP and Carson Haysco Holdings, LP. (Incorporated by reference to Form 8-K filed October 14, 2016.)

10.24	Agreement dated October 10, 2016 by and among Quantum Materials Corp., Carson Diversified Investments, LP and Carson Haysco Holdings, LP. (Incorporated by reference to Form 8-K filed October 14, 2016.)

10.25	Resignation Agreement of Sriram Peruvemba dated December 22, 2016. (Incorporated by reference to Form 8-K filed December 30, 2016.)

10.26	Resignation Agreement of Craig Lindberg dated as of February 1, 2017. (Incorporated by reference to Form 8-K filed February 3, 2017.)

21.1	Subsidiaries of Registrant listing state of incorporation (Incorporated by reference to Form 10-K for fiscal year ended June 30, 2011.)

31(a)	Rule 13a-14(a) Certification — Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification — Principal Financial Officer *

32(a)	Section 1350 Certification — Principal Executive Officer *

32(b)	Section 1350 Certification — Principal Financial Officer *

101.INS	XBRL Instance Document *

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM MATERIALS CORP.

Date: March 3, 2017	/s/ Stephen Squires
Stephen Squires
Principal Executive Officer

Date: March 3, 2017	/s/ E. J. Schloss
E.J. Schloss
Principal Financial Officer

