Form 10-Q
period 2017-03-31
QUANTUM MATERIALS CORP.
filed 2017-05-22
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of April 30, 2017, there were 349,100,675 shares of common stock, $0.001 par value per share, outstanding.

Explanatory Note

This Form 10-Q for the three month and nine month periods ending March 31, 2017 has been filed although our public auditors, Weaver & Co., have not completed their partner review at the time of filling.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUM MATERIALS CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	June 30, 2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$321,656	$266,985
Accounts receivable	-	8,835
Prepaid expenses and other current assets	339,320	102,100
TOTAL CURRENT ASSETS	660,976	377,920

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $222,351 and $150,142	735,336	774,674

LICENSES AND PATENTS, net of accumulated amortization of $104,167 and $75,256	88,576	117,487

TOTAL ASSETS	$1,484,888	$1,270,081

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,635,117	$617,292
Accrued salaries	428,150	238,182
Notes payable, net of unamortized discount	17,374	10,093
Current portion of convertible debentures, net of unamortized discount	938,572	407,702
TOTAL CURRENT LIABILITIES	3,029,221	1,273,269

CONVERTIBLE DEBENTURES, net of current portion, unamortized discount and debt issuance costs	1,874,248	1,039,656

TOTAL LIABILITIES	4,903,469	2,312,925

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, authorized 400,000,000 shares, 346,005,438 and 324,563,789 issued and outstanding at March 31, 2017 and June 30, 2016, respectively	346,005	324,564
Additional paid-in capital	31,434,753	28,415,843
Accumulated deficit	(35,199,239)	(29,783,251)
TOTAL STOCKHOLDERS’ DEFICIT	(3,418,581)	(1,042,844)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,484,888	$1,270,081

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
REVENUES	$2,500	$225,000	$27,000	$225,000
OPERATING EXPENSES
General and administrative	1,174,350	$903,795	4,188,134	4,212,120
Research and development	141,202	19,210	413,004	165,265
TOTAL OPERATING EXPENSES	1,315,552	923,005	4,601,138	4,377,385

LOSS FROM OPERATIONS	(1,313,052)	(698,005)	(4,574,138)	(4,152,385)

OTHER (INCOME) EXPENSE
Gain on settlement	-	-	-	(174,568)
Beneficial conversion expense	135,633	-	229,931	-
Interest expense, net	97,576	10,452	226,484	32,023
Accretion of debt discount	85,678	43,903	385,535	129,127
TOTAL OTHER (INCOME) EXPENSE	318,887	54,355	841,950	(13,418)

NET LOSS	$(1,631,939)	$(752,360)	$(5,416,088)	$(4,138,967)

LOSS PER COMMON SHARE
Basic	$(0.01)	$(0.00)	$(0.02)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	339,633,586	322,675,999	333,006,003	316,418,240

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY

March 31, 2017

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance at June 30, 2016	324,563,789	$324,564	$28,415,843	$(29,783,251)	$(1,042,844)

Common stock issued for services	7,716,667	7,717	935,876		943,593

Stock-based Compensation	500,000	500	821,874		822,374

Beneficial conversion feature of debentures			229,931		229,931

Common stock issued for debenture interest	102,375	103	12,182		12,285

Common stock issued for debenture conversions	2,083,333	2,083	304,600		306,683

Allocated value of common stock issued for debenture conversion	1,233,333	1,233	236,968		238,201

Common stock issued for warrants exercised	10,000,000	10,000	477,284		489,284

Share cancellations	(194,059)	(195)	195		-

Current period loss				(5,416,888)	(5,416,088)

Balance at March 31, 2017	346,005,438	$346,005	$31,434,753	$(35,199,339)	$(3,418,581)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,
	2017	2016
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,416,088)	$(4,138,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	101,120	92,764
Amortization of debt issuance costs	76,230	-
Stock-based compensation	822,174	2,080,892
Beneficial conversion feature	229,931	-
Stock issued for services	943,593	158,345
Gain on settlement	-	(174,568)
Accretion of debt discount	385,535	129,127
Effects of changes in operating assets and liabilities:
Accounts receivable	8,835	-
Prepaid expenses and other assets	(225,220)	237,899
Accounts payable and accrued expenses	1,035,114	321,258
Accrued Salaries	189,968	-
Non Cash adjustments	(167,618)	-
NET CASH USED IN OPERATING ACTIVITIES	(1,697,458)	(1,293,250)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(32,871)	(47,459)
Change in restricted cash	-	65,330
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(32,871)	17,871

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercises and issuances of common stock	525,000	460,500
Issuance of convertible debentures	1,110,000	-
Issuance of promissory notes	250,000	-
Principal payments on promissory note	(100,000)	-
Proceeds from issuance of note payable	150,000	150,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,785,000	610,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,671	(664,879)

CASH AND CASH EQUIVALENTS at the beginning of the year	266,985	673,839

CASH AND CASH EQUIVALENTS at the end of the period	$321,656	$8,960

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

The consolidated financial statements of the Company as of and for the nine months ended March 31, 2017 are unaudited and have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2016. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. In the opinion of management, the accompanying unaudited financial information includes all adjustments necessary for a fair presentation of the interim financial information. Operating results for the interim periods are not necessarily indicative of the results of any subsequent periods. Certain information in the footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted for the interim periods presented under the United States Securities and Exchange Commission (“SEC”) rules and regulations. As such, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.

Nature of Operations

The Company is a nanotechnology company specializing in the design, development, production and supply of quantum dots, including tetrapod quantum dots, a high-performance variant of quantum dots, and highly uniform nanoparticles, using its patented automated continuous flow production process. Quantum dots and other nanoparticles are expected to be increasingly utilized in a range of applications in the life sciences, television and display, solid state lighting, solar energy, battery, security ink, and sensor sectors of the market. Key uncertainties and risks to the Company include, but are not limited to, if and how quickly various industries adopt and fully embrace quantum dot technology and technological changes, including those developed by the Company’s competitors, rendering the Company’s technology uncompetitive or obsolete.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2017	June 30, 2016
	(unaudited)

Furniture and fixtures	$1,625	$1,625
Computers and software	11,447	11,447
Machinery and equipment	944,615	911,744
Total furniture, fixtures, computers, and equipment	957,687	924,816
Less: accumulated depreciation	222,351	150,142

Total property and equipment, net	$735,336	$774,674

Depreciation expense for the three months ended March 31, 2017 and 2016 was $25,257 and $21,853, respectively, and $72,209 and $63,853 for the nine months ended March 31, 2017 and 2016, respectively.

NOTE 3 – LICENSES AND PATENTS

Licenses and patents consisted of the following:

	March 31, 2017	June 30, 2016
	(unaudited)
William Marsh Rice University	$40,000	$40,000
University of Arizona	15,000	15,000
Bayer acquired patents	137,743	137,743
	192,743	192,743
Less: accumulated amortization	104,167	75,256

Total licenses and patents, net	$88,576	$117,487

Amortization expense for the three months ended March 31, 2017 and 2016 was $9,637 and $9,637, respectively, and $28,911 and $28,911 for the nine months ending March 31, 2017 and 2016, respectively.

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

Level 3 – Inputs that are both significant to the fair value measurement and unobservable. The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of March 31, 2017 and June 30, 2016 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement. The carrying amounts of cash and cash equivalents, accounts payable and current debt approximate their fair value due to the short maturity of those instruments.

Convertible Debentures

The Company measured the estimated fair value of the convertible debentures using significant other observable inputs, representative of a Level 2 fair value measurement, including the interest and conversion rates for the instruments. The following table sets forth the fair value of the Company’s convertible debentures as of March 31, 2017, and June 30, 2016:

	March 31, 2017		June 30, 2016
	(unaudited)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Convertible debentures issued in September 2014	$25,050	$24,255	$25,050	$21,710
Convertible debentures issued in January 2015	$500,000	$539,801	$500,000	$1,083,333
Convertible debentures issued in April - June 2016	$1,465,000	$1,471,673	$1,565,000	$1,695,417
Convertible debenture issued in August 2016	$200,000	$190,629	$-	$-
Convertible debenture issued in November 2017	$200,000	$190,629	$-	$-
Convertible debentures issued in January-March 2017	$360,000	$364,519	$-	$-
Convertible debenture issued in March 2017	$162,000	$154,792	$-	$-

The Company is not a party to any hedge arrangements or commodity swap agreements.

NOTE 5 – CONVERTIBLE DEBENTURES

The following table sets forth activity associated with the convertible debentures:

	March 31, 2017	June 30, 2016
	(unaudited)

Convertible debentures issued in September 2014	$25,050	$25,050
Convertible debentures issued in January 2015	500,000	500,000
Convertible debentures issued in April - June 2016	1,565,000	1,565,000
Convertible debenture issued in August 2016	200,000	-
Convertible debenture issued in September 2017	100,000	-
Convertible debenture issued in October 2016	50,000	-
Convertible debenture issued in November 2016	200,000	-
Convertible debentures issued in January-March 2017	360,000	-
Convertible debenture issued in March 2017	162,000	-
Promissory notes issued in March 2017	549,000
Sub-total	3,711,050	2,090,050
Less: amount converted to shares	(250,000)	-
Total convertible debentures outstanding	3,461,050	2,090,050
Less: unamortized discount	529,225	527,350
Less: debt issuance costs	119,005	115,342
Total convertible debentures		1,447,358
Less: current portion	2,812,820	407,702

Total convertible debentures, net of current portion	$1,874,248	$1,039,656

September 2014 Convertible Debenture

Between September 16, 2014 and October 28, 2014, the Company entered into Convertible Debenture Agreements to obtain a total of $500,050 in gross proceeds from five non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures have terms of five years maturing between September 16, 2019 and October 30, 2019. The Debentures bear interest at the rate of 6% per annum and are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.15 per share at any date, and will receive an equal number of warrants having a strike price of $0.30 per share and a term of five years. A total of $475,000 of the Debentures were converted into common shares in 2016.

Interest expense for the three months ended March 31, 2017 and 2016 was $376 and $380, respectively. Interest expense for the nine months ended March 31, 2017 was $1,144 and $1,148 in the comparable period in 2016.

As of March 31, 2017, $25,050 of principal was outstanding.

January 2015 Convertible Debenture

On January 15, 2015, the Company entered into Convertible Debenture Agreements to obtain $500,000 in gross proceeds from two non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures have a term of two years maturing on January 15, 2017 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.06 per share at any date. The Debenture Holders received 6,250,000 common stock warrants exercisable at $0.06 per share through January 15 2017. The debt is secured by a security interest in certain microreactor equipment. The Agreement also provides for the investors to have the right to appoint one member to the Company’s Board of Directors in the event that any one of the aforementioned debentures are converted into common stock of the Company. On October 10 2016, the maturity date of the debentures was extended to January 15, 2018 and were reclassified as current on the consolidated balance sheet. The 6,250,000 warrants were converted into common stock for total proceeds of $375,000 in October 2016.

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $348,105, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years.

The Company recognized accretion of debt discount expense for the three months ended March 31, 2017 and 2016 of $46,609 and $43,903, respectively, and for the nine months ended March 31, 2017 and 2016, the accretion expense was $147,352 and $129,107, respectively.

Interest expense for the three months ended March 31, 2017 and 2016 was $9,863 and $9,973, respectively, and for the nine months ended March 31, 2017 and 2016 was $30,017 and $30,137, respectively.

As of March 31, 2017, $500,000 of principal was outstanding.

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $566,778, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the three months ended March 31, 2017, and 2016, of $55,054 and $0, respectively and $155,403 and $0 for the nine months ending March 31, 2017, and 2016, respectively. The Company recognized a beneficial conversion expense for the three months ended March 31, 2017, and 2016, of $4,897 and $0, respectively, and $45,291 and $0 for the nine months ended March 31, 2017, and 2016, respectively.

Interest expense for the three months ended March 31, 2017, and 2016, of $35,105 and $0, respectively, and $68,789 and $0 for the nine months ending March 31, 2017, and 2016, respectively.

As of March 31, 2017, $1,465,000 of principal was outstanding after conversion of $250,000 of debentures into common stock.

September 2016 Convertible Promissory Note

In September 2016, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $100,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for 200,000 unregistered and restricted shares of common stock of the Company and a convertible promissory note in the principal amount of $100,000. The Note Holder received 250,000 common stock warrants exercisable at $0.12 per share through September 15, 2019. The promissory note has a term of eight months maturing on May 15, 2017 and stipulates a one-time interest charge of eight percent (8%) shall be applied on the issuance date to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note. The note was converted into 900,000 common shares in February, 2017.

In accounting for the convertible promissory note, the Company allocated the fair value of the common stock and warrants to the proceeds received in the amount of $29,523, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized accretion of debt discount expense for the three months ended March 31, 2017 and 2016 of $10,959 and $0, respectively, and $14,564 and $0 for the nine months ending March 31, 2017, and 2016, respectively. The Company recognized a beneficial conversion expense for the three months ended March 31, 2017, and 2016, of $0 and $0, respectively, and $29,523 and $0 for the nine months ending March 31, 2017, and 2016, respectively. Interest expense for the three months ended March 31, 2017, and 2016, were $3,653 and $0, respectively. Interest expense for the nine months ended March 31, 2017, was $7,258 and $0 respectively.

As of March 31, 2017, $0 of principal was outstanding.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the common stock and warrants to the proceeds received in the amount of $52,817, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, twenty-four months. The Company recognized accretion of debt discount expense for the three months and nine months ended March, 2017, and 2016, of $4,807 and $0, respectively. The Company recognized a beneficial conversion expense for the three months and nine months ended March 31, 2017, and 2016, of $19,484 and $0, respectively.

The Company recognized interest expense for the three months ended and nine months ending March 31, 2017, and 2016, of $4,000 and $6,400, respectively.

As of March 31, 2017, $200,000 of principal was outstanding.

January-March, 2017 Convertible Promissory Notes

In the quarter ended March 31, 2017. the Company entered into six Securities Purchase Agreements and Convertible Promissory Notes to obtain $360,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in the principal amount of $360,000. The promissory notes have a term of twenty-four months maturing on about February 1, 2019. The promissory notes are pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date.

In accounting for the convertible promissory note, the Company allocated the fair value of the common stock and warrants to the proceeds received in the amount of $16,575, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, twenty-four months. The Company recognized accretion of debt discount expense for the three months and nine months ended March, 2017, and 2016, of $4,807 and $0, respectively. The Company recognized a beneficial conversion expense for the three months and nine months ended March 31, 2017, and 2016, of $16,575 and $0, respectively.

The Company recognized interest expense for the three months ended March and nine months ending March 31, 2017, and 2016, of $3,343 and $0, respectively.

March 2017 Convertible Promissory Notes

In March 2017, Company entered into a Securities Purchase Agreement and Convertible Promissory Notes and warrants to obtain $150,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in the principal amount of $150,000. The promissory note has a term of six maturing on September 29 and stipulates a one-time interest charge of eight percent (8%) shall be applied on the issuance date to the principal. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date.

In accounting for the convertible promissory note, the Company allocated the fair value of the common stock and warrants to the proceeds received in the amount of $52,817, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, twenty-four months. The Company recognized accretion of debt discount expense for the three months and nine months ended March, 2017, and 2016, of $45,825 and $0, respectively. The Company recognized a beneficial conversion expense for the three months and nine months ended March 31, 2017, and 2016, of $45,825 and $0, respectively.

The Company recognized interest expense for the three months ended and nine months ending March 31, 2017, and 2016, of $1,426 and $0, respectively.

As of March 31, 2017, $150,000 of principal was outstanding.

Debt Issuance Costs

The costs related to the issuance of debt are presented on the balance sheet as a direct deduction from the related debt and amortized to interest expense using the effective interest method over the maturity period of the related debt. Amortization expense for the three months ended March 31, 2017 and 2016 was $35,900 and $0, respectively, and $69,280 and $0 for the nine months ending March 31, respectively.

NOTE 6 – NOTES PAYABLE

Promissory Notes

In September 2016, the Company issued an unsecured promissory note for proceeds of $100,000. The note bears 0% interest and the Company issued 416,667 common stock warrants exercisable at $0.15 per share through September 29, 2021. The note was due October 13, 2016 and was repaid on October 11, 2016.

In accounting for the promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $26,454, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, fourteen days. The Company recognized accretion of debt discount expense for the three months ended March 31, 2017 and 2016 of $0 and $0, respectively. For the nine months ended March 31, 2017, and 2016, the accretion of debt discount was $26,454 and $0 respectively.

As of March 31, 2017, $0 of principal was outstanding. See Note 13 for additional information.

On March 29, 2017, Quantum Materials Corp. agreed to issue promissory notes to SBI Investment LLC, 2014-1 (“SBI”) and L2 Capital, LLC (“L2 Capital”). The maturity date of these notes is six months from the funding date of each tranche and $339,000 were outstanding at March 31, 2017. The Company received an aggregate of $300,000 of loan proceeds, before deduction of legal fees of $15,000 from the first tranche. In May, 2017, the Company received an additional $200,000 from the second tranche after stockholders approved an increase in the authorized number of shares of common stock to 750,000,000 shares at its stockholder meeting on May 1, 2017. These loans bear guaranteed interest at 6% per annum and may not be prepaid, except by paying a prepayment penalty on principal and accrued interest. The notes are not convertible unless there is an Event of Default as defined in the notes.

On March 29, 2017, the Company entered into an equity purchase agreement (“Eloc”) with SBI and L2 Capital to purchase from them up to $5,000,000 of the Company’s common stock. As further consideration for SBI and L2 Capital entering into the Eloc, the Company agreed to pay SBI and L2 Capital $63,000 and $147,000, respectively, in promissory notes. These promissory notes bear interest at 8% per annum and have a maturity date of nine months from the date of issuance. These notes are not convertible unless there is an Event of Default as defined in the notes. See Note 15.

As of March 31, 2017, the Company had a total of $549,000 notes outstanding, less $47,050 of debt issuance costs.

Note Payable – Insurance

In August 2016, to finance an insurance premium, the Company issued a negotiable promissory note for $13,959 at an interest rate of 4.87% per annum. The note is due in November, 2017. The balance outstanding at March 31, 2017 was $1,557.

In March, 2017, to finance directors and officer’s insurance premiums, the Company issued a negotiable promissory note for $17,434 at an interest rate of 6.89% per annum. The note is due November 11, 2017. The balance outstanding at March 31, 2017 was $17,434.

NOTE 7 – EQUITY TRANSACTIONS

Common Stock

During the nine months ended March 31, 2017, the Company granted 250,000 shares of common stock to consultants at the fair market value of $25,000. This was recognized as a prepaid asset and will be amortized to expense over the life of the agreement.

During the nine months ended March 31, 2017, the Company issued 1,750,000 shares for consulting services.

During the nine months ended March 31, 2017, the Company issued 35,708 shares of common stock at the fair market value of $4,285 for payment of debenture interest.

During the nine months ended March 31, 2017, the Company issued 1,250,000 shares of common stock at the fair market value of $150,000 as a result of debenture conversions.

During the nine months ended March 31, 2017, the Company issued 200,000 shares in connection with the issuance of the September 2016 promissory note.

During the nine months ending March 31, 2017, the Company issued 8,750,000 shares of common stock for warrants exercised, including 2,500,000 shares issued in connection with cashless exercises.

During the nine months ending March 31, 2017, the Company cancelled 194,059 common shares.

In the three months ending March 2017, the Company issued 1,000,000 shares for consulting services. The cost of this issuance was recognized as a prepaid asset and will be amortized to expense over the life of the agreement.

In the three months March, 2017, the Company issued 2,000,000 shares for consulting services. The cost of this issuance was recognized as a prepaid asset and will be amortized to expense over the life of the agreement.

In the three months ending March, 2017, the Company issued a total of 900,000 shares for the conversion of a debenture and accrued interest thereon.

In the three months ending March, 2017, the Company issued 2,000,000 shares for consulting services. The cost of this issuance was recognized as a prepaid asset and will be amortized to expense over the life of the agreement.

In the three months ending March, 2017, the Company issued 1,250,000 common shares for the conversion of a convertible debenture.

In the three months ending March, 2017, the Company issued 833,333 common shares in conjunction with the issuance of a debenture.

In the three months ending March, 2017, the Company issued 1,666,666 shares for consulting services.

In the three months ending March, 2017, the Company issued 1,250,000 common shares for consulting services.

Stock Warrants

A summary of activity of the Company’s stock warrants for the nine months ended March 31, 2017 is presented below:

			Weighted
	Weighted		Average	Weighted
	Average		Remaining	Average
	Exercise	Number of	Contractual	Grant Date
	Price	Warrants	Term in Years	Fair Value

Balance as of June 30, 2016	$0.11	39,262,305		$0.15
Expired	0.13	(2,660,192)		0.13
Granted	0.12	8,221,928		0.12
Exercised	0.06	(12,500,000)		0.15

Balance as of March 31, 2017	$0.13	32,324,041	2.59	$0.10

Vested and exercisable as of March 31, 2017	$0.13	32,324,041	2.59	$0.10

Outstanding warrants at March 31, 2017 expire during the period April 2017 to November 2021 and have exercise prices ranging from $0.10 to $0.30.

NOTE 8 – STOCK-BASED COMPENSATION

The Company follows FASB Accounting Standards Codification (“ASC”) 718 “Compensation — Stock Compensation” for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In October 2009 the Board of Directors authorized the approval of a stock option plan covering 7,500,000 shares of common stock, which was increased to 10,000,000 shares in December 2009 and approved by stockholders in January 2010. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of March 31, 2017, 9,200,000 options have been granted, with terms ranging from five to ten years, and 800,000 have been cancelled leaving a balance of 8,400,000 outstanding.

In March 2012, 3,500,000 stock options, with a term of five years, were granted outside of a stock option plan. In March, 2017, the term of these options was extended for an additional five years.

In January 2013 the Board of Directors authorized the approval of a stock option plan covering 20,000,000 shares of common stock, which was increased to 60,000,000 shares in March 2013 and approved by stockholders in March 2013. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of March 31, 2017, 60,150,248 options have been granted, with terms ranging from five to ten years, 3,325,000 have been exercised and 3,283,334 have been cancelled, and 53,641,914 remain outstanding.

On February 17, 2016, the Shareholders approved the 2015 Employee Benefit and Consulting Services Compensation Plan covering 15,000,000 shares. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of March 31, 2017, 2,500,000 options have been granted with a term of five years, and 1,625,000 have been cancelled leaving a balance outstanding of 875,000 options.

In June 2016, 6,000,000 stock options, with a term of ten years, were granted outside of a stock option plan, and 3,000,000 shares were cancelled.

In the quarter ended March 31, 2017 a total of 5,258,336 options were canceled or expired.

Incentive Stock Options: The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes-Merton valuation model. The volatility is based on expected volatility over the expected life of thirty-six to sixty months. Compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the Company has reduced the cost for estimated forfeitures based on historical forfeiture rates, which were between 14% and 17% during the nine months ended March 31, 2017. As the Company has not historically declared dividends, the dividend yield used in the calculation is zero. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton model.

The following assumptions were used for the periods indicated:

	Nine Months Ended
	March 31,
	2017	2016

Expected volatility	140.73%	142.05%
Expected dividend yield	-	-
Risk-free interest rates	1.25%	1.19%
Expected term (in years)	5.0	5.0

The computation of expected volatility during the nine months ended March 31, 2017 and 2016 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

A summary of the activity of the Company’s stock options for the nine months ended March 31, 2017 is presented below:

			Weighted
			Average	Weighted
	Weighted		Remaining	Average
	Average	Number of	Contractual	Optioned	Aggregate
	Exercise	Optioned	Term in	Grant Date	Intrinsic
	Price	Shares	Years	Fair Value	Value

Balance as of June 30, 2016	$0.08	75,375,248		$0.11	$3,771,601
Expired	-	-		-
Granted	0.12	2,500,000		0.10
Exercised	-	-		-
Cancelled	0.06	(8,358,334)		-

Balance as of March 31, 2017	$0.10	69,516,914	5.15	$0.11	$4,340,520

Vested and exercisable as of March 31, 2017.	$0.10	56,087,599	5.15	$0.11	$4,340,520

Outstanding options at March 31, 2017, expire during the period April 2017 to June 2026 and have exercise prices ranging from $0.05 to $0.17.

Compensation expense associated with stock options for the three months ended March 31, 2017 and 2016 was $(24,478) and $98,316, respectively, and $664,806 and $1,439,221 for the nine months ended March 31, 2017 and 2016, respectively, and was included in general and administrative expenses in the consolidated statements of operations.

At March 31, 2017, the Company had 5,158,334 shares of nonvested stock option awards. The total cost of nonvested stock option awards which the Company had not yet recognized was $378,402 at March 31, 2017. Such amounts are expected to be recognized over a period of 1.75 years.

Restricted Stock: To encourage retention and performance, the Company granted certain employees restricted shares of common stock with a fair value per share determined in accordance with conventional valuation techniques, including but not limited to, arm’s length transactions, net book value or multiples of comparable company earnings before interest, taxes, depreciation and amortization, as applicable. Generally, the stock vests over a 3 year period. A summary of the activity of the Company’s restricted stock awards for the nine months ended March 31, 2017 is presented below:

	Number of
	Nonvested,	Weighted
	Non-issued	Average
	Restricted	Grant Date
	Share Awards	Fair Value
Nonvested, nonissued restricted shares outstanding at June 30, 2016	1,000,000	$0.42
Granted	-	-
Vested	(500,000)	0.42
Forfeited	-	-

Nonvested, nonissued restricted shares outstanding at March 31, 2017	500,000	$0.42

Compensation expense associated with restricted stock for the three months ended March 31, 2017, and 2016, was $51,781 and $52,356, respectively, and $157,644 and $193,219 for the nine months ended March 31, 2017, and 2016, respectively, and was included in general and administrative expenses in the consolidated statements of operations. The total cost of nonvested stock awards which the Company had not yet recognized was $60,411 at March 31, 2017. This amount is expected to be recognized over a period of 0.5 years.

Agreements with Officers and Employees: In June 2016, the Company’s officers and certain employees owning options to purchase 57,670,933 shares of the Company’s common stock entered into an agreement with the Company that such persons cannot exercise their options and the Company does not have to reserve for the issuance of shares of common stock underlying their options until the earlier of June 30, 2017 or the Company having unreserved shares sufficient for all outstanding options to be exercised. On May 1, 2017, the Company’s shareholders approved an increase in the number of authorized common shares to 750,000,000. As a result of this increase all 57,670,933 options will be exercisable as of May 1, 2017.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(unaudited)

Net loss	$(1,631,939)	$(752,360)	$(5,416,088)	$(4,138,967)

Weighted average common shares outstanding:
Basic and diluted	339,633,586	322,675,999	333,006,003	316,418,240

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

NOTE 10- REVENUE

During the three months ending March 31, 2017, the Company recognized revenues of $2,500 compared with revenues of $225,000 recognized during the quarter ended March 31, 2016. For the nine months ended March 31, 2017, the Company recognized revenues of $27,000 from merchandise samples compared with revenues of $225,000 from a development assistance contract recognized in the comparable period of 2016.

The Company has expended $413,004 during the nine months ending March 31, 2017 to complete the development of its patented quantum dots. In future quarters, it is expected that revenues will be earned as product is shipped.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Agreement with Rice University

 On August 20, 2008, Solterra entered into a License Agreement with Rice University, which was amended and restated on September 26, 2011; also on September 26, 2011, QMC entered into a new License Agreement with Rice (collectively the “Rice License Agreements”). On August 21, 2013, QMC and Solterra each entered into a second amended license agreements with Rice University. QMC and Solterra entered into third amended license agreements with Rice University on March 15 and 24, 2016, respectively.

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

We have a verbal agreement with Rice University to modify the minimum royalty due dates that will result in Quantum Materials Corp being in full compliance with the agreements at March 31, 2017 and we anticipate this will be memorialized in writing by June 1, 2017. The modification to the license agreements for both Quantum Materials and Solterra specifically adjusts dates for annual minimum royalty obligations to coincide in timing with expected commercial sales of tetrapod quantum dots. The Annual Minimum Royalties will commence in 2019 but we expect a clause for a yearly maintenance fee (approximately $20,000 per year starting in January 2018) that would delay the annual royalties until commercial sales occur.

Minimum royalties payable under the Solterra Rice License Agreement are expected to be due March 1, 2019, and each January 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. Such minimum royalty payments shall be credited against royalties due in each respective royalty year, January 1 to December 31, following the due date. Pursuant to the Solterra Rice License Agreement, as amended, Rice is entitled to receive, during the term, a royalty of 2-4% of adjusted gross sales for QDs sold in solar applications. Minimum royalties payable under the Solterra Rice License Agreement include $100,000 due March 1, 2019, $356,250 due January 1, 2020, $1,453,500 due January 1, 2021 and $3,153,600 each January 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. Pursuant to the QMC Rice License Agreement, as amended, Rice is entitled to receive, during the term, a royalty of 7.5% of adjusted gross sales for QDs sold in electronic and medical applications. Minimum royalties payable under the QMC Rice License Agreement include $175,000 due March 1, 2019, $292,500 due January 1, 2020, $585,000 due January 1, 2021 and each January 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index.

Agreement with University of Arizona

Solterra entered into an exclusive Patent License Agreement with the University of Arizona (“UA”) in July 2009. On March 3rd 2017, Solterra entered into an amended license agreement with UA. Pursuant to UA License Agreement, as amended, Solterra is obligated to pay minimum annual royalties of $50,000 by June 30 2107, $125,000 by September 15, 2017 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the consumer price index. Such minimum royalty payments shall be credited against royalties due in each respective royalty year, July 1 to June 30, following the due date. Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. The UA License Agreements and subsequent amendments have been filed on Form 8-K and are incorporated by reference herein. The Company is in the process of renegotiating the minimum royalty commitments and while oral modifications have been agreed to a final amendment has not been finalized. As of March 31, 2017, no royalties have been accrued for this obligation.

Agreement with Texas State University

The Company entered into a Service Agreement with Texas State University (“TSU”) by which the Company occupies certain office and lab space at TSU’s STAR Park (Science Technology and Advanced Research) Facility. The agreement is month-to-month and can be terminated with 60-days written notice of either party.

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

The Company had approximately $25,560,000 in U.S. net operating loss (“NOL”) carryforwards that expire beginning in 2029 as of its fiscal year ending June 30, 2016, and $29,450.000 in NOL’s available as of March 31, 2017 prior to any reductions under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”). Section 382 provides that a corporation that undergoes an “ownership change”, as defined therein, is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income.

The Company completed an evaluation study whether an “ownership change” had occurred and determined that the limitation would be approximately $750,000, thereby reducing the net operating loss at March 31, 2017 to approximately $28,800,000. The Company has recorded a valuation allowance on the entire NOL as it believes that it is more likely than not that all of the deferred tax asset associated with the NOLs will not be realized regardless of whether an “ownership change” has occurred.

When a company operates in a jurisdiction that generates ordinary losses but does not expect to realize them, ASC 740-270-30-36(a) requires the exclusion of the respective jurisdiction from the overall annual effective tax rate (“AETR”) calculation and instead, a separate AETR should be computed. The Company operates in one jurisdiction and has determined that its deferred tax assets are not realizable on a more likely than not basis and has recorded a full valuation allowance. The effective income tax rate for the three months and nine months ended March 31, 2017 and March 31, 2016 was 0%.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Nine Months Ended
	March 31,
	2017	2016
	(unaudited)

Cash paid for interest	$529	$20,055

Cash paid for income taxes	$-	$-

The following is supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended
	March 31,
	2017	2016
	(unaudited)
Allocated value of common stock and warrants issued with convertible debentures and promissory notes	$238,201	$-

Prepaid expense paid in shares of common stock	$27,536	$131,655

Financing of prepaid insurance	$17,374	$20,024

Stock warrants issued for conversion of accrued salaries	$-	$409,667

Cancellation of shares	$195	$-

Stock issued for interest payments	$12,284	$-

Conversion of debentures into common stock	$250,000	$-

NOTE 13 – TRANSACTIONS WITH AFFILIATED PARTIES

During the nine months ended March 31, 2017, the Company issued a convertible debenture to a family member of a key executive for proceeds of $200,000. This transaction is described in more detail in Note 5 under the heading April – June, August and October 2016 Convertible Debentures.

In September 2016, the Company’s former Chief Financial Officer loaned the Company $100,000 to provide short-term bridge financing. This transaction is described in more detail in Note 6 under the heading “Promissory Note”. The Company repaid the loan on October 11, 2016.

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

NOTE 15 – EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS

Equity Purchase Agreement

On March 29, 2017, the Company entered into an equity purchase agreement (“Eloc”) with SBI and L2 Capital to purchase from them up to $5,000,000 of the Company’s common stock. Pursuant to the terms of the equity agreement, for a period of up to four years, SBI and L2 Capital are committed to purchase at the election of the Company, assuming an effective registration statement, and upon delivery by the Company of a put notice to Put Shares (as defined in the Eloc) (i) in a minimum amount of not less than $25,000 and (ii) in a maximum amount up to the lesser of (a) $250,000 or (b) 150% of the average daily trading value; provided such minimum amount of Put Shares may be decreased and such maximum amount of Put Shares may be increased, subject to the Company’s approval. Unless otherwise agreed to in writing by SBI and L2 Capital, the amount in the Put Notice shall be allocated pro rata among the participating investors based upon the Maximum Commitment Amount as defined in the Eloc. The purchase price of the Put Shares shall mean 80% of the market price (i.e. the lowest closing bid price for any trading day during the Valuation Period as defined in the Eloc). If 80% of the lowest closing bid price on the OTCQB for any trading day during the respective Valuation Period (as defined in Eloc) is less than the Company minimum price of $.12 per share, then SBI and/or L2 Capital may elect to purchase all or none of the Put Shares at the Company minimum price.

As further consideration for SBI and L2 Capital entering into the Eloc, the Company agreed to pay SBI and L2 Capital $63,000 and $147,000, respectively, in promissory notes. These promissory notes bear interest at 8% per annum and have a maturity date of nine months from the date of issuance. These notes are not convertible unless there is an Event of Default as defined in the notes.

Common Stock Purchase Warrants

In connection with the loan transactions, the Company is issued warrants to each lender. In connection with the first tranche, the Company issued to SBI warrants to purchase 253,525 shares and the Company issued to L2 Capital warrants to purchase 760,576 shares. At each closing after the first tranche, the Company will issue to each of SBI and L2 Capital warrants to purchase 50% of the total amount of each tranche funded plus the applicable original issue discount, divided by the lesser of (i) the closing bid of the common stock on March 29, 2017 and (ii) the closing bid price of the common stock on the funding date of each respective tranche. In connection with the second tranche of $200,000 received on May 4, 2017 the Company will issue to SBI and L2 Capital additional warrants to purchase common shares on the same terms as the initial funding.

Registration Rights Agreement

On March 29, 2016, the Company entered into a registration rights agreement with SBI and L2 Capital. Pursuant to said agreement, the Company is required to file a registration statement with the Securities and Exchange Commission to register the shares of common stock under the Eloc and all shares of common stock underlying the notes and warrants issued to SBI and L2 Capital in connection with the Eloc and loan transactions described above.

NOTE 16 - SUBSEQUENT EVENTS

On May 1, 2017, a Special Meeting of Stockholders was held by Quantum Materials Corp. At the Stockholder Meeting a quorum of 215,995,100 shares of common stock were present in person or by proxy. At the Special Meeting, the stockholders approved the filing of an amendment to the Corporation’s Articles of Incorporation to increase the number of authorized shares of $.001 par value common stock from 400,000,000 shares to 750,000,000 shares. Of the 215,995,100 shares of common stock that were present at the meeting in person or by proxy, 199,175,046 shares of common stock were voting in favor of the proposal, 15,870,085 shares against and 949,969 shares abstained from voting.

On or about April 27, 2017 the Company executed a funded collaboration agreement by which Quantum will work with Freschfield to integrate Quantum Materials Corp advanced Nanomaterials including quantum dot-based solar photovoltaics into Freschfield’s SmartSkinz. Freschfield has synthesized solar and hydrogen fuel cell technologies into an outer layer building skin – SmartSkinz – which creates a perpetual carbon-free energy source, under any weather condition, time of day and location. Quantum Materials’ development will focus on developing and deploying advanced nanomaterials to optimize system performance on several levels including the building-integrated photovoltaics (BIPV) component of SmartSkinz. Under terms of the agreement, Freschfield will fund development by providing $1 million over four quarters to Quantum Materials beginning June 2017.

On May 4, 2017, the Company received $200,000 from L2 Capital and SBI in conjunction with their equity purchase agreement.

On May 19, 2017, the Company entered into two waiver and consent agreements with Lincoln Park Capital Fund, LLC (“Lincoln Park”) whereby the parties agreed that the prior equity line of credit agreement entered into on November 8, 2016 is canceled and various covenants made with respect to a $200,000 loan were waived in connection with certain loan transactions and in consideration thereof, the Company agreed to issue 1,000,000 shares of common stock to Lincoln Park in settlement of all claims.

In April, 2017, the Company issued 2,500,000 common shares for consulting services. The cost of this issuance was recognized as a prepaid asset and will be amortized to expense over the life of the agreement.

In April, 2017, the Company issued 595,238 common shares for consulting services. The cost of this issuance was recognized as a prepaid asset and will be amortized to expense over the life of the agreement.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the nine month periods ended March 31, 2017 and March 31, 2016 have been included.

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

Plan of Operations

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

Our marketing strategy is to engage in strategic arrangements with manufacturers, distributors, and others to jointly develop applications using its patented continuous production process. Such joint collaborations will involve us working closely with its industry counterparts to optimize the performance of our materials in each application or device and to use the results from product development and testing to further enhance product specifications. On July 15, 2015 we entered into a joint development agreement with a major display panel manufacturer and on September 11, 2015 we entered into a funded product development agreement with a leading global optical film manufacturer, Nitto Denko Corporation. In June 2016 we entered into a development agreement with an unnamed company in the oil and natural gas sector to produce novel technology for use in that industry. To date, we have not entered into any formal commercial supply agreements, joint ventures, or licensing agreements.

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

On January 29, 2016 Quantum Materials Corp. (QMC) announced the formation of a Joint Venture with Guanghui Technology Group (GTG) to establish infrastructure in China to both produce quantum dots and to further develop quantum dot based technology solutions for display, solid state lighting (SSL), lithium ion batteries, security and solar energy markets. GTG is a Financial Advisory and Services Company that assists advanced technological companies enter the China market. GTG is investing US$20 million into the joint venture to build out QDXTM quantum dot production facilities and fund quantum dot application development in China.

On January 30 2017, Guanghui Technology Group (GTG) reported an investment commitment from the China Government Guidance Fund of 150 million RMB (US $21.8 million) for the benefit of the QMA partnership.  Quantum Materials Asia intends to initiate production in the second quarter of our fiscal year ending June 30, 2018. The initial focus will be the delivery of quantum dot materials to the China Display industry. Quantum Materials Corp is currently training key personnel intended to be deployed to support QMA’s schedule and is providing sample materials to a number of Chinese display industry companies. Quantum Materials Corp. will supply production knowledge and personnel to the joint venture in return for a 50% profit interest and a 25% ownership interest in QMA.

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

Liquidity and Capital Resources

As of March 31, 2017, we had a working capital deficit of           , with total current assets and liabilities of $660,976 and $2,368,245, respectively. Included in the liabilities are $428,150 owed to our officers, directors and employees for services rendered and accrued through March 31, 2017, and $549,000 of debentures, less issuance costs of $47,050 issued in conjunction with the L2Capital notes. In view of our working capital deficit we have relied on financing through the issuance of common stock and convertible debentures and we expect that conversions of outstanding notes will reduce our working capital deficit in the future.

As of March 31, 2017, we have cash and cash equivalent assets of $321,656 primarily obtained from recent debt offerings and we will continue to incur losses in operations until we generate revenues from scaled up production. Over the past five years we have primarily relied on sales of common stock and debt instruments to support operations as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into securities of the Company. Management believes it will be necessary for the Company to rely on external financing to supplement working capital in order to meet the Company’s liquidity needs in fiscal year 2017 and 2018; the success of securing such financing on terms acceptable to the Company cannot be assured. The Company is seeking to raise to $5,000,000 in equity and/or debt financings to support operations over the next twelve months from our Eloc financing agreement. These financings, plus the potential exercise of stock options and stock purchase warrants previously issued, coupled with material reductions in general & administrative expenses, should provide sufficient working capital to scale up to full production over the next nine months. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Nine months ended
	March 31,
	2017	2016
	(unaudited)
Operating activities	$(1,697,458)	$(1,293,250)
Investing activities	$(32,871)	$17,871
Financing activities	$1,785,000	$610,500

Operating Activities: Net cash used in operating activities was $1,697,458 for the nine months ended March 31, 2017 compared to $816,812 for the same period of 2016, an increase of $880,646. The increase was due to primarily driven by an increase of general and administrative expenses and increased research and development costs.

Investing Activities: Net cash used in investing activities was $32,871 for the nine months ended March 31, 2017 compared to net cash provided by investing activities of $17,871 for the same period of 2016, a net decrease of cash provided by $50,742.

Financing Activities: Net cash provided by financing activities was $1,785,000 for the nine months ended March 31, 2017 compared to $610,500 for the same period of 2016, an increase of $1,174,500. The increase is due to proceeds received from conversion of sale debentures, warrants exercised, and the recent Capital L2 financing.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes we will be able to meet our obligations and continue our operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to reflect the carrying value and classification of assets and liabilities should we be unable to continue as a going concern. As of March 31, 2017, we had not yet achieved profitable operations, had a working capital deficit of $2,368,745 and expect to incur further losses in the development of the business, all of which casts substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016.

General and administrative expenses

During the three months ended March 31, 2017, the Company incurred $1,174,350 of general and administrative expenses compared with $903,795 incurred in the three month period ended March 31, 2016, an increase of $270,555. The increase in general and administrative expenses was primarily due to increases in other professional compensation of $403,569.

Included in general and administrative expenses for the three months ended March 31, 2017 was employee compensation of $293,658, legal and audit fees of $130,771, other professional fees of $552,332, travel expense of $32,736, corporate expenses of $193,398, stock-based compensation of $59,812, and other expenses decreased by $88,357.

Included in general and administrative expenses for the three months ended March 31, 2016 was employee compensation of $294,602, legal and audit fees of $100,393, other professional fees of $148,763, travel expense of $31,957, corporate expense of $145,918, stock-based compensation of $150,672, and other expenses of $331,490.

Research and development expenses

During the three months ended March 31, 2017, the Company incurred $141,202 of research and development expenses, an increase of $121,992 from the $19,210 recorded for the three months ended March 31, 2016. The increase is primarily due to increased expenditures for lab equipment, chemicals and consumables in the San Marcos facility.

Beneficial conversion feature on convertible debenture

During the three months ended March 31, 2017 the Company incurred $135,633 of beneficial conversion expense compared to $0 recorded for the three months ended March 31, 2016. The increase in beneficial conversion expenses was due primarily to the issuance of new convertible debentures during the three months ending March 31, 2017.

Interest expense, net

Interest expense recorded for the three months ended March 31, 2017 was $97,576 compared to $10,452 in the three months ended March 31, 2016, an increase of $87,124. The increased interest expense recorded in the three months ending March 31, 2017 was primarily related to the 8% interest rate on the April to June and August 2016 debentures of outstanding convertible debentures.

Accretion of debt discount

During the three months ended March 31, 2017 the Company recorded $85,678 of accretion of debt discount expense, an increase of $45,349 from the $43,903 recorded for the three months ended March 31, 2016. The increase in accretion of debt discount expense is primarily related to the issuance of the convertible debentures during the quarter.

Nine Months Ended March 31, 2017 Compared to Nine Months Ended March 31, 2016.

General and administrative expenses

During the nine months ended March 31, 2017, the Company incurred $4,188,134 of general and administrative expenses compared with $4,212,120 incurred in the nine month period ended March 31, 2016, a decrease of $23,986. The decrease in general and administrative expenses was due to increases in employment compensation expenses to $1,294,852 from $777,394 in the comparable prior year period, an increase of $517,458; increases in legal and professional fees to $557,696 from $370,164 in the comparable period, an increase of $187,532, an increases in corporate expenses to $424,653 from $332,177, an increase of $92,536 increases in other professional fees of $369,581 less a decrease in travel and related costs to $41,610 from $80,845, a decrease of $39,325, and a decrease in stock based compensation costs to $771,578 from $2,080,892, a decrease of $1,309,404.

Included in general and administrative expenses for the nine months ended March 31, 2017 was employee compensation of $1,294,852, legal and audit fees of $557,696, other professional fees of $906,465, travel expense of $41,610, corporate expense of $379,927, stock-based compensation of $771,578, and other expenses of $110,685.

Included in general and administrative expenses for the nine months ended March 31, 2016 was employee compensation of $777,394, legal and audit fees of $370,164, other professional fees of $477,884, travel expense of $80,845, corporate expense of $332,177, stock based compensation of $2,080,892, and other expenses including depreciation and amortization of $92,764.

Research and development expenses

During the nine months ended March 31, 2017 the Company incurred $413,004 of research and development expenses, an increase of $306,072 from the $106,932 recorded for the nine months ended March 31, 2016. The increase is primarily due to increased expenditures for lab equipment, chemicals and consumables in the San Marcos facility as the Company gears up for full production.

Beneficial conversion feature on convertible debenture

During the nine months ended March 31, 2017 the Company incurred $184,356 of beneficial conversion expense compared to $0 recorded for the nine months ended March 31, 2016. The increase in beneficial conversion expenses was due to the issuance of six convertible debentures during the nine months ending March 31, 2017 with no convertible debentures issued in the comparable period in 2016.

Interest expense

Interest expense recorded in the nine months ended March 31, 2017, was $226,484 compared to interest expense of $32,023, for the nine months ended March 31, 2016, an increase of $194,461. The increase is primarily related to the 8% interest associated with the $1,565,000 of convertible debentures issued in April-June and August, 2016 and $360,000 of convertible debentures issued in the quarter ended March 31, 2017.

Accretion of debt discount

Accretion of debt discount expense recorded in the nine months ended March 31, 2017, was $385,535 compared with $129,127 for the period ending March 31, 2016, an increase of $256,408. The increase in debt discount is primarily related to the discount recorded on the $1,565,000 convertible debentures issued in 2016 and six convertible debentures issued during the nine months ended March 31, 2017.

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statement of Operations Information:
Revenues	$2,500	$225,000	$27,000	$225,000
General and administrative	1,174,350	903,795	4,188,134	4,212,120
Research and development	141,202	19,210	413,004	165,265
Gain on settlement	-	-	-	(174,568)
Beneficial conversion expense	135,633	-	229,931	-
Interest expense, net	97,576	10,452	226,484	32,023
Accretion of debt discount	85,678	43,903	385,535	129,127

Net loss	$(631,933)	$(752,360)	$(5,416,088)	$(4,138,967)

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at March 31, 2017.

Change in Accounting Staff

Subsequent to December 31, 2016 and prior to the filing of this Form 10-Q, there has been a complete change in the Company’s accounting staff, including the Chief Financial Officer. Prior to March 31, 2017, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) conducted an evaluation of the Company’s disclosure controls and internal controls which include a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in quarterly and annual reports. In the course of the evaluation, the CEO and CFO will seek to identify data errors, control problems, acts of fraud, and if appropriate, then seek to confirm that appropriate corrective action, including process improvements to be undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-Q and annual reports on Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure controls and internal controls, and to make modifications if and as necessary.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as set forth above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company was served in Hays County, Texas in a compliant for breach of contract in February, 2017. In April 2017 the Company settled this complaint for $129,000 payable over a 4 month period. The entire $129,000 was accrued as an expense during the nine month period ending March 31, 2017.

Item 1A. Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2017 to March 31, 2017, we had the following sales and issuances of unregistered equity securities:

Consideration Received and
			Description of Underwriting or		If Option, Warrant or
			Other Discounts to Market		Convertible Security,
	Title of		Price or Convertible Security	Exemption from	Terms of Exercise or
Date of Sale	Security	Number Sold	Afforded to Purchases	Registration Claimed	Conversion

January – March 2017	Common Stock	5,717,000 shares	Shares issued as stock-based compensation; no commissions paid	Section 4(2); and/or Rule 506	Not applicable

January – March 2017	Common Stock and Warrants and promissory notes	$1,071,000 notes and 8,221,928 warrants	$1,059,000 debentures and promissory note including $210,000 in fees paid via promissory notes to L2 Capital and SBI	Section 4(2); and/or Rule 506	$.12 exercise and conversion price

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 19, 2017, the Company entered into two waiver and consent agreements with Lincoln Park Capital Fund, LLC (“Lincoln Park”) whereby the parties agreed that the prior equity line of credit agreement entered into on November 8, 2016 is canceled and various covenants made with respect to a $200,000 loan were waived in connection with certain loan transactions and in consideration thereof, the Company agreed to issue 1,000,000 shares of common stock to Lincoln Park in settlement of all claims.

Item 6. Exhibits (items indicated by an (*) are filed herewith)

The following exhibits are all previously filed in connection with our Form 8-K filed November 10, 2008, unless otherwise noted.

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 15, 2008, by and among Quantum Materials Corp., Solterra Renewable Technologies, Inc., the shareholders of Solterra and Greg Chapman, as Indemnitor.

3.1	Articles of Incorporation. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007.)

3.2	2010 Amendment to Articles of Incorporation. (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014.)

3.3	2013 Amendment to Articles of Incorporation. (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014.)

3.4	Bylaws. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007.)

10.1	License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. dated August 20, 2008.

10.2	Letter dated October 2, 2008 from Rice University amending the License Agreement contained in Exhibit 10.1.

10.3	Agreement with Arizona State University executed by ASU on October 8, 2008 and executed by Solterra on September 18, 2008.

10.4	Letters dated November 5, 2009 and November 5, 200 amending Rice University Agreement. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

10.5	License Agreement between The University of Arizona and the issuer dated July 2009. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2009.)

10.6	Letter dated December 16, 2010 from Rice University amending the License Agreement contained in Exhibit 10.1 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010.)

10.7	Amendment to Exclusive Patent License Agreement between University of Arizona and Solterra Renewable Technologies (i.e. amendment to exhibit 10.7). (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010 filed on February 14, 2011.)

10.8	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K dated September 19, 2013.)

10.9	License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K dated September 19, 2013.)

10.10	Second Amendment to Issuer’s Agreement with University of Arizona. (Incorporated by reference to Form 10-K for the fiscal year ended June 30, 2012.)

10.11	Employment Agreement — Stephen Squires. (Incorporated by reference to Form 8-K filed January 23, 2013.)

10.12	Employment Agreement — David Doderer (Incorporated by reference to Form 8-K filed January 23, 2013.)

10.13	Employment Agreement – Craig Lindberg (Incorporated by reference to Form 8-K filed June 17, 2015.)

10.14	Agreement with Christopher Benjamin, former officer/director (Incorporated by reference to Form 10-Q for the quarter ended September 30, 2015.)

10.15	Amended and Restated Employment Agreement – Stephen Squires (Incorporated by reference to Form 8-K filed December 15, 2015.)

10.16	Amended and Restated Employment Agreement – David Doderer (Incorporated by reference to Form 8-K filed December 15, 2015.)

10.17	Amended and Restated Employment Agreement – Craig Lindberg (Incorporated by reference to Form 8-K filed December 15, 2015.)

10.18	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K filed April 1, 2016.)

10.19	Amended License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K filed April 1, 2016.)

10.20	Amended License Agreement by and between The University of Arizona and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K filed June 9, 2016.)

10.21	Employment Agreement – Sri Peruvemba (Incorporated by reference to Form 8-K filed June 16, 2016.)

10.22	Amended and Restated Employment Agreement – Stephen Squires (Incorporated by reference to Form 8-K filed June 16, 2016.)

10.23	Amended and Restated Subscription Agreement dated January 15, 2015 by and among Quantum Materials Corp., Carson Diversified Investments, LP and Carson Haysco Holdings, LP. (Incorporated by reference to Form 8-K filed October 14, 2016.)

10.24	Agreement dated October 10, 2016 by and among Quantum Materials Corp., Carson Diversified Investments, LP and Carson Haysco Holdings, LP. (Incorporated by reference to Form 8-K filed October 14, 2016.)

10.25	Resignation Agreement of Sriram Peruvemba dated December 22, 2016. (Incorporated by reference to Form 8-K filed December 30, 2016.)

10.26	Resignation Agreement of Craig Lindberg dated as of February 1, 2017. (Incorporated by reference to Form 8-K filed February 3, 2017.)

10.27	Waiver and Consent -Eloc – Lincoln Park*

10.28	Waiver and Consent – $200,000 loan – Lincoln Park *

21.1	Subsidiaries of Registrant listing state of incorporation (Incorporated by reference to Form 10-K for fiscal year ended June 30, 2011.)

31(a)	Rule 13a-14(a) Certification — Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification — Principal Financial Officer *

32(a)	Section 1350 Certification — Principal Executive Officer *

32(b)	Section 1350 Certification — Principal Financial Officer *

101.INS	XBRL Instance Document *

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM MATERIALS CORP.

Date: May 22, 2017	/s/ Stephen Squires
Stephen Squires
Principal Executive Officer

Date: May 22, 2017	/s/ E. J. Schloss
E.J. Schloss
Principal Financial Officer

