Form 10-Q/A
period 2017-03-31
QUANTUM MATERIALS CORP.
filed 2017-07-06
CIK 1403570

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

As of June 27, 2017, there were 367,614,831 shares of common stock, $0.001 par value per share, outstanding.

Explanatory Note: The original Form 10-Q for the quarter ended March 31, 2017 was filed without the independent auditors completing their review. This Form 10-Q/A has been filed after the completion of such review.

QUANTUM MATERIALS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUM MATERIALS CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	June 30, 2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$321,656	$266,985
Accounts receivable	-	8,835
Prepaid expenses and other current assets	557,113	102,100
TOTAL CURRENT ASSETS	878,769	377,920

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $222,351 and $150,142	735,336	774,674

LICENSES AND PATENTS, net of accumulated amortization of $104,167 and $75,256	88,576	117,487

TOTAL ASSETS	$1,702,681	$1,270,081

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,663,531	$617,292
Accrued salaries	428,150	238,182
Notes payable, net of unamortized discount	17,374	10,093
Current portion of convertible debentures, net of unamortized discount	1,115,164	407,702
TOTAL CURRENT LIABILITIES	3,224,219	1,273,269

CONVERTIBLE DEBENTURES, net of current portion, unamortized discount and debt issuance costs	1,693,448	1,039,656

TOTAL LIABILITIES	4,917,667	2,312,925

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, authorized 400,000,000 shares, 344,755,437 and 324,563,789 issued and outstanding at March 31, 2017 and June 30, 2016, respectively	344,755	324,564
Additional paid-in capital	31,172,343	28,415,843
Accumulated deficit	(34,732,084)	(29,783,251)
TOTAL STOCKHOLDERS’ DEFICIT	(3,214,986)	(1,042,844)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,702,681	$1,270,081

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

REVENUES	$2,500	$225,000	$27,000	$225,000

OPERATING EXPENSES
General and administrative	737,022	903,795	3,750,806	4,212,120
Research and development	136,786	19,210	408,588	165,265
TOTAL OPERATING EXPENSES	873,808	923,005	4,159,394	4,377,385

LOSS FROM OPERATIONS	(871,308)	(698,005)	(4,132,394)	(4,152,385)

OTHER EXPENSE (INCOME)
Gain on settlement	-	-	-	(174,568)
Beneficial conversion expense	102,797	-	197,095	-
Interest expense, net	90,013	10,452	218,921	32,023
Accretion of debt discount	100,566	43,903	400,423	129,127
TOTAL OTHER EXPENSE (INCOME)	293,376	54,355	816,439	(13,418)

NET LOSS	$(1,164,684)	$(752,360)	$(4,948,833)	$(4,138,967)

LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	339,943,771	322,675,999	333,385,603	316,418,240

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances at June 30, 2016	324,563,789	$324,564	$28,415,843	$(29,783,251)	$(1,042,844)

Common stock issued for cash	833,333	833	99,167	-	100,000

Common stock issued for warrant and option exercises	10,000,000	10,000	415,000	-	425,000

Common stock issued for services	6,466,666	6,467	572,033	-	578,500

Common stock issued for debenture interest	102,374	102	12,183		12,285

Common stock issued for debenture conversions	2,083,334	2,083	247,917		250,000

Cancellation of shares	(194,059)	(194)	194	-	-

Stock-based compensation	500,000	500	821,674	-	822,174

Beneficial conversion feature of debenture	-	-	197,095	-	197,095

Allocated value of common stock and warrants related to debenture	400,000	400	391,237	-	391,637

Net loss	-	-	-	(4,948,833)	(4,948,833)

Balances at March 31, 2017	344,755,437	$344,755	$31,172,343	$(34,732,084)	$(3,214,986)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,
	2017	2016
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,948,833)	$(4,138,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	101,120	92,764
Amortization of debt issuance costs	47,469	-
Stock-based compensation	822,174	2,080,892
Stock issued for services	286,113	158,345
Stock issued for interest	12,285	-
Gain on settlement	-	(174,568)
Beneficial conversion feature	197,095	-
Accretion of debt discount	400,423	129,127
Effects of changes in operating assets and liabilities:
Accounts receivable	8,835	-
Prepaid expenses and other current assets	54,654	237,899
Accounts payable and accrued expenses	1,236,207	321,258
NET CASH USED IN OPERATING ACTIVITIES	(1,782,458)	(1,293,250)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(32,871)	(47,459)
Change in restricted cash investments	-	65,330
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(32,871)	17,871

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	525,000	460,500
Proceeds from issuance of convertible debentures / promissory note	1,360,000	-
Proceeds from issuance of note payable	100,000	150,000
Principal payments on note payable	(100,000)	-
Debt issuance costs	(15,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,870,000	610,500

NET INCREASE (DECREASE) IN CASH	54,671	(664,879)

CASH AND CASH EQUIVALENTS, beginning of period	266,985	673,839

CASH AND CASH EQUIVALENTS, end of period	$321,656	$8,960

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

Going Concern

The Company recorded losses from continuing operations in the current period presented and has a history of losses. As of March 31, 2017, the Company had a working capital deficit of $2,345,450 and net cash used in operating activities was $1,782,458 for the nine months ended March 31, 2017. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, obtain revenues from operations, raise additional capital, and/or obtain debt financing.

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

Amortization expense for the three months ended March 31, 2017 and 2016 was $9,637 and $9,637, respectively, and $28,911 and $28,911 for the nine months ended March 31, 2017 and 2016, respectively.

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

Convertible Debentures

The Company measured the estimated fair value of the convertible debentures using significant other observable inputs, representative of a Level 2 fair value measurement, including the interest and conversion rates for the instruments. The following table sets forth the fair value of the Company’s convertible debentures as of March 31, 2017, and June 30, 2016:

	March 31, 2017		June 30, 2016
	(unaudited)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Convertible debentures issued in September 2014	$25,050	$44,093	$25,050	$21,710
Convertible debentures issued in January 2015	$500,000	$1,166,667	$500,000	$1,083,333
Convertible debentures issued in April - June 2016	$1,465,000	$1,958,670	$1,565,000	$1,695,417
Convertible debenture issued in August 2016	$200,000	$253,711	$-	$-
Convertible debenture issued in November 2016	$200,000	$245,990	$-	$-
Convertible debentures issued in January - March 2017	$260,000	$303,334	$-	$-
Convertible debenture issued in February 2017	$100,000	$116,667	$-	$-
Convertible debenture issued in March 2017	$150,000	$175,000	$-	$-
Convetible promissory notes issued in March 2017	$541,850	$632,158	$-	$-

The Company is not a party to any hedge arrangements or commodity swap agreements.

NOTE 5 – CONVERTIBLE DEBENTURES

The following table sets forth activity associated with the convertible debentures:

	March 31, 2017	June 30, 2016
	(unaudited)

Convertible debentures issued in September 2014	$25,050	$25,050
Convertible debentures issued in January 2015	500,000	500,000
Convertible debentures issued in April - June 2016	1,565,000	1,565,000
Convertible debenture issued in August 2016	200,000	-
Convertible promissory note issued in September 2016	100,000	-
Convertible debenture issued in October 2016	50,000	-
Convertible debenture issued in November 2016	200,000	-
Convertible debentures issued in January - March 2017	260,000	-
Convertible debenture issued in February 2017	100,000	-
Convertible debenture issued in March 2017	150,000	-
Convertible promissory notes issued in March 2017	541,850	-
	3,691,900	2,090,050
Less: amount converted to shares	250,000	-
Total convertible debentures outstanding	3,441,900	2,090,050
Less: unamortized discount	550,415	527,350
Less: debt issuance costs	82,873	115,342
	2,808,612	1,447,358
Less: current portion	1,115,164	407,702

Total convertible debentures, net of current portion	$1,693,448	$1,039,656

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

Interest expense for the three months ended March 31, 2017 and 2016 was $376 and $380, respectively, and $1,144 and $1,148 for the nine months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, $25,050 of principal was outstanding.

January 2015 Convertible Debenture

On January 15, 2015, the Company entered into Convertible Debenture Agreements to obtain $500,000 in gross proceeds from two non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures have a term of two years maturing on January 15, 2017 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.06 per share at any date. The Debenture Holders received 6,250,000 common stock warrants exercisable at $0.06 per share through January 15, 2017. The debt is secured by a security interest in certain microreactor equipment. The Agreement also provides for the investors to have the right to appoint one member to the Company’s Board of Directors in the event that any one of the aforementioned debentures are converted into common stock of the Company. On October 10, 2016, the maturity date of the debentures was extended to January 15, 2018 and the 6,250,000 warrants were converted into common stock for total proceeds of $375,000.

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $348,105, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the three months ended March 31, 2017 and 2016 of $0 and $43,903, respectively, and $92,298 and $129,127 for the nine months ended March 31, 2017 and 2016, respectively.

Interest expense for the three months ended March 31, 2017 and 2016 was $9,863 and $9,973, respectively, and $30,027 and $30,137 for the nine months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, $500,000 of principal was outstanding.

April – June, August, October and November 2016 Convertible Debentures

During the fourth quarter of the year ended June 30, 2016, the Company sold 1,565 Units for total proceeds of $1,565,000 from three affiliated and fourteen non-affiliated parties. In August 2016, the Company sold 200 additional Units for total proceeds of $200,000. In October and November 2016, the Company sold 50 and 200, respectively, additional units for total proceeds of $50,000 and $200,000, respectively. Each Unit consists of a $1,000 Unsecured Convertible Promissory Note (each, a “Note”) and a warrant to purchase 4,166 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a purchase price of $0.15 per share (each, a “Warrant”) over a period of five years. The Notes which were issued at face value have a maturity of two years from the date of issuance, bear interest at the rate of 8% per annum and are convertible into unregistered and restricted shares of Common Stock at $0.12 per-share, subject to normal and customary adjustments including (a) any subdivisions, combinations and classifications of the Common Stock; or (b) any payment, issuance or distribution by the Company to its stockholders of (i) a stock dividend, (ii) debt securities of the Company, or (iii) assets (other than cash dividends payable out of earnings or surplus in the ordinary course of business). The conversion price also is subject to a full ratchet adjustment upon the Company’s issuance of Common Stock, warrants, or rights to purchase Common Stock or securities convertible into Common Stock for a consideration per share which is less than the then applicable conversion price of the Notes excluding Common Stock and options issued to officers, directors, and employees of the Company, except for the exercise or conversion of existing convertible securities of the Company. In evaluating the accounting treatment of this anti-dilution feature, the Company believes that is has control over whether or not the anti-dilution feature will be exercised. The Company is able to decide on which type of financing is raised, and thus the Company can prevent the issuance of shares at a price below the anti-dilution strike price. The number of Warrants and exercise price is proportionately adjustable for events including subdivisions, combinations or consolidations, reclassifications, exchanges, mergers, and reorganizations.

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $609,595, recorded as debt discount and is amortized using the effective interest rate method over the life of the loans, two years. The Company recognized accretion of debt discount expense for the three months ended March 31, 2017 and 2016 of $69,156 and $0, respectively, and $235,697 and $0 for the nine months ended March 31, 2017 and 2016, respectively.

The Company recognized a beneficial conversion expense for the three months ended March 31, 2017 and 2016 of $0 and $0, respectively, and $64,775 and $0 for the nine months ended March 31, 2017 and 2016, respectively.

Interest expense for the three months ended March 31, 2017 and 2016 of $37,300 and $0, respectively, and $108,276 and $0 for the nine months ended March 31, 2017 and 2016, respectively.

During the nine months ended March 31, 2017, $150,000 of principal was converted into 1,250,000 shares of common stock.

As of March 31, 2017, $1,865,000 of principal was outstanding.

September 2016 Convertible Promissory Note

In September 2016, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $100,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for 200,000 unregistered and restricted shares of common stock of the Company and a convertible promissory note in the principal amount of $100,000. The Note Holder received 250,000 common stock warrants exercisable at $0.12 per share through September 15, 2019. The promissory note has a term of eight months maturing on May 15, 2017 and stipulates a one-time interest charge of eight percent (8%) shall be applied on the issuance date to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note. In March 2017, the note and accrued interest were converted into 833,333 and 66,667 shares of common stock, respectively.

In accounting for the convertible promissory note, the Company allocated the fair value of the common stock and warrants to the proceeds received in the amount of $29,522, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized accretion of debt discount expense for the three months ended March 31, 2017 and 2016 of $14,957 and $0, respectively, and $29,522 and $0 for the nine months ended March 31, 2017 and 2016, respectively.

The Company recognized a beneficial conversion expense for the three months ended March 31, 2017 and 2016 of $0 and $0, respectively, and $29,523 and $0 for the nine months ended March 31, 2017 and 2016, respectively.

Interest expense for the three months ended March 31, 2017 and 2016 of $2,622 and $0, respectively, and $8,000 and $0 for the nine months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, $0 of principal was outstanding.

January-March, 2017 Convertible Debentures

During the third quarter of the year ended June 30, 2017, the Company sold 2,600 Units for total proceeds of $260,000 from five non-affiliated parties. Each Unit consists of a $1,000 Unsecured Convertible Promissory Note (each, a “Note”) and a warrant to purchase 4,166 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a purchase price of $0.15 per share (each, a “Warrant”) over a period of five years. The Notes which were issued at face value have a maturity of two years from the date of issuance, bear interest at the rate of 8% per annum and are convertible into unregistered and restricted shares of Common Stock at $0.12 per-share, subject to normal and customary adjustments including (a) any subdivisions, combinations and classifications of the Common Stock; or (b) any payment, issuance or distribution by the Company to its stockholders of (i) a stock dividend, (ii) debt securities of the Company, or (iii) assets (other than cash dividends payable out of earnings or surplus in the ordinary course of business). The conversion price also is subject to a full ratchet adjustment upon the Company’s issuance of Common Stock, warrants, or rights to purchase Common Stock or securities convertible into Common Stock for a consideration per share which is less than the then applicable conversion price of the Notes excluding Common Stock and options issued to officers, directors, and employees of the Company, except for the exercise or conversion of existing convertible securities of the Company. In evaluating the accounting treatment of this anti-dilution feature, the Company believes that is has control over whether or not the anti-dilution feature will be exercised. The Company is able to decide on which type of financing is raised, and thus the Company can prevent the issuance of shares at a price below the anti-dilution strike price. The number of Warrants and exercise price is proportionately adjustable for events including subdivisions, combinations or consolidations, reclassifications, exchanges, mergers, and reorganizations.

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $73,250, recorded as debt discount and is amortized using the effective interest rate method over the life of the loans, two years. The Company recognized accretion of debt discount expense for the three and nine months ended March 31, 2017 and 2016 of $6,985 and $0, respectively.

The Company recognized a beneficial conversion expense for the three and nine months ended March 31, 2017 and 2016 of $62,400 and $0, respectively.

Interest expense for the three and nine months ended March 31, 2017 and 2016 of $3,343 and $0, respectively.

As of March 31, 2017, $260,000 of principal was outstanding.

February 2017 Convertible Promissory Note

In March 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $100,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for 200,000 unregistered and restricted shares of common stock of the Company and a convertible promissory note in the principal amount of $100,000. The Note Holder received 250,000 common stock warrants exercisable at $0.12 per share through February 1, 2020. The promissory note has a term of eight months maturing on October 1, 2017 and stipulates a one-time interest charge of eight percent (8%) shall be applied on the issuance date to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company allocated the fair value of the common stock and warrants to the proceeds received in the amount of $24,733, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized accretion of debt discount expense for the three and nine months ended March 31, 2017 and 2016 of $6,060 and $0, respectively.

Interest expense for the three and nine months ended March 31, 2017 and 2016 of $8,000 and $0, respectively.

As of March 31, 2017, $100,000 of principal was outstanding.

March 2017 Convertible Debenture

In March 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $150,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $150,000. The Note Holder received 375,000 common stock warrants exercisable at $0.12 per share through March 28, 2020. The promissory note has a term of eight months maturing on November 28, 2017 and stipulates a one-time interest charge of eight percent (8%) shall be applied on the issuance date to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $27,897, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized accretion of debt discount expense for the three and nine months ended March 31, 2017 and 2016 of $3,407 and $0, respectively.

The Company recognized a beneficial conversion expense for the three and nine months ended March 31, 2017 and 2016 of $40,397 and $0, respectively.

Interest expense for the three and nine months ended March 31, 2017 and 2016 of $12,000 and $0, respectively.

As of March 31, 2017, $150,000 of principal was outstanding.

March 2017 Convertible Promissory Notes

In March 2017, the Company entered into Convertible Promissory Notes with SBI Investment LLC, 2014-1 (“SBI”) and L2 Capital, LLC (“L2 Capital”) to obtain $285,000 in gross proceeds. In connection with the first funding tranche, SBI and L2 received 253,525 and 760,576 common stock warrants, respectively, exercisable at $0.13 per share through March 28, 2022. At each subsequent funding to the first tranche, the Company will issue to each of SBI and L2 Capital warrants to purchase 50% of the total amount of each tranche funded plus the applicable original issue discount, divided by the lesser of (i) the closing bid of the common stock on March 29, 2017 and (ii) the closing bid price of the common stock on the funding date of each respective tranche. The promissory notes have a term of six months from the issuance date and bear interest at the rate of 6% per annum. The promissory notes are not pre-payable by the Company without penalty. The promissory notes are convertible into unregistered and restricted shares of Common Stock only if there is an Event of Default as defined in the notes.

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $86,673, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company also recorded original issue discount (“OID”) of $31,850 as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized accretion of debt discount expense for the three and nine months ended March 31, 2017 and 2016 of $0 and $0, respectively.

In March 2017, the Company entered into an equity purchase agreement (“Eloc”) with SBI and L2 Capital, allowing them to purchase up to $5,000,000 of the Company’s common stock. As consideration for SBI and L2 Capital, the Company agreed to pay SBI and L2 Capital commitment fees of $63,000 and $147,000, respectively. These commitment fees were issued in the form of promissory notes, which bear interest at 8% per annum and have mature nine months from the date of issuance. The promissory notes are convertible into unregistered and restricted shares of Common Stock only if there is an Event of Default as defined in the notes.

Interest expense for the three and nine months ended March 31, 2017 and 2016 of $138 and $0, respectively.

As of March 31, 2017, $541,850 of principal was outstanding.

Debt Issuance Costs

The costs related to the issuance of debt are presented on the balance sheet as a direct deduction from the related debt and amortized to interest expense using the effective interest method over the maturity period of the related debt. Amortization expense for the three months ended March 31, 2017 and 2016 was $16,139 and $0, respectively, and $47,469 and $0 for the nine months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the balance of debt issuance costs was $82,873.

NOTE 6 – NOTES PAYABLE

Promissory Notes

In September 2016, the Company issued an unsecured promissory note for proceeds of $100,000. The note bears 0% interest and the Company issued 416,667 common stock warrants exercisable at $0.15 per share through September 29, 2021. The note was due October 13, 2016 and was repaid on October 11, 2016.

In accounting for the promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $26,454, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, fourteen days. The Company recognized accretion of debt discount expense for the three months ended March 31, 2017 and 2016 of $0 and $0, respectively, and $26,454 and $0 for the nine months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, $0 of principal was outstanding. See Note 13 for additional information.

Note Payable – Insurance

In August 2016, to finance an insurance premium, the Company issued a negotiable promissory note for $13,959 at an interest rate of 4.87% per annum. The note is due in May 5, 2017. The balance outstanding at March 31, 2017 was $0.

In March, 2017, to finance an insurance premium, the Company issued a negotiable promissory note for $17,434 at an interest rate of 6.89% per annum. The note is due November 11, 2017. The balance outstanding at March 31, 2017 was $17,434.

NOTE 7 – EQUITY TRANSACTIONS

Common Stock

During the nine months ended March 31, 2017, the Company issued 833,333 shares of common stock for cash proceeds of $100,000. Additionally, investors exercised options and warrants to purchase 10,000,000 shares of common stock for cash proceeds of $425,000. Included were cashless exercises of 5,000,000 warrants that resulted in the issuance of 2,500,000 shares of common stock.

During the nine months ended March 31, 2017, the Company granted 3,250,000 shares of common stock to consultants at the fair market value of $262,500. This was recognized as a prepaid asset and will be amortized to expense over the life of the agreement.

During the nine months ended March 31, 2017, the Company issued 3,216,666 shares to lenders as commitment fees at the fair market value of $316,000, of which $175,000 was recognized as general and administrative expense and $141,000 was recognized as a prepaid asset and will be amortized to expense over the life of the agreement.

During the nine months ended March 31, 2017, holders of convertible notes elected to convert debt of $250,000 into 2,083,334 shares of common stock.

During the nine months ended March 31, 2017, the Company issued 102,374 shares of common stock to a lender, in exchange for interest due, in the amount of $12,285.

During the nine months ended March 31, 2017, the Company issued 400,000 shares in connection with the issuance of the September 2016 promissory note and the February 2017 convertible debenture.

During the nine months ended March 31, 2017, the Company cancelled 194,059 common shares.

Stock Warrants

A summary of activity of the Company’s stock warrants for the nine months ended March 31, 2017 is presented below:

			Weighted
	Weighted		Average	Weighted
	Average		Remaining	Average
	Exercise	Number of	Contractual	Grant Date
	Price	Warrants	Term in Years	Fair Value

Balance as of June 30, 2016	$0.11	39,262,305		$0.15
Expired	0.18	(555,555)		0.14
Granted	0.16	8,013,628		0.11
Exercised	0.06	(12,500,000)		0.15
Cancelled	0.13	(2,104,637)		0.15

Balance as of March 31, 2017	$0.13	32,115,741	3.12	$0.14

Vested and exercisable as of March 31, 2017	$0.13	32,115,741	3.12	$0.14

Outstanding warrants at March 31, 2017 expire during the period April 2017 to March 2022 and have exercise prices ranging from $0.06 to $0.30.

NOTE 8 – STOCK-BASED COMPENSATION

The Company follows FASB Accounting Standards Codification (“ASC”) 718 “Compensation — Stock Compensation” for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In October 2009, the Board of Directors authorized the approval of a stock option plan covering 7,500,000 shares of common stock, which was increased to 10,000,000 shares in December 2009 and approved by stockholders in January 2010. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of March 31, 2017, 9,200,000 options have been granted, with terms ranging from five to ten years, and 800,000 have been cancelled. The balance outstanding at March 31, 2017 was 8,400,000.

In March 2012, 3,500,000 stock options, with a term of five years, were granted outside of a stock option plan. In March, 2017, the term of these options was extended for an additional five years.

In January 2013, the Board of Directors authorized the approval of a stock option plan covering 20,000,000 shares of common stock, which was increased to 60,000,000 shares in March 2013 and approved by stockholders in March 2013. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of March 31, 2017, 72,653,473 options have been granted, with terms ranging from five to ten years, 3,325,000 have been exercised and 15,886,559 have been cancelled. The balance outstanding at March 31, 2017 was 53,441,914.

On February 17, 2016, the Shareholders approved the 2015 Employee Benefit and Consulting Services Compensation Plan covering 15,000,000 shares. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of March 31, 2017, 2,800,000 options have been granted with a term of five years, and 1,625,000 have been cancelled. The balance outstanding at March 31, 2017 was 1,175,000.

In June 2016, 6,000,000 stock options, with a term of ten years, were granted outside of a stock option plan. During the nine months ended March 31, 2017, 3,000,000 options were cancelled.

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

The following assumptions were used for the periods indicated:

	Nine Months Ended
	March 31,
	2017	2016

Expected volatility	140.73%	142.05%
Expected dividend yield	-	-
Risk-free interest rates	1.25%	1.19%
Expected term (in years)	3.0 to 5.0	3.0 to 5.0

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

A summary of the activity of the Company’s stock options for the nine months ended March 31, 2017 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of June 30, 2016	$0.08	75,375,248		$0.11	$3,771,601
Expired	-	-		-
Granted	0.12	2,500,000		0.10
Exercised	-	-		-
Cancelled	0.12	(8,358,334)		0.12

Balance as of March 31, 2017	$0.08	69,516,914	5.15	$0.11	$4,340,520

Vested and exercisable as of March 31, 2017	$0.07	64,608,580	4.64	$0.11	$4,309,020

Outstanding options at March 31, 2017, expire during the period January 2018 to June 2026 and have exercise prices ranging from $0.05 to $0.17.

Compensation expense associated with stock options for the three months ended March 31, 2017 and 2016 was $(76,259) and $98,316, respectively, and $664,530 and $1,439,221 for the nine months ended March 31, 2017 and 2016, respectively, and was included in general and administrative expenses in the consolidated statements of operations.

At March 31, 2017, the Company had 4,908,334 shares of nonvested stock option awards. The total cost of nonvested stock option awards which the Company had not yet recognized was $403,944 at March 31, 2017. Such amounts are expected to be recognized over a period of 2.5 years.

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

Agreements with Officers and Employees: In June 2016, the Company’s officers and certain employees owning options to purchase 56,087,599 shares of the Company’s common stock entered into an agreement with the Company that such persons cannot exercise their options and the Company does not have to reserve for the issuance of shares of common stock underlying their options until the earlier of June 30, 2017 or the Company having unreserved shares sufficient for all outstanding options to be exercised. On May 1, 2017, the Company’s shareholders approved an increase in the number of authorized common shares to 750,000,000. As a result of this increase all 56,087,599 options will be exercisable as of May 1, 2017.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

Net loss	$(1,164,684)	$(752,360)	$(4,948,833)	$(4,138,967)

Weighted average common shares outstanding:
Basic and diluted	339,943,771	322,675,999	333,385,603	316,418,240

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

For the three and nine months ended March 31, 2017 and 2016, 32,115,741 and 35,466,779 stock warrants, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

For the three and nine months ended March 31, 2017 and 2016, 69,516,914 and 64,625,248 stock options, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

NOTE 10- REVENUE

During the three months ended March 31, 2017, the Company recognized revenues of $2,500 compared with revenues of $225,000 recognized during the three months ended March 31, 2016. For the nine months ended March 31, 2017, the Company recognized revenues of $27,000 from merchandise samples compared with revenues of $225,000 from a development assistance contract recognized in the comparable period of 2016.

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

The Company had verbal agreements with Rice University to modify the minimum royalty due dates that results in the Company being in full compliance with the agreements at March 31, 2017. On June 11, 2017 , the Company executed the revised agreements. Per the revised agreements, both Quantum Materials and Solterra shall pay to Rice a non-refundable, non-creditable annual maintenance fee of $10,000 (“Maintenance Fee”) each January 1, beginning on January 1, 2018 and each year thereafter until the first Sale of a Rice Licensed Product. Licensee’s obligation to pay the Maintenance Fee shall terminate upon first Sale of a Rice Licensed Product unless otherwise specified. In addition, Quantum Materials and Solterra shall pay to Rice an annual minimum royalty payment of $50,000 (“Annual Minimum Royalty”) on January 1 immediately following the first Sale of a Rice Licensed Product and each January 1 of every year thereafter for the term of the revised agreements, regardless of whether sales occur on an ongoing basis. The Annual Minimum Royalty shall be creditable towards royalties due in each respective royalty year, January 1 to December 31, following the due date.

Agreement with University of Arizona

Solterra entered into an exclusive Patent License Agreement with the University of Arizona (“UA”) in July 2009. On March 3, 2017, Solterra entered into an amended license agreement with UA. Pursuant to UA License Agreement, as amended, Solterra is obligated to pay minimum annual royalties of $50,000 by June 30, 2017, $125,000 by September 15, 2017 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the consumer price index. Such minimum royalty payments shall be credited against royalties due in each respective royalty year, July 1 to June 30, following the due date. Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. The UA License Agreements and subsequent amendments have been filed on Form 8-K and are incorporated by reference herein. The Company is in the process of renegotiating the minimum royalty commitments and while oral modifications have been agreed to a final amendment has not been finalized. As of March 31, 2017, no royalties have been accrued for this obligation.

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

The Company had approximately $25,560,000 in U.S. net operating loss (“NOL”) carryforwards that expire beginning in 2029 as of its fiscal year ending June 30, 2016, and $29,079,000 in NOL’s available as of March 31, 2017 prior to any reductions under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”). Section 382 provides that a corporation that undergoes an “ownership change”, as defined therein, is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income.

The Company completed an evaluation study whether an “ownership change” had occurred and determined that the limitation would be approximately $750,000, thereby reducing the net operating loss at March 31, 2017 to approximately $28,329,000. The Company has recorded a valuation allowance on the entire NOL as it believes that it is more likely than not that all of the deferred tax asset associated with the NOLs will not be realized regardless of whether an “ownership change” has occurred.

When a company operates in a jurisdiction that generates ordinary losses but does not expect to realize them, ASC 740-270-30-36(a) requires the exclusion of the respective jurisdiction from the overall annual effective tax rate (“AETR”) calculation and instead, a separate AETR should be computed. The Company operates in one jurisdiction and has determined that its deferred tax assets are not realizable on a more likely than not basis and has recorded a full valuation allowance. The effective income tax rate for the three months and nine months ended March 31, 2017 and 2016 was 0%.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Nine Months Ended
	March 31,
	2017	2016
	(unaudited)

Cash paid for interest	$20,584	$20,055

Cash paid for income taxes	$-	$-

The following is supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended March 31,
	2017	2016
	(unaudited)

Conversion of debentures into shares of common stock	$250,000	$-

Allocated value of common stock and warrants issued with convertible debentures	$391,237	$-

Stock warrants issued for conversion of accrued salaries	$-	$409,667

Prepaid expense paid in shares of common stock	$292,387	$131,655

Prepaid expense financed with debt	$210,000	$-

Cancellation of shares	$194	$-

Financing of prepaid insurance	$7,281	$20,024

NOTE 14 – TRANSACTIONS WITH AFFILIATED PARTIES

During the nine months ended March 31, 2017, the Company issued a convertible debenture to a family member of a key executive for proceeds of $200,000. This transaction is described in more detail in Note 5 under the heading April – June, August, October and November 2016 Convertible Debentures.

In September 2016, the Company’s former Chief Financial Officer loaned the Company $100,000 to provide short-term bridge financing. This transaction is described in more detail in Note 6 under the heading “Promissory Note”. The Company repaid the loan on October 11, 2016.

NOTE 15 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting. The amendments included in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is in the process of evaluating the impact, if any, of the adoption of this guidance on its consolidated financial statements.

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

NOTE 16 – EQUITY PURCHASE AGREEMENT AND REGISTRATION RIGHTS

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

NOTE 17 - SUBSEQUENT EVENTS

In April 2017, the Company issued 2,500,000 common shares for consulting services. The cost of this issuance was recognized as a prepaid asset and will be amortized to expense over the life of the agreement.

In April 2017, the Company issued 595,238 common shares for consulting services. The cost of this issuance was recognized as a prepaid asset and will be amortized to expense over the life of the agreement.

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

On May 5, 2017, the Company issued a total of 6,125,000 common shares for consulting services. The cost of these issuances were recognized as a prepaid asset and will be amortized to expense over the life of the agreements.

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

In June 2017, the Company issued 771,211 shares for the conversion of $85,000 of convertible debentures plus accrued interest.

In June 2017, the Company issued 3,500,000 shares for consulting services. The cost of this issuance will be expensed during the three months ended June 30, 2017.

In June 2017, the Company issued a total of 5,333,333 shares for consulting services. The cost of these issuances was recognized as a prepaid asset and will be amortized to expense over the life of the agreement.

In June 2017, the Company issued a total of 717,945 common shares to various noteholders in payment of interest on convertible debentures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q/A contains “forward-looking statements” relating to us which represent our current expectations or beliefs, including statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements.

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

The following discussion should be read in conjunction with the Company’s risk factors, consolidated financial statements and notes thereto included elsewhere in this Form 10-Q/A and our Form 10-K filed September 23, 2016 for the fiscal year ended June 30, 2016. Except for the historical information contained herein, the discussion in this Form 10-Q/A contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q/A should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company’s actual results could differ materially from those discussed here.

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

On January 30, 2017, Guanghui Technology Group (GTG) reported an investment commitment from the China Government Guidance Fund of 150 million RMB (US $21.8 million) for the benefit of the QMA partnership. Quantum Materials Asia intends to initiate production in the second quarter of our fiscal year ending June 30, 2018. The initial focus will be the delivery of quantum dot materials to the China Display industry. Quantum Materials Corp. is currently training key personnel intended to be deployed to support QMA’s schedule and is providing sample materials to a number of Chinese display industry companies. Quantum Materials Corp. will supply production knowledge and personnel to the joint venture in return for a 50% profit interest and a 25% ownership interest in QMA.

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

Liquidity and Capital Resources

As of March 31, 2017, we had a working capital deficit of $2,345,450, with total current assets and liabilities of $878,769 and $3,224,219, respectively. Included in the liabilities are $428,150 that is owed to our officers, directors and employees for services rendered and accrued through March 31, 2017, $1,115,164 of convertible debentures, net of unamortized discount and $17,374 of notes payable, net of unamortized discount, that are due within one year.

As of March 31, 2017, we have cash and cash equivalent assets of $321,656 primarily obtained from recent debt offerings and we will continue to incur losses in operations until we generate revenues from scaled up production. Over the past five years we have primarily relied on sales of common stock and debt instruments to support operations as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into securities of the Company. Management believes it will be necessary for the Company to rely on external financing to supplement working capital in order to meet the Company’s liquidity needs in the balance of fiscal year 2017 and in fiscal 2018; the success of securing such financing on terms acceptable to the Company cannot be assured. The Company is seeking to raise to $5,000,000 in equity and/or debt financings to support operations over the next twelve months from our Eloc financing agreement. These financings, plus the potential exercise of stock options and stock purchase warrants previously issued, coupled with material reductions in general & administrative expenses, should provide sufficient working capital to scale up to full production over the next nine months. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Nine Months Ended
	March 31,
	2016	2015
	(unaudited)

Operating activities	$(1,782,458)	$(1,293,250)
Investing activities	$(32,871)	$17,871
Financing activities	$1,870,000	$610,500

Operating Activities: Net cash used in operating activities was $1,782,458 for the nine months ended March 31, 2017 compared to $1,293,250 for the same period of 2016, an increase of $489,208. The increase was due to primarily driven by an increase of research and development costs.

Investing Activities: Net cash used in investing activities was $32,871 for the nine months ended March 31, 2017 compared to net cash provided by investing activities of $17,871 for the same period of 2016, a net decrease of cash provided by $50,742. The decrease was due to the Company having freed up cash in the nine months ended March 31, 2016 that had been previously restricted. No such cash was received during the nine months ended March 31, 2017.

Financing Activities: Net cash provided by financing activities was $1,870,000 for the nine months ended March 31, 2017 compared to $610,500 for the same period of 2016, an increase of $1,259,500. The increase is due primarily to proceeds received from the issuance of convertible debentures and promissory notes.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes we will be able to meet our obligations and continue our operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to reflect the carrying value and classification of assets and liabilities should we be unable to continue as a going concern. As of March 31, 2017, we had not yet achieved profitable operations, had a working capital deficit of $2,345,450 and expect to incur further losses in the development of the business, all of which casts substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

General and administrative expenses

During the three months ended March 31, 2017, the Company incurred $737,022 of general and administrative expenses compared with $903,795 incurred in the three-month period ended March 31, 2016, an decrease of $166,773. The decrease in general and administrative expenses was primarily due to decreases in stock-based compensation of $175,150.

Included in general and administrative expenses for the three months ended March 31, 2017 was employee compensation of $293,658, legal and audit fees of $130,771, other professional fees of $110,589, travel expense of $7,209, corporate expenses of $184,379 and stock-based compensation of $(24,478).

Included in general and administrative expenses for the three months ended March 31, 2016 was employee compensation of $294,602, legal and audit fees of $100,393, other professional fees of $148,763, travel expense of $31,957, corporate expense of $145,918 and stock-based compensation of $150,672.

Research and development expenses

During the three months ended March 31, 2017, the Company incurred $136,786 of research and development expenses, an increase of $117,576 from the $19,210 recorded for the three months ended March 31, 2016. The increase is primarily due to increased expenditures for lab equipment, chemicals and consumables in the San Marcos facility.

Beneficial conversion feature on convertible debenture

During the three months ended March 31, 2017 the Company incurred $102,797 of beneficial conversion expense compared to $0 recorded for the three months ended March 31, 2016. The increase in beneficial conversion expenses was due to the issuance of new convertible debentures during the three months ended March 31, 2017.

Interest expense, net

Interest expense recorded for the three months ended March 31, 2017 was $90,013 compared to $10,452 in the three months ended March 31, 2016, an increase of $79,561. The increased interest expense recorded in the three months ended March 31, 2017 was primarily related to the 8% interest on the April to June, August, October and November 2016 debentures as well as the convertible debentures issued during the three months ended March 31, 2017.

Accretion of debt discount

During the three months ended March 31, 2017 the Company recorded $100,566 of accretion of debt discount expense, an increase of $56,663 from the $43,903 recorded for the three months ended March 31, 2016. The increase in accretion of debt discount expense is related to the issuance of convertible debentures during and prior to the three months ended March 31, 2017.

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
Statement of Operations Information:	(unaudited)

Revenues	$2,500	$225,000
General and administrative	737,022	903,795
Research and development	136,786	19,210
Beneficial conversion expense	102,797	-
Interest expense, net	90,013	10,452
Accretion of debt discount	100,566	43,903

Nine Months Ended March 31, 2017 Compared to Nine Months Ended March 31, 2016

General and administrative

During the nine months ended March 31, 2017, the Company incurred $3,750,806 of general and administrative expenses compared with $4,212,120 incurred in the nine-month period ended March 31, 2016, a decrease of $461,314. The decrease in general and administrative expenses was primarily due to a decrease in stock-based compensation of $1,258,718, offset by increases in compensation of $517,458, legal and audit of $187,532 and corporate expenses of $147,427.

Included in general and administrative expenses for the nine months ended March 31, 2017 was employee compensation of $1,294,852, legal and audit fees of $557,696, other professional fees of $464,721, travel expense of $30,639, corporate expense of $479,604 and stock-based compensation of $822,174.

Included in general and administrative expenses for the nine months ended March 31, 2016 was employee compensation of $777,394, legal and audit fees of $370,164, other professional fees of $477,884, travel expense of $80,845, corporate expense of $332,177 and stock based compensation of $2,080,892.

Research and development expenses

During the nine months ended March 31, 2017 the Company incurred $408,588 of research and development expenses, an increase of $243,323 from the $165,265 recorded for the nine months ended March 31, 2016. The increase is primarily due to increased expenditures for lab equipment, chemicals and consumables in the San Marcos facility as the Company prepares for full production.

Beneficial conversion feature on convertible debenture

During the nine months ended March 31, 2017 the Company incurred $197,095 of beneficial conversion expense compared to $0 recorded for the nine months ended March 31, 2016. The increase in beneficial conversion expenses was due to the issuance of new convertible debentures during the nine months ended March 31, 2017.

Interest expense

Interest expense recorded in the nine months ended March 31, 2017 was $218,921 compared to interest expense of $32,023, for the nine months ended March 31, 2016, an increase of $186,898. The increased interest expense recorded in the nine months ended March 31, 2017 was primarily related to the 8% interest on the April to June, August, October and November 2016 debentures as well as the convertible debentures issued during the nine months ended March 31, 2017.

Accretion of debt discount

Accretion of debt discount expense recorded in the nine months ended March 31, 2017, was $400,423 compared with $129,127 for the period ended March 31, 2016, an increase of $271,296. The increase in accretion of debt discount expense is related to the issuance of convertible debentures during and prior to the nine months ended March 31, 2017.

The following table sets forth our consolidated results of operations for the periods indicated:

	Nine Months Ended
	March 31,
	2017	2016
Statement of Operations Information:	(unaudited)

Revenues	$27,000	$225,000
General and administrative	3,750,806	4,212,120
Research and development	408,588	165,265
Gain on settlement	-	(174,568)
Beneficial conversion expense	197,095	-
Interest expense, net	218,921	32,023
Accretion of debt discount	400,423	129,127

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

Change in Accounting Staff

Subsequent to December 31, 2016 and prior to the filing of this Form 10-Q/A, there has been a complete change in the Company’s accounting staff, including the Chief Financial Officer. Prior to March 31, 2017, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) conducted an evaluation of the Company’s disclosure controls and internal controls which include a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in quarterly and annual reports. In the course of the evaluation, the CEO and CFO will seek to identify data errors, control problems, acts of fraud, and if appropriate, then seek to confirm that appropriate corrective action, including process improvements to be undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-Q/A and annual reports on Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure controls and internal controls, and to make modifications if and as necessary.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company was served in Hays County, Texas in a compliant for breach of contract in February 2017. In April 2017, the Company settled this complaint for $129,000 payable over a 4 month period. The entire $129,000 was accrued as an expense during the nine-month period ended March 31, 2017.

Item 1A. Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From July 1, 2016 to March 31, 2017, we had the following sales and issuances of unregistered equity securities:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchases	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion

August 2016	Common Stock	500,000	Shares issued as stock-based compensation; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2016	Common Stock	250,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2016	Common Stock Warrants	833,200	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.15 per share through August 23, 2021
September 2016	Common Stock	200,000	Shares issued with convertible promissory note	Section 4(2); and/or Rule 506	Not applicable
September 2016	Common Stock Options	2,450,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.12 per share through September 20, 2021
September 2016	Common Stock Warrants	250,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through September 15, 2019
September 2016	Common Stock Warrants	416,667	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.15 per share through September 29, 2021
October 2016	Common Stock	6,250,000	Shares issued for warrants exercised; $375,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2016	Common Stock	2,500,000	Shares issued for warrants in cashless exercise; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2016	Common Stock	833,334	Shares issued upon conversion of $100,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2016	Common Stock	17,899	Shares issued in exchange for $2,147 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2016	Common Stock Warrants	208,300	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.15 per share through October 6, 2021
October 2016	Common Stock Warrants	1,916,667	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable between $0.20 and $0.24 per share through April 25, 2017
November 2016	Common Stock	416,667	Shares issued upon conversion of $50,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2016	Common Stock	17,808	Shares issued in exchange for $2,137 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2016	Common Stock	1,750,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2016	Common Stock Warrants	833,200	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.15 per share through November 7, 2021
January 2017	Common Stock	1,000,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
January 2017	Common Stock Warrants	666,560	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.15 per share through January 17 - 31, 2022
February 2017	Common Stock	833,333	$100,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2017	Common Stock	200,000	Shares issued with convertible promissory note	Section 4(2); and/or Rule 506	Not applicable
February 2017	Common Stock	3,466,666	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2017	Common Stock Warrants	416,600	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.15 per share through February 14 - 28, 2022
February 2017	Common Stock Warrants	250,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through February 1, 2020
February 2017	Common Stock Warrants	833,333	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through February 13, 2019
March 2017	Common Stock	1,250,000	Shares issued for warrants exercised; $50,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
March 2017	Common Stock	833,333	Shares issued upon conversion of $100,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
March 2017	Common Stock	66,667	Shares issued in exchange for $8,000 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
March 2017	Common Stock Warrants	375,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through March 27, 2020
March 2017	Common Stock Warrants	1,014,101	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.13 per share through March 29, 2022

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

Item 6. Exhibits (items indicated by an (*) are filed herewith)

The following exhibits are all previously filed in connection with our Form 8-K filed November 10, 2008, unless otherwise noted.

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 15, 2008, by and among Quantum Materials Corp., Solterra Renewable Technologies, Inc., the shareholders of Solterra and Greg Chapman, as Indemnitor.

3.1	Articles of Incorporation. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007.)

3.2	2010 Amendment to Articles of Incorporation. (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014.)

3.3	2013 Amendment to Articles of Incorporation. (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014.)

3.4	Bylaws. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007.)

10.1	License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. dated August 20, 2008.

10.2	Letter dated October 2, 2008 from Rice University amending the License Agreement contained in Exhibit 10.1.

10.3	Agreement with Arizona State University executed by ASU on October 8, 2008 and executed by Solterra on September 18, 2008.

10.4	Letters dated November 5, 2009 and November 5, 200 amending Rice University Agreement. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

10.5	License Agreement between The University of Arizona and the issuer dated July 2009. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2009.)

10.6	Letter dated December 16, 2010 from Rice University amending the License Agreement contained in Exhibit 10.1 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010.)

10.7	Amendment to Exclusive Patent License Agreement between University of Arizona and Solterra Renewable Technologies (i.e. amendment to exhibit 10.7). (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010 filed on February 14, 2011.)

10.8	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K dated September 19, 2013.)

10.9	License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K dated September 19, 2013.)

10.10	Second Amendment to Issuer’s Agreement with University of Arizona. (Incorporated by reference to Form 10-K for the fiscal year ended June 30, 2012.)

10.11	Employment Agreement — Stephen Squires. (Incorporated by reference to Form 8-K filed January 23, 2013.)

10.12	Employment Agreement — David Doderer (Incorporated by reference to Form 8-K filed January 23, 2013.)

10.13	Employment Agreement – Craig Lindberg (Incorporated by reference to Form 8-K filed June 17, 2015.)

10.14	Agreement with Christopher Benjamin, former officer/director (Incorporated by reference to Form 10-Q for the quarter ended September 30, 2015.)

10.15	Amended and Restated Employment Agreement – Stephen Squires (Incorporated by reference to Form 8-K filed December 15, 2015.)

10.16	Amended and Restated Employment Agreement – David Doderer (Incorporated by reference to Form 8-K filed December 15, 2015.)

10.17	Amended and Restated Employment Agreement – Craig Lindberg (Incorporated by reference to Form 8-K filed December 15, 2015.)

10.18	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K filed April 1, 2016.)

10.19	Amended License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K filed April 1, 2016.)

10.20	Amended License Agreement by and between The University of Arizona and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K filed June 9, 2016.)

10.21	Employment Agreement – Sri Peruvemba (Incorporated by reference to Form 8-K filed June 16, 2016.)

10.22	Amended and Restated Employment Agreement – Stephen Squires (Incorporated by reference to Form 8-K filed June 16, 2016.)

10.23	Amended and Restated Subscription Agreement dated January 15, 2015 by and among Quantum Materials Corp., Carson Diversified Investments, LP and Carson Haysco Holdings, LP. (Incorporated by reference to Form 8-K filed October 14, 2016.)

10.24	Agreement dated October 10, 2016 by and among Quantum Materials Corp., Carson Diversified Investments, LP and Carson Haysco Holdings, LP. (Incorporated by reference to Form 8-K filed October 14, 2016.)

10.25	Resignation Agreement of Sriram Peruvemba dated December 22, 2016. (Incorporated by reference to Form 8-K filed December 30, 2016.)

10.26	Resignation Agreement of Craig Lindberg dated as of February 1, 2017. (Incorporated by reference to Form 8-K filed February 3, 2017.)

10.27	Waiver and Consent - $200,000 loan – Lincoln Park (Incorporated by reference to Form 10-Q for the quarter ended March 31, 2017 filed May 15, 2017).

10.28	Waiver and Consent – Eloc – Lincoln Park (Incorporated by reference to Form 10-Q for the quarter ended March 31, 2017 filed May 15, 2017).

21.1	Subsidiaries of Registrant listing state of incorporation (Incorporated by reference to Form 10-K for fiscal year ended June 30, 2011.)

31(a)	Rule 13a-14(a) Certification — Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification — Principal Financial Officer *

32(a)	Section 1350 Certification — Principal Executive Officer *

32(b)	Section 1350 Certification — Principal Financial Officer *

101.INS	XBRL Instance Document *

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM MATERIALS CORP.

Date: July 6, 2017	/s/ Stephen Squires
Stephen Squires
Principal Executive Officer

Date: July 6, 2017	/s/ E. J. Schloss
E.J. Schloss
Principal Financial Officer

