Form 10-K
period 2017-06-30
QUANTUM MATERIALS CORP.
filed 2018-04-30
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Registrant’s telephone number, including area code: (512) 245-6646

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company [X].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of December 31, 2016, of the 337,105,438 outstanding shares of common stock, the number of shares held by non-affiliates was approximately 313,532,137 shares with an aggregate market value of approximately $28,217,892 based upon the closing price of $0.09 of our common stock as of the close of business on December 31, 2016.

As of April 24, 2018, the issuer had 422,817,665 shares of common stock, $0.001 par value per share outstanding.

QUANTUM MATERIALS CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2017

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

We qualify all the forward-looking statements contained in this Form 10-K by the foregoing cautionary statements. Throughout this Form 10-K, unless otherwise designated, the terms “we”, “us”, “our”, the “Company”, our “Company”, and “Quantum” refer to Quantum Materials Corp., a Nevada corporation and its subsidiaries.

PART I

Item 1. Business

Overview

We are a nanotechnology company specializing in the design, development, production and supply of nanomaterials, including quantum dots (“QDs”), tetrapod quantum dots (“TQDs”), and other nanoparticles for a range of applications in televisions, displays and other optoelectronics, photovoltaics, solid state lighting, life sciences, security ink, battery, and sensor sectors of the market. We are currently traded in the over-the-counter marketplace on the OTCQB under the ticker symbol “QTMM.” Our wholly-owned operating subsidiary, Solterra Renewable Technologies, Inc. (“Solterra”), is focused on the next generation photovoltaic (solar cell) market, using quantum dot semiconductors.

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

A key challenge for the quantum dot industry has been and may continue to be its ability to scale up production volumes sufficiently to meet growing demand for QDs while maintaining product quality and consistency and reducing the overall costs of supply to stimulate new applications. QDs remain an expensive product, however a number of recent research reports are predicting rapid growth of the QD market. For example, a March 2017 publication by Research and Markets titled “Global Quantum Dots Market, Analysis and Forecast: 2017-2022” forecasts the quantum dots market to grow over $7 billion by 2022 at a CAGR of 46.4% through 2016-2022.

History of the Company

QMC was formed in January 2007, as a Nevada corporation under the name “Hague Corporation” and its shares began trading in the over-the-counter market in the first quarter of 2008. The original business of Hague Corporation was the exploitation of mineral interests. Solterra, a Delaware corporation, was formed in May 2008 by Mr. Stephen Squires, our Chief Executive Officer, and other shareholders to develop quantum dot applications in the solar cell industry. Solterra was acquired by Hague Corporation in November 2008, pursuant to a merger transaction wherein the shareholders of Solterra exchanged their shares of common stock in Solterra for shares of common stock in Hague Corporation, and Solterra became a wholly-owned operating subsidiary of Hague Corporation. Upon the closing of the merger, Hague Corporation changed its business from the exploitation of minerals to the development of QDs, and subsequently changed its name to “Quantum Materials Corp.” in 2010.

Shortly after formation, Solterra began to develop its solar cell business by licensing technology key to its business. In August 2008, Solterra was granted a license, which was later amended, to develop, manufacture and exploit TQDs by William Marsh Rice University (“Rice”) located in Houston, Texas (the “Solterra Rice License”). In September 2011, a new license, which was later amended, was entered into between Rice and QMC (the “QMC Rice License,” and together with the Solterra Rice License, the “Rice Licenses”). The Rice Licenses grant to QMC and Solterra the right to exploit a simplified and cost-effective synthesis process for the production of TQDs of high quality and uniformity, which was invented in the Rice laboratory of Dr. Michael Wong, a current member of the Company’s Scientific Advisory Board. Under the Rice Licenses, Solterra and QMC have been granted exclusive rights to develop, manufacture, market and exploit TQDs for photovoltaic applications (in the case of Solterra) and for electronic and medical applications (in the case of QMC).

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

In 2010, Solterra entered into an agreement with a third-party provider of industrial process equipment to develop a proprietary process for continuous flow production of QDs and TQDs under which Solterra retained all ownership and rights to the design and any related intellectual property. The development work has since been completed and the first two units have been delivered and placed into operation.

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

In 2014, the Company acquired a patent portfolio from Bayer AG that included patents and patent applications covering the high-volume manufacture of QDs, including heavy metal free compositions, various methods for enhancing quantum dot performance, and a quantum dot based solar cell technology (the “Bayer Patents”).

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

In 2016 the company’s founder returned as President and CEO and implemented a cost reduction initiative streamlining the G&A overhead and devoting more resources to R&D and commercialization readiness. These efforts have resulted in further optimization of the chemistry and the products. Through this refinement the company has been able to double the through put of its current production equipment from 2000 Kg of QDs per year to 4,000 Kg of QDs per year. Management believes that this and a number of other material performance enhancement discoveries made by the company provide us with the ability to provide industry leading material performance at a very competitive price point. All of the company’s discoveries are developed in a manner that they are compatible with our patented flow manufacturing process.

Business Accomplishments

The following outlines the business accomplishments of the Company over the last few years:

●	Initiated collaborations with a number of LED and Micro LED companies;

●	Developed stabilized cadmium free QDs and encapsulation process for remote phosphor LED applications and surpassed 3,000 hours continuous on time without measurable degradation;

●	Reduced QD process cost by more than 25% and doubled annual production throughput capacity using existing process equipment;

●	Significantly improved cadmium free QD optical performance. Achieved >86% Rec. 2020 and improving;

●	Initiated collaboration for QD enhanced display film with arguably the world’s largest multinational chemical company;

●	Developed and introduced blue cadmium free high-performance QDs;

●	Developed and introduced the first 100% quantum yield cadmium-free red QDs;

●	Developed and began producing a range of plasmonic particles targeting specialized lighting and thermal management application in the automotive and commercial glass industry;

●	50+ patents and applications granted, filed, and in preparation;

●	Doubled the number of display optical film companies that we are now in collaboration with and increased sample sales revenues;

●	Continued product development with leading global optical film manufacturer Nitto Denko Corporation;

●	Developed and began producing nano-materials for nano-bio, energy storage, water purification, and other emerging applications;

●	Established a nanomaterials laboratory facility for research, development and production in Texas and negotiated a collaboration with Texas State University;

●	Acquired a foundational patent portfolio from Bayer AG covering high volume production of QDs, including cadmium free quantum dots, quantum dot enhancement technologies and quantum dot solar cell technologies; and

●	Licensed key patents from Rice and University of Arizona

We can provide no assurances that its accomplishments to date will result in the grant of patents for proprietary processes or result in future sales and/or profitable operations. See “Risk Factors” section.

Previously, our principal business emphasis was on the development of TQDs for solar cell applications through Solterra. The solar cell market became increasingly volatile, with prices eroding due to the influx of subsidized products from abroad. Although we intend to complete the development of our QD solar cell technology and attempt to bring a competitive product to market, we have decided not to do so in the current market environment. Our intent is to wait until we can produce solar cells with sufficiently high conversion efficiency that, when combined with its low cost proprietary manufacturing process, will result in a product capable of producing energy at a competitive cost per watt compared to existing solar cell technology and at a scale that will meet growing market demand for distributed, sustainable energy.

In the meantime, we continue to experience increased interest from potential customers in our materials and technologies for applications such as televisions, displays, and lighting. Management believes that these markets present the best near-term opportunities for our exploitation of QDs on a commercial scale. We will continue to pursue the solar cell market along with other uses for QDs and TQDs, but as indicated above, we have implemented a more balanced approach that addresses the potential demand for high performance QDs in the other emerging markets. See “Major Market Segments” section below.

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

QDs emit light (fluorescence) or electrons when excited with energy such as light or electricity. Emission or absorption wavelength is directly related to the size of the QD; the smaller the QD, the closer it is to the blue end of the spectrum, and the larger the QD, the closer it is to the red end of the spectrum. This allows the excitation and emission of QDs to be highly tunable. These qualities are driving demand for QDs as a performance and energy efficiency enhancing next generation engineered material and have led to the use of QDs in a range of electronic and other applications including in LED/LCD televisions and displays (“LCDs”), and solid-state lighting (“SSL”) where the ability to produce a very narrow frequency of light is highly desirable.

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

Prefabricated seed growth: QDs are created from chemical precursors in the presence of a molecular cluster compound under conditions whereby the integrity of the molecular cluster is maintained and acts as a prefabricated seed template. This manual batch method can produce reasonable quantities of QDs but can take significant capital resources to achieve significant volume and still results in low yields.

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

Raw materials for the commercial production of QD are purchased in bulk from chemical supply companies. Indium, a component of our cadmium-free QD is considered a rare metal. Indium is primarily found in South America, Canada, Australia, China and the Commonwealth of Independent States. There is also a mature and efficient indium recycling process. While our management does not believe that a supply disruption of the indium-containing compounds used in the manufacturing of QDs represents a significant risk, no assurances can be given in this regard.

Market for Quantum Dots

Several recent market research reports have forecasted rapid growth of the QD market including the following:

●	A December 2017 report by Future Markets titled “The Global Market for Quantum Dots 2017, 9th edition” which forecasts the global quantum dots (QD) market will be potentially valued at more than $20 billion at the components level by 2027. The optoelectronics market represents the vast majority of this figure, chiefly High Definition TVs-QLED-TVs.

●	A report by Research and Markets titled “Global Quantum Dots Market, Analysis and Forecast: 2017-2022” published in March 2017 which estimates the quantum dots market to grow over $7 billion by 2022 at a CAGR of 46.4% through 2016-2022.

●	A report published by Transparency Market Research in April 2016 titled “Quantum Dots Market - Global Industry Analysis, Size, Share, Growth, Trends and Forecast 2013 - 2023” projects exponential growth for the market over the forecast period and states that the market will develop at an exceptional 53.8% CAGR between 2013 and 2023. If the projections hold true, the market could rise from a valuation of US$88.5 mn in 2011 to US$8.2 bn by 2023.

●	Global Quantum Dots (QD) Market Report, published by Allied Market Research, forecasts that the global market is expected to garner $5,040 million by 2020 at a CAGR of 29.9% during the period 2014-2020. However, the volume consumption will grow a much faster rate of 116.5% during the same period to reach 72 ton in 2020. The high volume-value growth gap will be resultant of faster price erosion during the analysis period. The decline in prices can be attributed to the refinement of manufacturing technologies & mass production processes and high-volume demand.

The biggest growth sectors are forecast to be in TVs, displays, sold-state lighting, and solar cells. Other current and potential applications for QD include nano-bio, commercial glass, batteries, security inks, sensors, lasers, and paints. QDs remain an expensive product, and the high cost has slowed market growth to this point although we believe the recent growth of mass manufacturing is quickly easing the cost constraints.

Notwithstanding the foregoing quantum dot market industry forecasts and any other quantum dot research industry reports referenced in this Form 10-K, no assurance can be given that these market industry forecasts for the utilization and sale of quantum dots will be realized or will result in profitable operations for the Company. See “Risk Factors” section.

Major Market Segments

TVs, Displays, and Other Optoelectronics. This market is comprised principally of quantum dot LCD displays (“QDLCDs”) for televisions, computers, cell phones, tablets and various other applications. In QDLCDs, QDs are used to downconvert some of the blue light from the LED backlight directly to green and red light allowing for the creation of more vibrant colors and energy savings as compared to a traditional LCD TV/display. Unlike OLEDs which are extremely expensive to produce and require massive manufacturing capital expenditures, QD films are a drop-in solution for LCD manufacturers using existing infrastructure allowing for OLED-like color performance at significantly lower capital investment. LCD TVs make up the vast majority of new TV shipments, and QDLCDs are forecasted to grow to 135 million units by 2020 according to the IHS Quarterly/Technology Q2-2015 research report. Samsung and several other OEMs are currently shipping televisions using QDs to enhance the color quality and power efficiency.

Lighting. In the lighting market, companies began to commercialize quantum dot LEDs in 2013 with significant R&D occurring among manufacturers of solid-state lighting. While companies have launched quantum dot LED lamps, the market for quantum dot LED lamps and the other lighting products is still relatively small. We believe QD-based LED lighting will be the best replacement for currently available compact florescent and LED lighting, as QD technology provides greater power efficiency and the ability to tune the light spectrum to emit light that is the most pleasing and/or appropriate for the application. A July 2017 report by the US Department of Energy titled “Adoption of Light-Emitting Diodes in Common Lighting Applications” forecasts that LED lighting will represent 86% of all lighting sales by 2035, resulting in an annual primary energy savings of 3.7 quadrillion British thermal units

Solar Energy. QDs are capable of producing energy from a broad spectrum of solar and radiant energy, including the ultraviolet and infrared frequencies conventional silicon solar cells generally do not convert to electricity. QD solar cells have theoretical conversion potentials of approximately twice that of conventional solar cells, and applications are being developed to “print” highly efficient photovoltaic solar cells in mass quantities at low cost. Management believes that QD solar cells and panels will be the next evolutionary development in the field of solar energy. Management also believes that increased conversion efficiencies will be realized with the use of TQDs resulting from their unique shape and that our low cost proprietary continuous production process and printing technology will permit Solterra to offer solar electricity solutions that can compete on a non-subsidized basis with the price of retail electricity in key markets around the world. We believe that global energy consumption trends that include the need for distributed energy generation (non-grid and especially in developing markets) and the desire for non-fossil fuel generated energy even at increased costs will drive market demand for solar. Management believes this will be especially true if existing generation by nuclear and coal is decommissioned due to age-related, safety, or environmental concerns or global governmental policy.

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

Other applications. Current and future applications of QDs and other nanoparticles may impact a broad range of other industrial markets. These potentially include batteries and energy storage, commercial glass, water purification, improved thermoelectric components, biohazard detection sensors, diode lasers, and others. We intend to monitor these uses as they mature from basic research and plan for specific compositions as market opportunities develop.

Current Position

In January 2017, we reduced overhead costs and fine-tuned our operations. These efforts have enabled us to achieve the highest optical performance for cadmium free quantum dots in the company’s history. In addition, we have expanded the color range to now include blue in addition to red and green. While achieving extraordinary performance is important, management believes that being able to produce these materials repeatedly and at a low price point is the formula for success, and we have made these performance improvements while also doubling throughput and further reducing production. While we have been developing the infrastructure to support volume production, we have also explored the possibility of a licensing model and we believe there are merits to this model and we have begun to explore this as another, and possibly the best, option for the company to rapidly enter the revenue stage.

Widespread, rapid adoption of quantum dots by the display industry or in other markets may cause supply pressure that will need to be met with significant increases in available production capability. While we believe our current manufacturing capacity of approximately 4 metric tons per year is as big, if not bigger, than our largest competitors, we also realize that there are other challenges developing a supply chain and completing vendor qualifications that can be very time consuming. We believe a licensing model with a top tier chemical company could allow us to rapidly expand our market reach and capture substantially more market. We believe our low cost high-volume manufacturing process is ideally positioned to meet these requirements. This is anticipated to be a key advantage to the Company to meet market demand and drive increased revenue.

The advantages and benefits of our automated production process and equipment are:

●	large scale production with a compact footprint;

●	less manpower and time needed for cost savings;

●	economies of scale leading to lower costs;

●	high production yield with little post-processing;

●	improved quality control for higher uniformity; and

●	assurance of backup systems for continuous supply.

Sales and Marketing Overview

During the past year, we have made significant progress in the development of QDs for use in electronic display applications, in particular for LCD TV applications. With a focus on cadmium free QDs, we have been developing technologies aimed at meeting key customer requirements, and we have been shipping samples of products to customers for evaluation, testing and film integration.

Our discussions with chemical companies, film manufacturers, and OEMs in the display industry confirm that the market opportunity is substantial and that our business plan is aligned with the customers’ product specification needs. While we are pursuing applications in several other markets as well, we believe that the display industry represents the most substantial and most immediate opportunity. We further believe that our advantages in delivery of large volumes of high quality, high performance QDs and other nanomaterials via our patented continuous production process makes us an attractive supplier. While we continue to pursue direct sales opportunities, we are also actively marketing a licensing model to top tier chemical companies. In January 2018 the Company engaged Canaccord Genuity to provide financial advisory and investment banking services as the Company may reasonably request. The Company believes such advisory services will be instrumental as we explore licensing, merger and JV opportunities.

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

We have recently achieved commercial-scale continuous manufacturing equipment at the San Marcos facility and now have the capacity to produce more than four metric tons (4,000kg) per year of nanomaterials for supply to its customers. Management believes that the production capacity of the San Marcos facility is similar to, or greater than its largest competitors’ factories which are much larger and require significantly larger capital expenditures to build and labor expense to operate. This efficiency is the direct result of our patented continuous flow process and proprietary manufacturing know how and equipment. While we plan to work extensively with its current providers of equipment, we own all rights to the designs and intellectual property resulting from the development projects and could contract with one or more other competent suppliers of equipment or build the manufacturing equipment in-house, if necessary. This also holds true in the event we are successful negotiating a licensing agreement with a significant chemical company, in which case we would likely be responsible for managing their scale up efforts.

We expect to commence generating revenues from licensing agreements and/or the production of materials at the San Marcos facility in early calendar year 2018. In the event we secure a license agreement we anticipate an upfront licensing payment to the company with ongoing royalty payments. Revenues from materials manufactured by the company are expected to be modest at first and will be dependent upon our ability to generate purchase orders from development partners.

Our ongoing research and development functions are considered key to maintaining and enhancing our competitive position in the growing nanomaterials and QD market. Nanomaterials and QD technology continue to evolve, with new discoveries and refinements being made on an ongoing basis. We intend to be at the forefront of technological development and will focus a significant part of our efforts on this, as it has done historically. Continuing R&D activities at the San Marcos facility and our collaboration with Texas State University, Rice, University of Arizona, and the numerous other research centers and departments with which we have relationships will be important aspects of the Company’s strategy. The company intends to increase its development of quantum dot solar cells in 2018 and is currently considering re-establishing its solar cell development in closer proximity to strategically significant solar technology resources.

Our key assets include patents, proprietary high-volume process equipment technology, licenses and other intellectual property rights, its knowhow and the expertise, capabilities, and relationships brought to the Company by its management team. We will continue to build out our intellectual property portfolio and licensing rights.

Patent licenses with Rice and University of Arizona include provisions for milestones and milestone payments. To date, such payments have been waived and/or extended by both Rice and University of Arizona, respectively, illustrating the support each university has given us as we have attempted to advance our business with measured resources. As we move forward, we expect to be able to meet all payment and other obligations under the Licenses, and the Company’s funding strategy takes account of these requirements. Solterra plans to utilize the Company’s patented low-cost, high-volume quantum dot production combined with TQD technology licensed from Rice to commercialize QD solar cells at a fraction of the cost of current silicon based solar cells.

Our business is subject to various types of government regulations, including restrictions on the chemical composition of nanomaterials used in life sciences and other sensitive applications, the manufacture, transportation and export of chemical substances, and the regulation of hazardous materials used in or produced by the manufacture or use of QDs. In fiscal year 2017, we applied for and received a Low Volume Exemption (“LVE”) under the Toxic Substances Control Act (“TSCA”) which allows us to manufacture QD quantities of 10,000 kilograms or less per year in the United States. We also recently gained Chemical Abstract Service (CAS) registration for QDX cadmium-free quantum dots through a division of the American Chemical Society and has also completed the requisite analysis in support of the QDX Safety Data Sheet (SDS). Both CAS and the SDS are required in order to ship high volumes of advanced materials abroad. Management believes that the patented (owned and licensed) processes and proprietary manufacturing equipment employed allow us to comply with current regulations. However, new regulations or requirements may develop that could adversely affect us and our products in the future. See “Risk Factors” section.

Management and Personnel

We have traditionally operated with limited resources and infrastructure. As of the date of this Form 10-K, we have 9 employees, including the management team.

Our Board of Directors, Scientific Advisory Board, and management team are comprised of individuals from a range of backgrounds with a strong representation from the business and scientific communities. Our Scientific Advisory Board includes Dr. Michael Wong, the inventor of our licensed TQD dot chemistry and Dr. Ghassan Jabbour, the inventor of our printed electronics technology, Tomio Gotoh, the inventor that led the technology efforts at NEC Japan, and Dr. Muniswamy Anandan, inventor, author and former president of the Society for Information Display (SID). Each of these individuals brings significant value to the Company through their connections and relationships with various universities, research institutions, and industry contacts.

As we move into the next stage of our business, we expect that the Board of Directors and management team will continue to be strengthened by the recruitment of additional members. With resignations of Mr. Carlson and Mr. Martin as board members and with Mr. Squires assuming the role of Chairman, President and CEO in December 2016, our Board of Directors no longer had majority of independent directors and does not as of the date of this Form 10-K; however, we intend to return to a majority of independent directors as soon as practicable and are currently in the process of determining the best way to achieve this goal. Also, our board currently does not include a member who meets the requirements of the SEC’s “financial expert” definition which we will take into account when recruiting new board members.

In September 2015, our Board of Directors formed Audit, Compensation, and Nominating and Corporate Governance Committees, and while our Audit Committee currently does not have any independent directors, we continue to maintain the functions of these committees. Until committee vacancies are filled and approved by Board members, the committee roles will be assumed by the entire Board of Directors unless otherwise noted. Additionally, our Board of Directors established a separate Scientific Advisory Board comprised of individuals with strong scientific backgrounds.

Once we commence commercial manufacturing operations, we expect to add additional employees in operating management, sales/marketing, R&D, production, finance and accounting, and business administration from time to time, as necessary, as our business expands and the scale up of production accelerates. In the event a licensing agreement is determined to be the preferred route to first revenues, we will add the requisite personnel necessary to support our obligations under the licensing agreement.

Competition

The commercial nanomaterials industry and more specifically, the quantum dot industry, is relatively young and undeveloped, with a number of small competitors attempting to establish themselves in different segments by employing one or more competitive strategies. Competition among these companies is based on the following factors:

●	Product quality and performance characteristics: Manufacturers who will incorporate QDs in specific applications will carefully consider the quality, characteristics and physical properties of the QDs for efficacy in their targeted applications. This includes but is not necessarily limited to the following factors: the consistency of dots from batch to batch; resistance to degradation of performance characteristics by heat, oxygen, moisture, and luminous flux; brightness of emissions; purity of emissions; effective life spans; volume of dots necessary to produce the intended result; special characteristics such as dual emission capabilities; whether or not the QDs contain cadmium or other heavy metals or other hazardous compounds; the time needed to expand capacity; and the location of capacity relative to the manufacturer or ability to locate capacity nearby.

●	Volume: Before a manufacturer makes the commitment and dedicates capital and marketing resources to incorporate QDs in its end product, it must be confident that the volume of QDs it can obtain from a supplier will be sufficient to meet production needs in the short term and long term, including substantial growth following a successful new product launch. The strategies employed by a quantum dot company to scale production rapidly are critical to its attracting commercial users for its product, regardless of the quality of its QDs.

●	Price: The price at which QDs can be delivered for incorporation in a new product will dictate the rate at which new applications can be developed and supported. High prices have historically restricted the market for QDs to only the highest value uses such as in the life sciences, while the potential for lower prices of supply appears to be opening many new markets.

●	Continuing R&D and Product Improvements: Research and industry relationships are important to ensure a quantum dot company stays on the leading edge of technological development and commercialization. R&D is supported by collaboration with academic institutions or industrial companies. The Company spent $1,006,214 and $479,908 on research and development in 2017 and 2016 respectively, an increase of $526,306. None of these costs were borne by customers.

We believe we are well positioned in all four areas described above. We believe our QDs, including cadmium/heavy metal-free QDs, meet or exceed our competitors’ current brightness and light purity specifications, and our patented continuous manufacturing process allows us to produce large volumes at competitive price points while also giving us the ability to quickly scale up capacity and locate it anywhere in the world it is needed. Lastly, our continuing relationships with universities such as Rice, University of Arizona, and Texas State University, private and public labs and our approach to joint development ventures should enable us to achieve and maintain a leading position in R&D and commercialization of new products.

The Company is subject to other competitive risks of early stage and commercial businesses generally, and of advanced technology businesses in particular, including competing in an environment where other companies may be better financed or have more experience than the Company. See “Risk Factors” section.

Licenses and Intellectual Property

In 2010, we entered into an agreement with a third-party provider of industrial process equipment to develop proprietary equipment for continuous production of QDs under which we retained all ownership and rights to the design and any related intellectual property. We have, to date, received two production machines, a 250kg per year capacity unit primarily for internal research and development purposes and sample production, and a larger commercial production unit that process improvements have allowed us to increase from approximately 2,000kg per year when first delivered to 4,000kg per year today. We believe the design of this manufacturing equipment will position us to quickly and efficiently scale up mass production of QDs for commercial sale.

While we plan to work extensively with its current provider of equipment, we own all rights to the designs and intellectual property resulting from the development projects and could contract with one or more other competent suppliers of equipment or build the equipment in-house, if necessary.

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

Agreement with Rice University

On August 20, 2008, Solterra entered into a License Agreement with Rice University, which was amended and restated on September 26, 2011; also, on September 26, 2011, QMC entered into a new License Agreement with Rice (collectively the “Rice License Agreements”). On August 21, 2013, QMC and Solterra each entered into a second amended license agreement with Rice University. QMC and Solterra entered into third amended license agreements with Rice University on March 15 and 24, 2016, respectively.

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

The Company had verbal agreements with Rice University to modify the minimum royalty due dates that results in the Company being in full compliance with the agreements at March 31, 2017. On June 11, 2017, the Company executed the revised agreements. Per the revised agreements, both Quantum Materials and Solterra shall pay to Rice a non-refundable, non-creditable annual maintenance fee of $10,000 (“Maintenance Fee”) each January 1, beginning on January 1, 2018 and each year thereafter until the first Sale of a Rice Licensed Product. Licensee’s obligation to pay the Maintenance Fee shall terminate upon first Sale of a Rice Licensed Product unless otherwise specified. In addition, Quantum Materials and Solterra shall each pay to Rice an annual minimum royalty payment of $50,000 (“Annual Minimum Royalty”) on January 1 immediately following the first Sale of a Rice Licensed Product and each January 1 of every year thereafter for the term of the revised agreements, regardless of whether sales occur on an ongoing basis. The Annual Minimum Royalty shall be creditable towards royalties due in each respective royalty year, January 1 to December 31, following the due date. As of June 30, 2017, no royalties have been accrued for this obligation.

In February 2018, the Company re-evaluated the Ric Technology and the business case and determined that it was highly unlikely that the Company would be using the cadmium-based Rice technology. The Company’s substantial advancement of cadmium free dots coupled with the high volume, low cost flow technology purchased from Bayer Advanced Materials and further developed by the Company has resulted in the obsolescence of the Rice Technology. The final decision not to continue with the Rice license was driven largely by concerns that the Rice royalties could unduly burden the cost of the Company’s quantum dot products.

Agreement with University of Arizona

Solterra entered into an exclusive Patent License Agreement with the University of Arizona (“UA”) in July 2009. On November 22, 2017, Solterra memorialized prior oral agreements and entered into an amended license agreement with UA. Pursuant to UA License Agreement, as amended, Solterra is obligated to pay minimum annual royalties of $50,000 by January 31, 2019, $125,000 by June 30, 2019 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the consumer price index. Such minimum royalty payments shall be credited against royalties due in each respective royalty year, July 1 to June 30, following the due date. Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. As of June 30, 2017, no royalties have been accrued for this obligation.

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

Governmental Approvals

Chemical substances manufactured in the Unites States in quantities of 10,000 kilograms or less per year are exempt from full premanufacture notice (“PMN”) review under section 5 of the Toxic Substances Control Act (“TSCA”). Low Volume Exemption (“LVE”) substances undergo a 30-day review. During fiscal year 2017, we applied for and received a LVE.

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

QDs remain an expensive commodity, and the price of QDs is directly affected by the high cost of producing QDs in relatively small batch quantities. As with other nanomaterials, these relatively high prices have been supported by favorable performance of the QDs at very low concentrations. Prices for QDs are expected to moderate over time as greater production efficiencies are discovered and implemented, resulting in higher volumes. This is expected to support greater adoption of QDs for use in end products and further support the growth of the quantum dot market. Under current production methods, rigorous processing has been required from batch method synthesis to produce a consistently pure and tightly size-controlled quantum dot product. To significantly grow the market, the industry will need to achieve much lower production costs for QDs, while maintaining strict control over quality and uniformity. We have developed a proprietary manufacturing technique to produce QDs that it believes has the potential to overcome the cost and performance challenges presented by other manufacturing methods, but there can be no assurances that the process will allow us to become competitive or to remain competitive against other manufacturing techniques that may be developed and applied.

We have entered into a number of non-disclosures agreements (“NDAs”) and material transfer agreements with several product manufacturers as well as others. No assurances can be given that sales, joint venture agreements and/or license agreements will result from these agreements.

In the past several years, we have entered into a number of NDAs and material transfer agreements with several product manufacturers in different industries as well as universities and independent research laboratories. In most cases, the NDAs with manufacturers are for exploring joint development of specific products or applications. No assurances can be given that the non-disclosure agreements and sample supply agreements entered into by us as described above will result in sales of our products.

Our ongoing research and development functions are considered key to maintaining and enhancing our competitive position in the growing quantum dot market.

Quantum dot technology continues to evolve, with new discoveries and refinements being made on an ongoing basis. We intend to be at the forefront of technological development and will focus a significant part of its efforts on this, as it has done historically. Continuing R&D activities at the San Marcos facility will be an important aspect of our strategy, as will our collaboration with Rice, UA, Texas State University and the numerous research centers and departments with which we have relationships. No assurances can be given that we will be able to successfully maintain and enhance our competitive position in the growing quantum dot market.

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

Our business is subject to various types of government regulations, including regulation of hazardous materials used in or produced by the manufacture or use of nanomaterials, the manufacture, transportation and export of chemical substances, and the restrictions on the chemical composition of QDs used in the various applications. Our management believes that our patented and licensed chemistry and continuous manufacturing process allows us to comply with current regulations. However, new regulations or requirements may develop that could adversely affect us or our products in the future.

As we grow, we will need to obtain and retain additional qualified management and personnel.

We have traditionally operated with limited resources and infrastructure. We have a total of 9 employees, including our management team. Our Board of Directors, Scientific Advisory Board and management team are comprised of individuals from a range of backgrounds, with a strong representation from the business and scientific community. Our Scientific Advisory Board includes Dr. Michael Wong, the inventor of our TQD dot chemistry, Tomio Gotoh inventor of the NEC TK-80 microcomputer, Dr. Munisamy Anandan, former president of SID, and Dr. Ghassan Jabbour, the inventor of our printed electronics technology. Each of these individuals brings significant value to the Company through his connections and relationships with Rice, UA and various other university, research and industry contacts.

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

Our future success may depend on our ability to develop our manufacturing capacity. If we are unable to achieve our capacity expansion goals, it would limit our growth potential and impair our operating results and financial condition.

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

The development of a successful market for our products may be adversely affected by a number of factors, many of which are beyond our control, including:

●	our failure to produce products that compete favorably against other products on the basis of cost, quality and/or performance;

●	whether or not customers will accept our new technology; and

●	our failure to develop and maintain successful relationships with distributors, project developers and other resellers, as well as strategic partners.

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

Our ability to compete effectively against competing technologies will depend, in part, on our ability to protect our current and future licensed and other proprietary technology, product designs and manufacturing processes by obtaining, maintaining, and enforcing our intellectual property rights through a combination of licenses, patents, copyrights, trademarks, and trade secrets and also through unfair competition laws. We may not be able to obtain, maintain or enforce adequately our intellectual property and may need to defend our products against infringement or misappropriation claims, either of which could result in the loss of our competitive advantage in our marketplace and materially harm our business and profitability. The risks we face in protecting our intellectual property and in developing, manufacturing, marketing and selling our products include:

●	possible loss of our exclusive licenses with UA;

●	we may choose not to file patent applications for or not to maintain issued patents for certain innovations that later turn out to be important, or we may choose not to obtain foreign patent protection at all or to obtain patent protection in only some of the foreign countries, which later turn out to be important markets for us;

●	the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as laws in the United States, and we may encounter difficulties in protecting and defending our rights in such foreign jurisdictions;

●	third parties may design around our licensed technologies, and there is no assurance that any licensed patents and other intellectual property rights will be sufficient to deter infringement or misappropriation of our intellectual property rights by others;

●	third parties may seek to challenge or invalidate any owned or licensed patents, which can result in a narrowing of or invalidating our patents or licensed patents, or rendering such rights unenforceable;

●	we may have to participate in interference, cancellation, or opposition proceedings before the United States Patent and Trademark Office, or before foreign patent and trademark offices, with respect to our patents, licensed patents, patent applications, trademarks or trademark applications or those of others, and these actions may result in substantial costs to us as well as a diversion of management attention;

●	although we are not currently involved in any litigation involving intellectual property rights, we may need to enforce our intellectual property rights against third parties for infringement or misappropriation or defend our intellectual property rights through lawsuits, which can result in significant costs and diversion of management resources, and we may not be successful in those lawsuits;

●	we rely on trade secret protections to protect our interests in proprietary know-how and processes for which patents are difficult to obtain or enforce; however, we may not be able to protect our trade secrets adequately; and

●	the contractual provisions on which we rely to protect our trade secrets and proprietary information, such as our confidentiality agreements and NDAs with our employees, consultants and other third parties, may be breached, and our trade secrets and proprietary information may be disclosed to competitors, strategic partners or the public, and others may independently develop technology equivalent to our trade secrets and proprietary information.

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

We intend to sell our products to product manufacturers, domestic and international distributors, and other resellers. Most of our distribution partners will have a geographic or applications focus. We expect to collaborate closely with a number of manufacturers and distributors, both domestically and internationally. We are actively working to recruit our distribution partners by very careful selection of a few accounts and channel partners. We intend to selectively pursue additional strategic relationships with other companies worldwide for the joint marketing, distribution and manufacturing of our products. These resellers are expected to range from large, multinational corporations to small, development-stage companies, each chosen for their particular expertise. We believe that these relationships will enable us to leverage the marketing, manufacturing and distribution capabilities of other companies, explore opportunities for additional product development and more easily enter new geographic markets in a cost-effective manner, attract new distribution partners and develop new applications for our products. Our sales, marketing and distribution plans may substantially rely on the efforts and abilities of third parties and such plans may not be successful. Moreover, we face risks associated with the marketing, distribution and sale of our products internationally.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately and timely report our financial results, which could lead to a loss of investor confidence in our financial statements and have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. As further described in Part II Item 9A “Controls and Procedures,” management has concluded that, because of a material weakness, our disclosure controls and procedures were not effective as of June 30, 2017. The Company has and will continue to enhance its controls and expects to remediate the material weakness. However, we cannot be certain that these measures will be successful or that we will be able to prevent future significant deficiencies or material weaknesses. Inadequate internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on investor confidence in our financial statements, the trading price of our stock and our access to capital.

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

THE FOREGOING RISK FACTORS DO NOT PURPORT TO BE A COMPLETE EXPLANATION OF THE RISKS INHERENT IN AN INVESTMENT IN THE COMPANY.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

In June 2013, we opened a Wet Lab facility and principal executive office in San Marcos, Texas for research and development and the production of QDs and other nanomaterials. The facility where the Company is located is owned by Texas State University. In June 2015, the Company moved into a larger lab space in the same facility. As of June 30, 2017, our monthly rent for the San Marcos facility and office was $9,075. We recently decreased our laboratory and office space at the San Marcos facility and as of the date of this Form 10-K, our monthly rent is $4,538.

Item 3. Legal Proceedings

The Company was served in Hays County, Texas in a compliant for breach of contract in February 2017. In April 2017, the Company settled this complaint for $129,000 payable over a four-month period. As of the filing date of this Form 10-K, the balance in arrears is $95,000 plus interest and other charges and has accrued this amount on its financial statements at June 30, 2017.

CAUSE NUMBER 17-2033; Hays County, Texas

Two lenders, SBI Investments LLC, 2014-1, and L2 Capital, LLC, asked Quantum Materials’ transfer agent, Empire Stock Transfer, Inc., to set aside fifty-million (50,000,000) shares of stock as collateral for four loan agreements Quantum Materials had entered into in late March 2017. This joint request occurred despite the fact that or about September 30, 2017 Quantum had repaid $339,000 (plus accrued interest of $10,170) on two of the loans. Subsequently, in November, 2017, the Company also repaid $213,650 and $8,636 of accrued interest on two of the remaining loans on their due dates.

Quantum filed suit for an injunction to stop the release of the stock. The two lenders, SBI Investments LLC, 2014-1 (SBI), and L2 Capital, LLC (L2), hired the national law firm of K& L Gates to stop the injunction; problematically, this same firm had previously represented Quantum Materials. Quantum filed a motion to disqualify the law firm for that conflict, and they subsequently withdrew.

New counsel for SBI and L2, Cleveland Terrazas PLLC, brought suit against Quantum for $1.5 million on the four notes that had been repaid and were not in actual default, though SBI Investments LLC, 2014-1, and L2 Capital, LLC claimed technical defaults. The court in Hays County granted Quantum’s temporary injunction and set the full case for trial. The next day, SBI Investments LLC, 2014-1, and L2 Capital, LLC dismissed their suit against Quantum and refiled similar actions in Kansas and Florida on the notes claiming that one note was paid on a Monday when it was due on a Sunday, demanding late payment in stock (they refused cash), and another was paid on a Friday when it was due Saturday, claiming a pre-payment penalty. All three suits are related to the same transactions. The lenders claim 140% interest, attorney’s fees, 20 million shares of stock, and damages. Quantum maintains all loans have been paid timely.

The Company denies all the abovementioned allegations and will vigorously defend all claims.

CAUSE NUMBER: 17CV06093; Johnson County, Kansas

The Kansas lawsuit is based on the same nucleus of facts. The putative default is the failure to properly and timely file a Form S-1 with the SEC. Three causes of action are alleged: the first is breach of contracts regarding the Registration Rights Agreement against Quantum; the second claim is for breach of contract of the first L2 promissory note against Quantum; the final claim is for breach of contract regarding the second L2 promissory note against both Quantum and Stephen Squires, individually.

The Company denies all the abovementioned allegations and will vigorously defend all claims. The Company does not anticipate any contingency losses will have material effects on its financial statements.

CAUSE NUMBER: 2017-025283-CA-01; Miami-Dade County, Florida

The Florida lawsuit largely mirrors the suit in Kansas; defaults are alleged as follows:

On July 6, 2017, Quantum filed a revised Form 10-Q/A report (the Report) with the SEC, restating its financial statements. In comparison to the unrestated financial statement previously filed by Quantum, the Revised Report materially and adversely affects SBI’s rights with respect to the notes. This restatement of financial statements constituted a breach of each of the notes. Furthermore, because each note contains a cross-default clause, each of Quantum’s breaches of a specific note also constituted a breach of every other note.

On July 27, 2017, Quantum’s auditor resigned, and replaced its auditor without seeking or obtaining the consent of SBI. This replacement of Quantum’s auditor constituted an alleged breach of the SBI notes. Because each note contains a cross-default clause, each of Quantum’s breaches of a specific note also constituted a breach of every other note.

The Company denies all the abovementioned allegations and will vigorously defend all claims.

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

As of June 30, 2017, there were 368,955,585 shares of common stock outstanding and 210 stockholders of record according to our transfer agent. The foregoing number of stockholders does not include approximately 660 additional beneficial stockholders held in street name as of April 24, 2018

The following table sets forth the high and low closing prices for our common stock during the most recent two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low

September 30, 2015	$0.20	$0.15
December 31, 2015	$0.16	$0.13
March 31, 2016	$0.15	$0.10
June 30, 2016	$0.17	$0.09
September 30, 2016	$0.13	$0.10
December 31, 2016	$0.11	$0.08
March 31, 2017	$0.20	$0.07
June 30, 2017	$0.14	$0.11

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

Issuer Sales of Unregistered Securities

From July 1, 2016 to June 30, 2017, we had the following sales of unregistered common stock.

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchases	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion
August 2016	Common Stock	500,000	Shares issued as stock-based compensation; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2016	Common Stock	250,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2016	Common Stock Warrants	833,200	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.15 per share through August 23, 2021
September 2016	Common Stock	200,000	Shares issued with convertible promissory note	Section 4(2); and/or Rule 506	Not applicable
September 2016	Common Stock Options	2,450,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.12 per share through September 20, 2021
September 2016	Common Stock Warrants	250,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through September 15, 2019
September 2016	Common Stock Warrants	416,667	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.15 per share through September 29, 2021
October 2016	Common Stock	6,250,000	Shares issued for warrants exercised; $375,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2016	Common Stock	2,500,000	Shares issued for warrants in cashless exercise; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2016	Common Stock	833,334	Shares issued upon conversion of $100,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2016	Common Stock	17,899	Shares issued in exchange for $2,147 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2016	Common Stock Options	50,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.12 per share through October 26, 2021
October 2016	Common Stock Warrants	208,300	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.15 per share through October 6, 2021
					Warrants exercisable between $0.20 and $0.24 per share through
October 2016	Common Stock Warrants	1,916,667	Issuance of stock warrants	Section 4(2); and/or Rule 506	April 25, 2017
November 2016	Common Stock	416,667	Shares issued upon conversion of $50,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2016	Common Stock	17,808	Shares issued in exchange for $2,137 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2016	Common Stock	1,750,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2016	Common Stock Warrants	833,200	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.15 per share through November 7, 2021
January 2017	Common Stock	11,958,333	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
					Warrants exercisable at $0.15 per share through January 17 - 31,
January 2017	Common Stock Warrants	666,560	Issuance of stock warrants	Section 4(2); and/or Rule 506	2022
February 2017	Common Stock	833,333	$100,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2017	Common Stock	200,000	Shares issued with convertible promissory note	Section 4(2); and/or Rule 506	Not applicable
February 2017	Common Stock	4,061,904	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
					Warrants exercisable at $0.15 per share through February 14 - 28,
February 2017	Common Stock Warrants	416,600	Issuance of stock warrants	Section 4(2); and/or Rule 506	2022
February 2017	Common Stock Warrants	250,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through February 1, 2020
February 2017	Common Stock Warrants	833,333	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through February 13, 2019
March 2017	Common Stock	1,250,000	Shares issued for warrants exercised; $50,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
March 2017	Common Stock	833,333	Shares issued upon conversion of $100,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
March 2017	Common Stock	66,667	Shares issued in exchange for $8,000 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
March 2017	Common Stock	1,250,000	Shares issued with convertible promissory note	Section 4(2); and/or Rule 506	Not applicable
March 2017	Common Stock Warrants	375,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through March 27, 2020
March 2017	Common Stock Warrants	1,247,572	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.13 per share through March 29, 2022
April 2017	Common Stock	2,500,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
May 2017	Common Stock	500,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
May 2017	Common Stock Warrants	933,884	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.13 per share through May 3, 2022
June 2017	Common Stock	4,150,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
June 2017	Common Stock	1,079,910	Shares issued in exchange for $109,645 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
June 2017	Common Stock	41,667	$5,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
June 2017	Common Stock	1,000,000	Shares issued with convertible promissory note	Section 4(2); and/or Rule 506	Not applicable
June 2017	Common Stock	1,125,000	Shares issued upon conversion of $135,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
June 2017	Common Stock Options	18,200,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.12 per share through June 16, 2022
June 2017	Common Stock Warrants	250,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through June 15, 2020

Repurchase of Securities

In the year ended June 30, 2017, there were no purchases by the Company of its common stock, however, the company cancelled 194,059 shares of common stock during this time. After an analysis, it was determined the Company’s records differed from the records of the transfer agent, thus requiring the shares to be cancelled in the Company’s books to agree with the transfer agent.

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

Business Overview

We are a nanotechnology company specializing in the design, development, production and supply of nanomaterials, including quantum dots (“QDs”), tetrapod quantum dots (“TQDs”), and other nanoparticles for a range of applications in televisions, displays and other optoelectronics, photovoltaics, solid state lighting, life sciences, security ink, battery, and other markets. We are currently trading in the OTC markets under the ticker symbol “QTMM.” Solterra Renewable Technologies, Inc. (“Solterra”) is a wholly-owned operating subsidiary of QMC that is focused on the photovoltaic (solar cell) market.

QDs are nanoscale semiconductor crystals typically between 10 and 100 atoms in diameter. Approximately 10,000 would fit across the diameter of a human hair. Their small size makes it possible for them to exhibit certain quantum mechanical properties. QDs emit either photons or electrons when excited. In the case of photons, the wavelength (color) of light emitted varies depending on the size of the quantum dot. As such, the photonic emissions can be tuned by the creation of QDs of different sizes. Their unique properties as highly efficient, next generation semiconductors have led to the use of QDs in a range of electronic and other applications in the display, lighting, and biomedical industries. QDs also have applications in solar cells, where their characteristics enable conversion of light energy into electricity with the potential for significantly higher efficiencies and lower costs than existing technologies, thereby creating the opportunity for a step change in the solar energy industry through the use of QDs in printed photovoltaic cells.

QDs were first discovered in the early 1980s and the industry has developed to the point where QDs are now being used in an increasing range of applications, including the television and display industries, the light emitting diode (“LED”) lighting (also known as solid-state lighting) industry, and the biomedical industry. Samsung and other manufacturers are currently shipping televisions using QDs to enhance the picture color quality and power efficiency. A number of major lighting companies are developing product applications using QDs to create a more natural light for LEDs. The biomedical industry is using QDs in diagnostic and therapeutic applications; and applications are being developed to print highly efficient photovoltaic solar cells in mass quantities at a low cost.

A key challenge for the quantum dot industry has been and may continue to be its ability to scale up production volumes sufficiently to meet growing demand for QDs while maintaining product quality and consistency and reducing the overall costs of supply to stimulate new applications. QDs remain an expensive product, however a number of recent market research reports have forecasted rapid growth of the QD market. For example, a March 2017 publication by Research and Markets titled “Global Quantum Dots Market, Analysis and Forecast: 2017-2022” which estimates the quantum dots market to grow over $7 billion by 2022 at a CAGR of 46.4% through 2016-2022

We have developed proprietary equipment that management believes allows us to mass produce large quantities of high quality, high performance QDs and TQDs in a continuous process at lower expense and at lower capital costs than other existing processes. In 2014, we acquired several patents and patent applications in five diverse sets of patent families from Bayer Technology Services GmbH, the global technological backbone and major innovation driver for Bayer AG of Leverkusen, Germany (the “Bayer Patents”). The Bayer Patents acquired provide broad intellectual property protection for advances we have achieved in economical high-volume QD manufacturing. In addition, the Bayer Patents cover volume production technology for cadmium-free QDs and nanoparticles; increasing quantum yields; and hybrid organic quantum dot solar cell (“QDSC”) production as well as a surface modification process for increased efficiency of high performance solar cells and printed electronics.

We also have the exclusive license from the University of Arizona (“UA”) to a patented technique for printing LEDs. We believe that these intellectual properties and proprietary technologies developed internally position us to become a leader in the overall nanomaterials and quantum dot industry and a preferred supplier of high performance QDs and TQDs to an expanding range of applications.

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

The Company has established commercial-scale manufacturing equipment at the San Marcos facility and now through process optimizations has the capacity to produce more than four metric tons (4,000kg) per year of quantum dots and other nanomaterials for supply to its customers. Management believes that the production capacity of the San Marcos facility is similar to, or greater than its largest competitors’ operating factories which are much larger and required significantly higher capital expenditures. This efficiency is the direct result of our patented continuous flow process and proprietary manufacturing knowhow and equipment. While we plan to work extensively with its current provider of equipment, we own all rights to the designs and intellectual property resulting from the development process and could contract with one or more other competent suppliers of equipment, if necessary.

We expect to commence generating revenues from the production of materials at the San Marcos facility in early calendar year 2018. Such revenues are expected to be modest at first and will be dependent upon our ability to generate purchase orders from development partners.

Our marketing strategy is to engage in strategic arrangements with manufacturers, distributors, and others to jointly develop applications using its patented continuous production process. Such joint collaborations will involve us working closely with its industry counterparts to optimize the performance of our materials in each application or device and to use the results from product development and testing to further enhance product specifications. On July 15, 2015 we entered into a joint development agreement with an unnamed major display panel manufacturer and on September 11, 2015 we entered into a funded product development agreement with a leading global optical film manufacturer, Nitto Denko Corporation. In June 2016 we entered into a development agreement with an unnamed company in the oil and natural gas sector to produce novel technology for use in that industry. We entered into two joint venture agreements during the year ending June 30, 2017, neither of which were not operational at June 30, 2017 or as of the filing date of this Form 10-K. To date, we have not entered into any formal commercial supply agreements or licensing agreements.

These collaborations will support our internal research and development activities which will continue to be a primary part our business. Our principal revenue streams are expected to come from (i) sales of quantum dots and other nanomaterials, (ii) royalties from manufacture and/or sales of products and components by third parties incorporating the Company’s products or technology, (iii) milestone payments under joint development arrangements with product developers and manufacturers, and (iv) fees where we engage in licensing/sublicensing arrangements for our owned and/or licensed technology.

Our ongoing research and development functions are considered key to maintaining and enhancing its competitive position in the growing nanomaterials and quantum dot market. Nanomaterial and quantum dot technology continues to evolve, with new discoveries and refinements being made on an ongoing basis. We intend to be at the forefront of technological development and intend to focus a significant part of our efforts on this, as we have done historically. Continuing R&D activities at the San Marcos facility and our collaboration with Texas State University, Rice, UA, and the numerous other research centers and departments with which we have relationships will be important aspects of our strategy.

Solterra plans to utilize QMC’s patented low-cost, high-volume quantum dot production combined with TQD technology licensed from Rice to commercialize quantum dot solar cells at a cost that is competitive with conventional fossil fuel generation on an unsubsidized basis.

Our business is subject to various types of government regulations, including restrictions on the chemical composition of nanomaterials used in life sciences and other sensitive applications, the manufacture, transportation and export of chemical substances, and the regulation of hazardous materials used in or produced by the manufacture or use of QDs. Management believes the patented (owned and licensed) processes and proprietary manufacturing equipment employed allow us to comply with current regulations. However, new regulations or requirements may develop which could adversely affect the Company or its products in the future. See “Risk Factors” section.

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

Asset Impairment: In accordance with Accounting Standards Codification (ASC) 360-10-35 “Impairment or Disposal of Long-Lived Assets”, the Company evaluates the recoverability of property and equipment if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value. There were no impairment charges in the consolidated statements of operations during the years ended June 30, 2017 and 2016.

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

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, the Company generally uses the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk-free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Since derivative financial instruments are initially and subsequently carried at fair values, income (expense) going forward will reflect the volatility in these estimates and assumption changes. Increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

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

Reclassifications: Certain amounts in the June 30, 2016 consolidated financial statements have been reclassified to conform to the classifications in the June 30, 2017 consolidated financial statements.

Liquidity and Capital Resources

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

As of June 30, 2017, we had a working capital deficit of $3,437,864, with total current assets and liabilities of $1,307,534 and $4,745,398 respectively. Included in the liabilities are $361,375 owed to our officers, directors and employees for services rendered and accrued through June 30, 2017, $2,511,829 of convertible debentures, net of unamortized discount and $62,738 of notes payable that are due within one year. As a result, we have relied on financing through the issuance of common stock and convertible debentures.

As of June 30, 2017, we have cash and cash equivalent assets of $52,611. We continue to incur losses in operations. Over the past five years we have primarily relied on sales of common stock and debt instruments to support operations as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into securities of the Company. Management believes it may be necessary for the Company to rely on external financing to supplement working capital in order to meet the Company’s liquidity needs in the fiscal years ended 2018 and 2019; the success of securing such financing on terms acceptable to the Company cannot be assured. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Year Ended June 30,
	2017	2016

Operating activities	$(2,264,405)	$(2,380,022)
Investing activities	$(44,911)	$(19,832)
Financing activities	$2,094,942	$1,993,000

Operating Activities. Net cash used in operating activities was $2,264,405 for the year ended June 30, 2017 compared to $2,380,022 for the same period of 2016, an increase of $115,617. The increase was primarily driven by increases in research and development costs offset by decreased payments on accounts payable and accrued expenses.

Investing Activities. Net cash used in investing activities was $44,911 for the year ended June 30, 2017 compared to $19,832 for the same period of 2016, an increase of $25,079. The increase is primarily related to fewer purchases of equipment, offset by a one-time movement of restricted cash to cash that occurred during the year ended June 30, 2016. There was no such change in restricted cash during the year ended June 30, 2017.

Financing Activities. Net cash provided by financing activities was $2,094,942 for the year ended June 30, 2017 compared to $1,993,000 for the same period of 2016, an increase of $101,942. The increase is primarily due to greater sales of common stock and issuances of convertible debentures and lower principal payments and debt issuance costs during the year ended June 30, 2017.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes we will be able to meet our obligations and continue our operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to reflect the carrying value and classification of assets and liabilities should we be unable to continue as a going concern. As of June 30, 2017, we had not yet achieved profitable operations, had a working capital deficit of $3,437,864, and expect to incur further losses in the development of the business, all of which casts substantial doubt about our ability to continue as a going concern.

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

Results of Operations - Year Ended June 30, 2017 Compared to Year Ended June 30, 2016

Balance Sheets

Cash and Cash Equivalents

As of June 30, 2017, the Company’s consolidated balance sheet included cash and cash equivalents of $52,611 compared to $266,985 at June 30, 2016, a decrease of $214,374. The decrease in cash was due primarily to funds spent on research and development and related activities. The Company has been in a development stage since inception and, as a result, the Company has largely relied on financing through the issuance of common stock and convertible debentures to fund operations.

Prepaid expenses and other current assets

Prepaid expenses and other current assets were $1,254,923 at June 30, 2017 compared with $102,100 at June 30, 2016, an increase of $1,152,823. The increase was due primarily to the issuance of stock for consulting fees which will be amortized over the useful life of the services.

Property and Equipment

Net property and equipment was $723,236 during the year ended June 30, 2017 compared with $774,674 in the comparable period in 2016, a decrease of $51,438. During the year ended June 30, 2017, there were additions to property and equipment of $44,911, but these were offset by periodic depreciation expense which resulted in the decrease.

Licenses and Patents

Licenses and patents decreased $38,548 during the year ended June 30, 2017. The decrease is a result of periodic amortization booked during the year ended June 30, 2017.

Accrued Expenses

The balance at June 30, 2017 was $1,809,456 compared to $625,474 at June 30, 2016, an increase of $1,183,982. The balance at June 30, 2017 is comprised of accrued professional fees of $977,549 and other miscellaneous accruals of $831,907. The balance at June 30, 2016 is comprised of legal fees payable of $475,384 and accounts payable and other miscellaneous accruals of $150,090.

Due to related parties

The balance at June 30, 2017 was $361,375 compared to $230,000 at June 30, 2016, an increase of $131,375. The balance is comprised of accrued liabilities to the Company’s executives for unpaid wages.

Notes Payables

Note Payable-Insurance

During the year ended June 30, 2017, to finance an insurance premium, we issued a negotiable promissory note at an interest rate of 8 % per annum. The note was paid in full on November 11, 2017.

In June 2017, the Company also issued a negotiable promissory note for $50,000 to a private individual due in 90 days with an interest rate of 6%. The note was paid in full as of the date of this report.

Convertible Debentures

During the year ended June 30, 2017, we entered into the following convertible debenture agreement (see Note 6):

August, October and November 2016 Convertible Debentures

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

January - March 2017 Convertible Debentures

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

In August 2017, the Note Holder converted $100,000 of principal and $8,000 of accrued interest into 833,333 and 66,667 shares of common stock, respectively.

March 2017 Convertible Debenture

In March 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $150,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $150,000. The Note Holder received 375,000 common stock warrants exercisable at $0.12 per share through March 28, 2020. The promissory note has a term of eight months maturing on November 28, 2017 and stipulates a one-time interest charge of eight percent (8%) shall be applied on the issuance date to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note. This note was converted in its entirety via a settlement agreement on September 20, 2017.

March 2017 Convertible Promissory Notes

In March 2017, the Company entered into Convertible Promissory Notes with SBI Investment LLC, 2014-1 (“SBI”) and L2 Capital, LLC (“L2 Capital”) to obtain $285,000 in gross proceeds. In connection with the first funding tranche, SBI and L2 received 253,525 and 760,576 common stock warrants, respectively, exercisable at $0.13 per share through March 28, 2022. At each subsequent funding to the first tranche, the Company will issue to each of SBI and L2 Capital warrants to purchase 50% of the total amount of each tranche funded plus the applicable original issue discount, divided by the lesser of (i) the closing bid of the common stock on March 29, 2017 and (ii) the closing bid price of the common stock on the funding date of each respective tranche. The promissory notes have a term of six months from the issuance date and bear interest at the rate of 6% per annum. The promissory notes are not pre-payable by the Company without penalty. The promissory notes are convertible into unregistered and restricted shares of Common Stock only if there is an Event of Default as defined in the notes. The principal and interest for this note has been paid in full as of November 3, 2017.

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

May 2017 Convertible Promissory Notes

In May 2017, the Company entered into Convertible Promissory Notes with SBI Investment LLC, 2014-1 (“SBI”) and L2 Capital, LLC (“L2 Capital”) to obtain $213,650 in gross proceeds. In connection with the second funding tranche, SBI and L2 received 280,165 and 653,719 common stock warrants, respectively, exercisable at $0.13 per share through May 2, 2022. The promissory notes have a term of six months from the issuance date and bear interest at the rate of 6% per annum. The promissory notes are not pre-payable by the Company without penalty. The promissory notes are convertible into unregistered and restricted shares of Common Stock only if there is an Event of Default as defined in the notes. The principal and interest for this note has been paid in full as of November 3, 2017.

June 2017 Convertible Debenture

In June 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $100,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $100,000. The Note Holder received 250,000 common stock warrants exercisable at $0.12 per share through June 15, 2020. The promissory note has a term of six months maturing on December 16, 2017 and stipulates a one-time interest charge of eight percent (8%) shall be applied on the issuance date to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note. In April 2018, the debenture’s maturity date was extended to May 1, 2018.

Debenture Conversions

In October 2016, holders of $100,000 principal associated with the convertible debentures issued in April – June, August, October and November 2016 converted the principal into 833,334 shares of the Company’s common stock at the conversion price of $0.12 per share.

In November 2016, holders of $50,000 principal associated with the convertible debentures issued in April – June, August, October and November 2016 converted the principal into 416,667 shares of the Company’s common stock at the conversion price of $0.12 per share.

In March 2017, holders of $100,000 principal associated with the convertible debentures issued in September 2016 converted the principal into 833,333 shares of the Company’s common stock at the conversion price of $0.12 per share.

In June 2017, holders of $135,000 principal associated with the convertible debentures issued in April – June, August, October and November 2016 converted the principal into 1,125,000 shares of the Company’s common stock at the conversion price of $0.12 per share.

Statements of Operations

Revenues

During the year ended June 30, 2017 we recognized revenue of $33,250 compared to $240,835 for the year ended June 30, 2016, a decrease of $207,585. Of the 2016 revenues, $225,000 resulted from the Company entering into a one-time funded product development agreement with a leading global film manufacturer. No similar funding agreement occurred in the year ended June 30, 2017.

General and Administrative Expenses

During the year ended June 30, 2017 the Company incurred $5,447,576 of general and administrative expenses, an increase of $229,185 from the $5,218,391 recorded for the year ended June 30, 2016. The increase in general and administrative expenses breaks down as follows:

	Year Ended June 30,		Increase /
	2017	2016	(Decrease)

Compensation and severance expense	$1,096,401	$967,492	$128,909
Stock-based compensation	1,438,570	2,326,024	(887,454)
Legal and audit expenses	852,058	634,778	217,280
Travel expense	45,863	124,119	(78,256)
Corporate expenses	597,298	468,995	128,303
Other professional fees	1,282,489	571,907	710,582
Depreciation	96,349	86,527	9,822
Amortization	38,548	38,549	(1)
Total General and Administrative Expenses	$5,447,576	$5,218,391	$229,185

The increase in Other professional fees was due primarily to various consultants that provided services throughout the year ended June 30, 2017. This was offset by a decrease in stock-based compensation. In the year ended June 30, 2016 the Company’s former CFO became fully vested in certain stock options that resulted in the Company recognizing a large amount of stock-based compensation. There was no such vesting in the year ended June 30, 2017.

Research and Development Expenses

During the year ended June 30, 2017 the Company incurred $1,006,214 of research and development expenses, an increase of $526,306 from the $479,908 recorded for the year ended June 30, 2016. The primary reasons for the increase are i) costs associated with a sponsored research agreement the Company has in place with Texas State University, ii) expenditures for lab equipment, supplies, and other consumables and iii) costs associated with the development of new products.

Gain on Settlement

During the year ended June 30, 2017, there were no gains on settlement.

During the year ended June 30, 2016, the Company’s former Chief Financial Officer, surrendered 638,300 shares of common stock as well as options to purchase an additional 987,500 shares in exchange for the cancellation of indebtedness to the Company aggregating $79,000. As a result of this surrender, the Company recorded a gain on settlement of $174,568.

Beneficial Conversion Feature on Convertible Debenture

The beneficial conversion expense for the year ended June 30, 2017 was $275,110 compared to $513,941 during the year ended June 30, 2016, a decrease of $238,831. During the years ended June 30, 2017 and 2016, the Company entered into convertible debenture agreements that contained beneficial conversion features. See Note 6.

Interest Expense

Interest expense for the year ended June 30, 2017 was $314,679 compared to $83,764 during the year ended June 30, 2016, an increase of $230,915.

Interest expense recorded during the years ended June 30, 2017 and 2016 is related to the various convertible debentures issued during the years ended June 30, 2017 and 2016.

According to the provisions of the Convertible Debenture agreements, the Company may elect to issue shares of the Company’s common stock to pay accrued interest on the debentures. In the years ended June 30, 2017 and 2016, the Company issued 1,182,284 and zero shares of common stock, respectively, to pay $121,929 and $0 of accrued interest payable, respectively.

Accretion of Debt Discount

During the year ended June 30, 2017 the Company recorded $649,527 of accretion of debt discount expense, an increase of $424,175 from the $225,349 recorded for the year ended June 30, 2016. The increase is related to the accretion of debt discounts related to the various convertible debentures issued during the years ended June 30, 2017 and 2016.

Results of Operations

The following table sets forth our consolidated results of operations for the periods indicated:

	Year Ended June 30,
	2017	2016
Statement of Operations Information:

Revenues	$33,250	$240,835
General and administrative	5,447,576	5,218,391
Research and development	1,006,214	479,908
Gain on settlement	-	(174,568)
Beneficial conversion expense	275,110	513,941
Interest expense, net	314,679	83,764
Accretion of debt discount	649,524	225,349

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

Item 8. Financial Statements and Supplementary Data

Our Annual Consolidated Financial Statements, Notes to Consolidated Financial Statements and the reports of our independent registered public accounting firms, with respect thereto, referred to in the Table of Contents to Consolidated Financial Statements, appear beginning on page F-1 of this document and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

a.	On July 27, 2017, the Board of Directors was notified by Weaver & Tidwell, LLP (“Weaver”), the Company’s independent accountants, that it declined to stand for re-appointment to certify the financial statements of the Company for the year ended June 30, 2017.

b.	WEAVER’s report on the financial statements for the years ended June 30, 2016 and 2015 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting.

c.	Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial review of financial statements of the quarterly period ending March 31, 2017, there have been no disagreements with WEAVER on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of WEAVER, would have caused them to make reference thereto in their report on the financial statements. Through the interim period July 27, 2017 (the date of dismissal of the former accountant), there have been no disagreements with WEAVER on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of WEAVER would have caused them to make reference thereto in their report on the financial statements.

d.	We have authorized WEAVER to respond fully to the inquiries of the successor accountant.

e.	During the interim period through July 27, 2017, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

(2) New Independent Accountants:

a.	In July 2017, the Company’s board approved engaging KCCW Accountancy Corp. (“KCCW”) located in Los Angeles, California as its new registered independent public accountant. During the years ended June 30, 2016, and 2015, and prior to July 27, 2017 (the date of the new engagement), we did not consult with KCCW regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by KCCW, in either case where written or oral advice provided by KCCW would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A. Controls and Procedures

Scope of the Evaluation

The Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) conducted an evaluation of the Company’s disclosure controls and internal controls as of June 30, 2017. The evaluation included a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the evaluation, the CEO and CFO sought to identify data errors, control problems, and acts of fraud, and they sought to ensure that appropriate corrective action, including process improvements, was being undertaken.

Among other matters, the evaluation was to determine whether there were any significant deficiencies or material weaknesses in our internal controls which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether the evaluators identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our internal controls. This information is important both generally and because Rule 13a-14(a)/15d-14(a) Certifications require that the CEO and CFO disclose that information to our Board (audit committee), and our independent auditors, and to report on related matters in this section of the annual report.

Conclusions

Based upon the evaluation as of June 30, 2017, the CEO and CFO concluded that (i) our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are not effective in giving us reasonable assurance that the information we are required to disclose in the reports we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities Exchange Commission’s (“SEC”) rules and forms and is accumulated and communicated to the our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, and (ii) the Company has a material weakness in internal control over financial reporting described below in Management’s Report On Internal Controls Over Financial Reporting.

Notwithstanding the identified material weakness, the CEO and CFO believe the consolidated financial statements included in this annual report on Form 10-K fairly represent in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with US GAAP.

Report of Management on Internal Controls Over Financial Reporting

The management of Quantum Materials Corp. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, the CEO and CFO, and effected by the Company’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and the Company’s Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the Company’s financial statements.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The CEO and CFO conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017 based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of the evaluation, management concluded that a material weakness exists as described below. A material weakness is “a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statement will not be prevented or detected in a timely basis.” The CEO and CFO reviewed the results of its evaluation with our Board of Directors.

During the fiscal year ended June 30, 2017, management identified certain accounting errors related to entries made in calendar year 2017. Also, partly because of the complete change in the Company’s finance and accounting staff, including the CFO in January 2017, the Company currently does not have sufficient in-house expertise in US GAAP and financial reporting and instead, the Company had to rely heavily on the expertise and knowledge of external advisors in matters related to US GAAP and financial reporting. External advisors have also helped prepare and review these consolidated financial statements and Form 10-K which the Company was unable to file within the time periods specified in the SEC rules. As a result, management concluded that the Company did not design and maintain effective controls over its accounting processes and financial statement preparation function. Specifically, (i) certain control activities over the completeness and accuracy of our accounting were not performed on a timely basis or at the appropriate level of precision, (ii) there is a lack of segregation of duties, and (iii) the company did not have sufficient internal resources to prepare and review these financial statements in a timely manner.

To immediately address the material weaknesses identified in our evaluation, we engaged external advisors to apply additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with US GAAP. As a result, management believes the consolidated financial statements included in this annual report on Form 10-K fairly represent in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with US GAAP

Material Weakness Remediation Efforts

Management is committed to remediating each of the material weaknesses identified above. We are currently seeking to recruit an experienced US GAAP/financial reporting professional to augment and upgrade our finance and accounting staff to address issues of accuracy, completeness, and timeliness in financial statement preparation and reporting. However, the Company may be unable to remediate this weakness until it has received additional funding that may be necessary to hire additional personnel. Until we have sufficient internal finance and accounting staff, we plan to work closely with external financial advisors to review and monitor our accounting procedures, perform internal audit procedures, and to prepare our consolidated financial statements and reports. In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls. Until we have sufficient internal finance and accounting staff, we plan to work closely with external financial advisors to document the existing financial processes, risk assessment, and internal controls systematically.

Changes in Internal Controls over Financial Reporting

Subsequent to December 31, 2016 and prior to the filing of this Form 10-K, there has been a complete change in the Company’s finance and accounting staff, including the CFO, also reductions in accounting staff have necessitated the elimination and/or reduction of certain, non-critical control processes and procedures.

In addition, the Company had previously formed a majority-independent board including a board member who meets the requirements of the SEC’s “financial expert” definition. However, from the time Sri Peruvemba assumed the role of President and CEO in June 2016, our Board of Directors has not been comprised of a majority of independent directors and is not as of the filing date of this Form 10-K; notwithstanding, the Company intends to return the Board of Directors to a majority of independent directors, and we are currently in the process of determining the best way to achieve this goal.

Also, in September 2015, the Company formed an Audit Committee of the Board of Directors, however it currently has one independent director, and with the resignation of Mr. Carlson and later Mr. Benjamin, we no longer have a director that qualifies as a “financial expert.”

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as such attestation is not required by smaller reporting companies.

Item 9B. Other Information

Christopher Benjamin resigned from the Board of Directors immediately prior to the filing of this Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth, as of the date of this prospectus, the name, age, position of each person who serves as an executive officer, director and significant employee of our Company. There are no family relationships among any of our executive officers, directors and significant employees.

Name	Age	Position with the Company (1)
Stephen Squires (3)	58	Chief Executive Officer, President, Director
E. Jamie Schloss	75	Chief Financial Officer
David Doderer	45	Vice President-Research and Development, Director
Dr. Ghassan Jabbour (2)	54	Director
Shane Squires (3)	30	Director

(1)	Our by-laws provide for directors to be elected at the annual meeting of stockholders and hold office until the following annual meeting. Our last annual meeting of stockholders was held on February 17, 2016 at which time five persons were re-elected as directors. Of the five elected at that meeting, only Stephen Squires and David Doderer currently are serving as directors.

(2)	Independent director.

(3)	Stephen Squires is the father of Shane Squires.

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

Officer and Director Backgrounds

The following is a brief summary of the background of each director and executive officer of our Company:

Stephen Squires, President and Chief Executive Officer, Director. Mr. Squires has over 25 years of experience in turnarounds, startups, business development, mergers and acquisitions and strategic planning. Mr. Squires is skilled at identifying emerging technologies and driving commercialization/global market introduction to position companies for growth. He has served as the Company’s President, CEO and Chairman from 2008 to June 30, 2016 and he is serving as CEO and President since December 2016. Prior to QMC, from 2001 to 2008, Mr. Squires’ principal occupation was consulting and advising in the areas of advanced materials, nanotechnology, applications engineering, strategic international marketing with emphasis on middle east and commercialization of emerging technologies for Orasi LLC. From 1983 to 2001, Mr. Squires, as founder, served as President and Chief Executive Officer of Aviation Composite Technologies, Inc., a company whose principal business was the engineering, design, manufacture and refurbishment of advanced composite aero structures (“Aviation Composite”). Under Mr. Squires’ leadership, Aviation Composite grew from zero to over 200 employees and operated a 100,000 square foot state of the art facility. Aviation Composite was merged with USDR Aerospace in 2001. From 1977 to 1983, he worked at McDonnell Douglas Corporation, a company engaged in the business of building advanced tactical fighter aircraft and space vehicles, developing and adapting advanced materials for combat aircraft applications. Management believes that Mr. Squires’ background with the Company and its subsidiaries makes him a suitable person to serve as a director.

E. Jamie Schloss, Chief Financial Officer. Mr. Schloss joined Quantum Materials, Inc. as Chief Financial Officer on January 20, 2017. He was a certified public accountant for more than 30 years before joining the Board of Directors of Surge Global Energy, Inc. from October 2004 to July, 2006 and was reappointed to the Surge Board in February, 2008. Mr. Schloss served as Chief Financial Officer of Surge Global from December 2005 to June 2006 and has served as its Chief Executive Officer and Chief Financial Officer from February, 2008 until October, 2012, at which time he resigned as Chief Executive Officer but remained the Chief Financial Officer until December 31, 2015. Prior to his positions with Surge, Mr. Schloss’ company, Castle Rock Resources, Inc., raised funds and participated in the drilling of more than 20 deep oil & gas wells in Texas, New Mexico, and Louisiana from 1990 to 1995 through joint venture partnerships. In June 1995, Castle Rock and partners sold seven wells in the Townsend (Sublime) Field in south Texas to Weeks Exploration Company for an aggregate of $16,000,000. Castle Rock continues to own and manage a well in south Texas which has been producing oil and gas for more than 18 years. Mr. Schloss has a Juris Doctorate (JD) degree, a B.A. from the University of Pennsylvania, and an MBA equivalent from Pace College in New York City. Mr. Schloss worked as a Certified Public Accountant in California and New Jersey from 1966-1970. Prior to his experience in the oil & gas drilling and exploration business, Mr. Schloss was an executive and officer of several entertainment industry firms including MCA-Universal., Warner Bros. Television Distribution, Western-World Television, and Hal Roach Studios.

David Doderer, Vice President - Research and Development. Mr. Doderer has over 20 years of research and development experience in emerging technologies including aerospace, biotech, and nano and quantum materials. He joined the Company in 2008. From 2006 to 2008, he managed Hudler Titan LLC, a technology consulting company, specializing in advanced nanofiber filtration for gaseous streams; experimental design and predictive modeling; and a clean energy/ clean air/ clean water initiative through aggregation of retail level contributions in alternative energy-based carbon offset programs. From 2002 to 2005, he served as principal investigator for USGN, a company engaged in the business of defense, safety and security solutions, where he contributed to numerous patents/patents pending and proprietary processes. Mr. Doderer’s experience in engineering, research and development in emerging technologies, his contributions to the filings of numerous patents and proprietary processes, and commercial planning provides invaluable experience to our Board.

Dr. Ghassan Jabbour. Dr. Jabbour is a director of the Company since December 2016 and he previously served on the Board of Directors. Dr. Jabbour also served as Chief Science Officer from 2008 until June 2016. Dr. Jabbour is a Fellow SPIE and Fellow EOS and chairs our Advisory Board. Dr. Jabbour was also the Center Director and Lead Professor of Advanced Manufacturing, Renewable Energy Center, University of Nevada Reno. Prior to that, he served as Founding Director of the Solar and Alternative Energy Science and Engineering Research Center and also AlRawabi Endowed Research Chair at KAUST (King Abdullah University of Science and Technology) in Saudi Arabia from December 2009 to January 2013. Dr. Jabbour was the Director of Flexible and Organic Electronics Development at the Flexible Display Center (FDC) during 2006-2010, and a Professor of Chemical and Materials Engineering at Arizona State University. He was also the Technical Advisory Board Leader on Optoelectronic Materials, Devices and Encapsulation at FDC. He has been selected to the Asahi Shimbun 100 New Leaders of the USA and received the Presidential Award for Excellence from the Hariri Foundation in 1997. Dr. Jabbour’s research experience encompasses flexible-roll-to-roll-electronics and displays, smart textile, moisture and oxygen barrier technology, transparent conductors, organic light emitting devices, organic and hybrid photovoltaics, organic memory storage, organic thin film transistors, combinatorial discovery of materials, nano and macro printed devices, micro and nanofabrication, biosensors, and quantum simulations of electronic materials. Dr. Jabbour attended Northern Arizona University, the Massachusetts Institute of Technology (MIT), and the University of Arizona.  Prof. Jabbour has authored and co-authored over 700 publications, invited talks, and conference proceedings. He is the editor of several books and symposia proceedings involving organic photonics and electronics, and nanotechnology. Professor Jabbour is guest editor of the MRS Bulletin issue on “Organic Photovoltaics”. He is the Chair and/or Co-Chair of over 50 conferences related to photonic and electronic properties of materials and their applications in displays and lighting, hybrid photosensitive materials, and hybrid integration of semiconducting and nanotechnology. Dr. Jabbour has scientific and technical experience with the Company’s technology and proposed products.

Shane Squires. is currently a research analyst with Invesco Real Estate (a subsidiary of Invesco Ltd.), engaged in the business of managing global investments in direct real estate, real estate securities, infrastructure securities and master limited partnerships (MLPs). Mr. Squires has held this position with Invesco Real Estate specializing in business intelligence and data strategy since March 2016. Prior to this, Mr. Squires held the position of Senior Economist at Realpage Inc. Mr. Squires has a Masters in Applied Economic Analysis and a Bachelor of Science in Economics from the University of Texas at Arlington. Mr. Squires is the son of Stephen Squires, the founder of our subsidiary, Solterra.

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

In the past, there have been no arrangements or understandings pursuant to which a director or executive officer was selected to be a director or executive officer other than employment contracts with our executive officers. Prior to, September 22, 2015, we have had no nominating committee of the Board. Executive officers serve at the pleasure of the Board, subject to their rights under any employment contracts.

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

Board Leadership Structure

The Chairman of the Board presides at all meetings of the Board according to our bylaws. The Chairman is required to be appointed on an annual basis by at least a majority vote of the remaining directors. Currently, the office of Chairman of the Board and Chief Executive Officer, are held by Mr. Squires. The Company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer.

Scientific Advisory Board

In July 2014, the Company announced the formation of the Scientific Advisory Board chaired by Dr. Ghassan Jabbour who is also a member of the Company’s Board of Directors. Other members of the Scientific Advisory Board were Dr. Michael Wong of Rice University and former member of our Board of Directors, and Mr. Tomio Gotoh, a pioneer of the personal computer in Japan, and Dr. Munisamy Anandan.

Dr. Ghassan Jabbour. See biography under “Officers and Directors Backgrounds.”

Dr. Michael S. Wong is a Principal Investigator, Associate Professor in Chemical and Biomolecular Engineering, and Associate Professor in Chemistry (Joint Appointment) at Rice University. Dr. Wong heads the Catalysis and Nanomaterials Laboratory and is the inventor of the patented synthesis for tetrapod quantum dots licensed exclusively worldwide by the Company. His research interests lie in the areas of nanostructured materials, heterogeneous catalysis, bioengineering applications, and developing new approaches to assembling nanoparticles into functional macrostructures.

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

Dr. Michael S. Wong joined the Department of Chemical Engineering in 2001 and received a joint appointment in the Department of Chemistry in 2002. Before coming to Rice University, he did post-doctoral research with Dr. Galen D. Stucky of the Department of Chemistry and Biochemistry at University of California, Santa Barbara. Mr. Wong’s educational background includes a B.S. in Chemical Engineering from Caltech, an M.S. in Chemical Engineering Practice (“Practice School”) from MIT, and a Ph.D. in Chemical Engineering from MIT (under the supervision of Dr. Jackie Y. Ying, “Supramolecular Templating of Mesoporous Zirconia-Based Nanocomposite Catalysts”). With the underlying theme of designing and engineering novel materials for catalytic and encapsulation applications, his research interests lie in the areas of nanostructured materials (e.g. nanoporous materials, nanoparticle-based hollow spheres, and quantum dots), heterogeneous catalysis, and bioengineering applications. He is particularly interested in developing new chemical approaches to assembling nanoparticles into functional macrostructures. Dr. Wong, as a Professor at William Marsh Rice University, the licensor of our quantum dots technology, is 100% familiar with our licensing rights with Rice and the capabilities of this technology. His scientific experience was invaluable as a member of the Board of Directors from 2008 through 2014 at which time he elected to resign from the Board and to join the Company’s Scientific Advisory Board.

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

Committees/Independent Directors

On December 22, 2016, three of our four directors at the time, namely Sriram Peruvemba, Daniel Carlson and Ray Martin, resigned from the Board of Directors and were replaced by Stephen Squires, who is now serving as Chairman, Chief Executive Officer, and President, his son, Shane Squires, and Dr. Ghassan Jabbour, who is also a member of our Scientific Advisory Board. These resignations have led to vacancies on the committee boards described herein which have not been filled as of the date of this Form 10-K. Dr. Jabbour may be considered an “independent director” but not a “financial expert.” Mr. Shane Squires does not qualify as either a “independent director” or a “financial expert.” Until newly committee vacancies are filled and approved by Board members, the committee roles will be assumed by the entire Board of Directors unless otherwise noted.

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

On September 22, 2015, the Board of Directors formed an Audit Committee, a Nominating and Corporate Governance Committee, and an Compensation Committee. Charters for each of these three committees were adopted as of that date and are available on our website at www.qmcdots.com. The members of each committee consisted of our two former independent directors, Ray Martin and Daniel F. Carlson, until they resigned from the Board in December 2016. Mr. Sriram Peruvemba was a member of the Audit Committee until he became the Company’s Chief Executive Officer on June 30, 2016. After their resignations, Sean Squires and Christopher Benjamin become members of the Audit Committee. Mr. Benjamin subsequently resigned from the Board of Directors immediately before the filing of this Form 10-K. Shane Squires is not an independent director and is regarded as a temporary member of the Audit Committee until the Audit Committee can be staffed solely with independent directors.

Management believes Daniel Carlson, a director until his resignation in December 2016, was a financial expert, and Christopher Benjamin, who was Chairman of the Audit Committee after Mr. Carlson and prior to his resignation, was considered a “financial expert.” The term “financial expert” is defined as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principals in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions. Currently, none of the Company’s directors qualify as a “financial expert.”

Audit Committee

From September 22, 2015 through December 22, 2016, former directors, namely, Daniel Carlson and Ray Martin, served on the Audit Committee, which was chaired by Mr. Carlson. After his appointment to the board, Shane Squires joined the audit committee as an ex officio member. Christopher Benjamin subsequently joined the Audit Committee in February 2017, serving as its Chairperson. Mr. Benjamin resigned from the board and his committee post immediately before the filing of this Form 10-K. Shane Squires is not an independent director and is regarded as a temporary member of the Audit Committee until the Audit Committee can be staffed solely with independent directors.

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

Compensation Committee

From September 22, 2015 through December 22, 2016, former directors, namely, Daniel Carlson and Ray Martin, served on the Compensation Committee which was chaired by Mr. Martin. Since the aforementioned director’s resignations from the Board, no replacement directors have been named for this committee. The Compensation Committee’s responsibilities include:

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

Nominating and Corporate Governance Committee

From September 22, 2015 through December 22, 2016, former directors, namely, Daniel Carlson and Ray Martin, served on the Nominating and Corporate Governance committee which was chaired by Mr. Martin. Since the aforementioned directors resignations from the Board, no replacement directors have been named for this committee. The Nominating and Corporate Governance committee’s responsibilities include:

●	developing and recommending to the Board of Directors criteria for board and committee membership;
●	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;
●	identifying individuals qualified to become members of the Board of Directors;
●	recommending to the Board of Directors the persons to be nominated for election as directors and to each of the Board’s committees;
●	recommending to the Board of Directors the persons to be nominated for election as directors and to each of the Board’s committees; and
●	overseeing the evaluation of the Board and the Chief Executive Officer.

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

Our articles of incorporation provide that no director or officer of the corporation shall be personally liable to the corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer involving any act or omission of any such director or officer; provided, however, that: the foregoing provision shall not eliminate or limit the liability of a director or officer (i) for acts or omissions which involve intentional misconduct, fraud or a knowing violation of the law, or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of this article by the stockholders of the corporation shall be prospective only and shall not adversely affect any limitations on the personal liability of a director or officer of the corporation for acts or omissions prior to such repeal or modification.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company under Nevada law or otherwise, we have been advised the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event a claim for indemnification against such liabilities (other than payment by us for expenses incurred or paid by a director, officer or controlling person of our company in successful defense of any action, suit, or proceeding) is asserted by a director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction, the question of whether such indemnification by it is against public policy in the Securities Act of 1933 and will be governed by the final adjudication of such issue.

Code of Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies not only to our employees, but also to the directors and the executive officers, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Corporate Controller, and any other senior financial officers performing similar functions, as defined in the Code of Ethics. Our Board intends to renew the Code of Business Conduct and Ethics in the future and will consider appropriate amendments and revisions thereto.

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

Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, we believe all required filings have been made timely during the fiscal year ended June 30, 2017.

Item 11. Compensation of Directors and Executive Officers

The following table sets forth the overall compensation earned over the fiscal years ended June 30, 2017 and 2016 by (1) each person who served as the chief executive officer or chief financial officer of the Company or its subsidiary during fiscal year 2017; and (2) up to three of our most highly compensated executive officers as of June 30, 2017 with compensation during fiscal year ended 2017 of $100,000 or more.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants Or Options Awards ($)(1)(8)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)(3)	Total ($) (3)

Stephen Squires	2017	$150,000	$0	$0	$28,848	$0	$0	$0	$178,848
Chief Executive Officer (4) (6)	2016	$285,000	$0	$0	$92,449	$0	$0	$36,000	$413,449

E. Jamie Schloss	2017
Chief Financial Officer	2016

Craig Lindberg	2017	$0	$0	$0	$0	$0	$0	$0	$0
Former Chief Financial Officer (7)	2016	$120,000	$0	$0	$99,531	$0	$0	$13,419	$232,950

David Doderer	2017	$150,000	$0	$0	$23,584	$0	$0	$0	$173,584
Vice President (4)(7)(5)	2016	$150,000	$0	$0	$293,105	$0	$0	$0	$443,105

Sriram Peruvemba	2017	$0	$0	$0	$0	$0	$0	$0	$0
Former Chief Executive Officer (5)	2016	$492	$0	$0	$673,464	$0	$0	$0	$673,956

(1)	The options and restricted stock awards presented in this table for 2017 and 2016 reflect the entire fair value of such awards in the year of grant. However, the accompanying consolidated financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Prospectus.

(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)	Total compensation includes the amount reimbursed to Mr. Squires as it pertains to a monthly housing allowance which expired July 31, 2016 and amounts accrued but not reimbursed to Mr. Lindberg for certain benefits-related expenses.

(4)	See “Salary or Consulting Accruals” below for a description of accrued salaries of certain officers and directors, some of which were converted into warrants to purchase shares of common stock of the Company.

(5)	Mr. Peruvemba was CEO effective June 30, 2016 through December 2016. Includes compensation of $70,505 for options granted during his tenure as director that occurred prior to the effective date of Mr. Peruvemba becoming CEO.

(6)	Mr. Squires’ compensation includes $60,000 compensation paid to his wife, Robin Squires, in the year ended June 30, 2016. Mr. Squires resigned as CEO and director of the Company, effective June 30, 2016 and became CEO in December 2016.

(7)	During the year ended June 30, 2016, Mr. Lindberg and Mr. Doderer converted accrued salary of $30,000 and $186,250, respectively, into 500,000 and 3,104,167 stock warrants, respectively. The options were valued using the Black-Scholes method of valuation and the valuation in excess of the amount of salary converted is included in the Warrant or Options Awards amounts. The amounts included are $30,194 for Mr. Lindberg and $187,453 for Mr. Doderer.

(8)	Mr. Peruvemba and Mr. Lindberg each participated along with third party investors in the Units offering during the fiscal year ended June 30, 2016 and received stock warrants on the same terms available to the other investors. The value of these warrants is not included in the compensation table.

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

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2017 or 2016 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options granted for employment compensation, stock awards, or equity incentive plan awards held by each of our named executive officers and directors employed at any point during the fiscal year covered in this Form 10-K that were outstanding, exercisable and/or vested as of June 30, 2017:

	Option Awards (1)							Stock Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (3)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(5)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Stephen Squires (Chairman, CEO) (1)(2)(4)	1,000,000	0	0		$0.05	10/19/2019	0	0	N/A	N/A
(6)(7)	5,000,000	0	0		$0.05	01/20/2020	0	0	N/A	N/A
	1,000,000	0	0		$0.12	04/13/2026	0	0	N/A	N/A
	3,500,000	0	0		$0.05	03/02/2022	0	0	N/A	N/A
	5,000,000	0	0		$0.05	03/29/2023	0	0	N/A	N/A
	2,968,750	0	0		$0.06	2/10/2019	0	0	N/A	N/A
	1,562,500	0	0		$0.08	06/6/2019	0	0	N/A	N/A
	600,000	0	0		$0.05	10/19/2019	0	0	N/A	N/A
	937,500	0	0		$0.08	06/6/2019	0	0	N/A	N/A
	0	0	2,000,000		$0.30	4/13/2026	0	0	N/A	N/A
	5,000,000	10,000,000	10,000,000		$0.12	06/26/2022	0	0	N/A	N/A

E, Jamie Schloss (CFO)	0	0	0	$	N/A	N/A	0	0	N/A	N/A

Craig Lindberg (former CFO) (2)	10,000,000	0	0		$0.10	04/2/2025	0	0	N/A	N/A
	500,000	0	0		$0.06	10/30/2018	0	0	N/A	N/A
	750,000	0	0		$0.12	04/13/2026	0	0	N/A	N/A

David Doderer (Officer, Director) (1)(2)	500,000	0	0		$0.05	10/19/2019	0	0	N/A	N/A
	750,000	0	0		$0.12	04/13/2026	0	0	N/A	N/A
	5,000,000	0	0		$0.05	03/29/2023	0	0	N/A	N/A
	3,000,000	0	0		$0.05	01/11/2018	0	0	N/A	N/A
	781,250	0	0		$0.06	02/10/2019	0	0	N/A	N/A
	3,104,167	0	0		$0.06	10/30/2018	0	0	N/A	N/A
	0	0	1,250,000		$0.30	04/13/2026	0	0	N/A	N/A
	300,000	0	0		$0.12	06/26/2022	0	0	N/A	N/A

Sriram Peruvemba (former CEO, Director)	500,000	0	0		$0.17	10/14/2025	0	0	N/A	N/A
	150,000	0	0		$0.12	04/13/2026	0	0	N/A	N/A
	3,000,000	0	0		$0.13	06/30/2026	0	0	N/A	N/A

Ghassan Jabbour (Director)	300,000	0	0		$0.05	10/19/2019	0	0	N/A	N/A
	3,750,000	0	0		$0.06	02/10/2019	0	0	N/A	N/A
	1,500,000	0	0		$0.08	06/06/2019	0	0	N/A	N/A
	300,000	0	0		$0.12	06/26/2022	0	0	N/A	N/A

Daniel Carlson (Former Director)	500,000	0	0		$0.17	9/22/2025	0	0	N/A	N/A
	500,000	0	0		$0.12	4/26/2026	0	0	N/A	N/A
	150,000	0	0		$0.12	4/13/2026	0	0	N/A	N/A

Ray Martin (Former Director)	500,000	0	0		$0.17	9/22/2025	0	0	N/A	N/A
	150,000	0	0		$0.12	4/13/2026	0	0	N/A	N/A

Sean Squires (Director)	300,000	0	0		$0.12	06/26/2022	0	0	N/A	N/A

(1)	On January 20, 2010, the Board of Directors approved employment contracts of Stephen Squires and David Doderer which each contained grants of 5,000,000 restricted shares of common stock. The contracts also contained the grant of ten-year non-statutory stock options to purchase 5,000,000 shares of common stock at an exercise price of $0.05 per share.
(2)	See “Salary or Consulting Accruals” below for a description of accrued salaries of certain officers and directors which were converted into warrants and options to purchase shares of common stock of the Company.
(3)

In September 2015, the Company’s officers, and certain employees owning options and warrants to purchase 57,974,414 shares of the Company’s common stock entered into an agreement with the Company that such persons cannot exercise their options and warrants and that the Company does not have to reserve for issuance the issuance of shares of Common Stock underlying their options and warrants until the earlier of August 1, 2016 or the Company having unreserved shares sufficient for all outstanding options to be exercised. This could happen through an increase in authorized common shares, cancellation of outstanding convertible notes or warrants, or shareholder approved reverse stock split. In May, 2017, the Company increased its authorized shares and all of these options and warrants became exercisable.

(4)	Includes options to purchase an aggregate of 1,537,500 shares owned by Robin Squires, his wife, and options to purchase an aggregate of 47,031,250 shares owned by Mr. Squires.
(5)	In February 2016, the Board of Directors authorized certain performance based stock options to be earned upon the Company signing its first solitary sales contract worth in excess of $1,000,000 revenue. The option exercise price of the unexercised unearned options is the greater of (i) $0.30 and (ii) the market price when deemed earned by the Board.
(6)

On June 26, 2017, Mr. Squires was granted options to purchase 15,000,000 shares of common stock at $0.12/share. The options vest evenly over three years with one-third vesting on July 1, 2017, one-third vesting on July 1, 2018 and one-third vesting on July 1, 2019.

(7)

On June 26, 2017, Mr. Squires was granted options to purchase 10,000,000 shares of common stock at $0.12/share. The options vest in the event that the Company’s common stock reaches a market cap of at least $100 million for at least five consecutive trading days or control of the Company is sold based upon a purchase price paid to the Company or its shareholders of at least $90 million.

Compensation of Directors

Cash Fees

As of the filing date of this Form 10-K, no cash fees have been paid to any directors of the Company, although the Board reserves the right to pay such cash fees in the future.

Restricted Stock and Options

In December 2016, Mr. Shane Squires was granted 100,000 shares of restricted stock for his services as a director in the Company’s fiscal year 2017.

In June 2017, Mr. Shane Squires and Mr. Jabbour each received 300,000 options to purchase shares of the Company’s common stock. The options have a 5-year term, an exercise price of $0.12.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the board meeting.

For the fiscal year ended June 30, 2017, compensation paid to directors (other than those listed in the Summary Table above) was as follows:

	DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Warrant/ Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Ray Martin, Former Director	$0	$0	$0	$0	$0	$0	$0
Daniel Carlson, Former Director	$0	$0	$0	$0	$0	$0	$0
Shane Squires	$0	$0	$23,584	$0	$0	$0	$23,584
Ghassan Jabbour	$0	$0	$23,584	$0	$0	$0	$23,584
Christopher Benjamin Former Director	$0	$0	$23,585	$0	$0	$0	$23.585

(1)	ASC 718 requires the company to determine the overall value of the restricted stock awards and the options as of the date of grant based upon the Black-Scholes method of valuation, which value is set forth in the table above, and to then expense that value over the service period over which the restricted stock awards and the options become exercisable vested. As a general rule, for time-in-service-based restricted stock awards and options, the company will immediately expense any restricted stock award or option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock award and option. For a description of ASC 718 and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included in the Form 10-K filed for the Company’s fiscal year ended June 30, 2017.
(2)	Excludes awards or earnings reported in preceding columns.
(3)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

Compensation Policies and Practices as They Relate to Our Risk Management

No risks arise from our Company’s compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on our Company.

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

As of June 30, 2016, the Company had accrued salaries (and/or consulting fees) and expense reimbursements to our executive officers in the amounts set forth below.

Name	Salary Accrued	Expense Reimbursements Accrued
Craig Lindberg	$0	13,419
David Doderer	100,000	0
Dr. Ghassan Jabbour	130,000	0
Total	$230,000	$13,419

As of June 30, 2017, the Company had accrued salaries (and/or consulting fees) and expense reimbursements to our current and former executive officers in the amounts set forth below.

Name	Salary Accrued	Expense Reimbursements Accrued
Stephen Squires	$31,375	$3,210
Sriram Peruvemba	122,060	11,730
Craig Lindberg	30,000	13,419
David Doderer	250,000	0
Total	$433,435	28,359

Employment Agreements

Our executive officers, David Doderer and our CEO, Stephen Squires, are each a party to an employment agreement with the Company.

Name	Position	Annual Salary		Bonus
David Doderer	VP Research & Development	$150,000		(1)
Stephen Squires	CEO	$300,000	(2)	(1)

(1)	Discretionary bonus as determined by the Compensation Committee based upon company and individual performance. Mr. Doderer’s employment agreement expires on December 31, 2017.
(2)	In June 2017, Mr. Squires’ salary has been increased to $300,000 per annum.

Employment Agreement – Stephen Squires

Stephen Squires, Chief Executive Officer, entered into an employment agreement dated October 26, 2012 to retain his services for the period January 1, 2013 through January 1, 2018. On December 10, 2015, the Company entered into an amended and restated employment agreement with Mr. Squires. On June 13, 2016, Mr. Squires, then our Chief Executive Officer and a member of our Board of Directors, agreed to step down from these positions effective June 30, 2016 and to become Managing Director of our wholly-owned subsidiary, Solterra. Mr. Squires would again become the Company’s Chief Executive Officer and President on December 22, 2016. In June 2016, the Company entered into an Amended and Restated Employment Agreement (the “Squires Agreement”) with Mr. Squires which provides that, until such time as the Company records its first $10,000,000 in revenue (the “Revenue Trigger”), the Company shall pay Mr. Squires an annual base salary of no less than $225,000 and after the occurrence of the Revenue Trigger, the Company shall pay Mr. Squires an annual base salary of no less than $247,500. Mr. Squires shall also be eligible for certain annual bonuses and equity awards pursuant to the Squires Agreement. The term of the Squires Agreement is for two years and provides for severance payments in the event of termination or a change in control of the Company equal to the sum of Mr. Squires’ base salary for the remainder of his employment agreement.

In June 2017, the Company entered into an amendment to Mr. Squires’ employment agreement pursuant to which we agreed as follows:

(1)	Mr. Squires will serve as CEO and receive an increase in annual salary to $300,000 effective June 1, 2017.
(2)	Mr. Squires term of his agreement was extended three years to June 30, 2020.
(3)

Mr. Squires received 25 million options to purchase common stock, exercisable at $0.12 per share, outside of any stock option plan with 15 million of the options vesting annually over three years beginning July 1, 2017 and the remaining 10 million options vesting in accordance with the terms of the revised and amended employment agreement but only in the event that the outstanding shares of the Company’s common stock reaches a market cap of at least $100 million for at least five consecutive trading days or control of the Company is sold during the term of the options based upon a purchase price paid to the Company and/or its shareholders of at least $90 million.

Employment Agreement — David Doderer

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

Other Compensation Arrangements

Pursuant to a consulting agreement, Chris Benjamin, former CFO and former director, received cash compensation of $5,000 per month through February 2016 and $1,000 per month through May 2016 after which the Company terminated his consulting agreement. Mr. Benjamin received additional stock compensation unrelated to this consulting agreement of $23,585 in the fiscal year ended June 30, 2017 as described above.

Robin Squires, the wife of Stephen Squires and a former executive officer of the Company, previously received compensation of $5,000 per month, and Dr. Ghassan Jabbour, formerly our Chief Science Officer and currently a director, previously received compensation of $2,500 per month. Both arrangements ended as of June 30, 2016.

Participation in Private Placement

In the last six months of fiscal year 2016, the Company raised approximately $1,565,000 from the sale of its unsecured convertible promissory notes that have a maturity date of two years from the date of issuance and bear interest at the rate of 8% per annum and are convertible at $0.12 per share. For every $1,000 invested, the investor received warrants to purchase 4,166 shares of the Company’s common stock at $0.15 per share over a period of five years. The conversion price of the notes is subject to full ratchet adjustment in the event of issuance of common stock or derivative securities at a price less than $0.12 per share. Our former directors and/or officers, namely, Sriram Peruvemba, Craig Lindberg and Ray Martin purchased $25,000, $15,000 and $10,000, respectively of this private placement.

Repayment Agreement – Christopher Benjamin

In September 2015, Christopher Benjamin, a former Chief Financial Officer and a former director, entered into a Repayment Agreement to retire a book value liability of the Company of approximately $79,000 by redeeming 638,300 shares of common stock to Quantum’s treasury at a price of $0.13 per share and canceling options to purchase 500,000 shares, exercisable at $0.05 per share and canceling options to purchase 487,500 shares of common stock at $0.08 per share. The Company recorded a gain of $174,568 on this settlement.

2009 Stock Option Plan

On December 2, 2009, the Company established a 2009 Employee Benefit and Consulting Services Compensation Plan (the “2009 Plan”) covering 10,000,000 shares. The material features of the 2009 Plan are described below:

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

Common Stock Award. “Common Stock Award” is shares of common stock that will be issued to a recipient at the end of a restriction period, if any, specified by the Board if he or she continues to be an employee, director or consultant of us. If the recipient remains an employee, director or consultant at the end of the restriction period, the applicable restrictions will lapse, and we will issue a stock certificate representing such shares of common stock to the participant. If the recipient ceases to be an employee, director or consultant of us for any reason (including death, disability or retirement) before the end of the restriction period unless otherwise determined by the Board, the restricted stock award will be terminated.

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

Awards

As of June 30, 2017, options to purchase 8,400,000 shares were outstanding under the 2009 Plan. These include the following persons:

	Amount of Shares	Exercise Price	Net Realizable Value (1)
Stephen Squires (2)	6,600,000	$0.05	$396,000
David Doderer	500,000	0.05	30,000
Ghassan Jabbour	300,000	0.05	18,000
Non-Officers/Directors (3)	1,000,000	0.04 - 0.05	55,000
Total	8,400,000	$0.04 - 0.05	$499,000

(1)	Based upon the closing last sale of $0.11 per share as of June 30, 2017, after deducting the applicable exercise price.

(2)	Includes 600,000 options held pursuant to the 2009 plan held by Mr. Squires’ wife.

(3)	Represents options owned by persons who are not currently officers or directors of the Company as of the date of this filing.

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

Option activity in the 2009 Plan was as follows for the years ended June 30, 2017 and June 30, 2016:

	2017		2016
		Weighted-Average		Weighted- Average
	Shares	Exercise Price	Shares	Exercise Price

Shares reserved	10,000,000		10,000,000
Outstanding at beginning of year	8,950,000	$0.050	8,950,000	$0.050
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled	550,000	0.045	-	-

Outstanding at end of year	8,400,000	$0.051	8,950,000	$0.050

Remaining options available to be issued	1,600,000		1,050,000

2013 Stock Option Plan

In January 2013, the Company approved the 2013 Employee Benefit and Consulting Services Compensation Plan (the “2013 Plan”) covering 20,000,000 shares, which automatically increased to 60,000,000 shares on March 29, 2013. The 2013 Plan is otherwise identical to the terms of the 2009 Plan.

Awards

As of June 30, 2017, options to purchase 53,441,914 shares were outstanding under the 2013 Plan. These include the following persons:

	Amount of Shares	Exercise Price	Net Realizable Value (1)
Stephen Squires (2)	11,468,750	$0.05 - 0.12	$523,438
David Doderer	9,531,250	0.05 - 0.12	519,063
Ghassan Jabbour	5,250,000	0.06 - 0.08	232,500
Non Officers/Directors (3)	27,191,914	0.05 - 0.17	613,762
Total	53,441,914	$0.05 - 0.17	$1,888,763

(1)	Based upon the closing last sale of $0.11 per share as of June 30, 2017, after deducting the applicable exercise price.

(2)	Includes 937,500 options held pursuant to the 2013 plan held by Mr. Squires’ wife.

(3)	Represents options owned by persons who are not currently officers or directors of the Company as of the date of this filing.

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

Option activity in the 2013 Plan was as follows for the years ended June 30, 2017 and June 30, 2016:

	2017		2016
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Shares reserved	60,000,000		60,000,000
Outstanding at beginning of year	56,625,248	$0.082	53,287,748	$0.070
Granted (1)	-	-	11,950,000	0.136
Exercised	-	-	3,325,000	0.063
Forfeited/cancelled	3,183,334	0.124	5,287,500	0.093

Outstanding at end of year	53,441,914	$0.080	56,625,248	$0.082

Remaining options available to be issued	3,233,086		49,752

(1) Includes 2,000,000 options granted in 2015 outside of 2013 plan and moved under the 2013 plan in 2016.

2015 Stock Option Plan

In December 2015, the Company approved the 2015 Employee Benefit and Consulting Services Compensation Plan (the “2015 Plan”) covering 15,000,000 shares. The 2015 Plan received stockholder approval in 2016. The 2015 Plan became effective upon the date that stockholders approved the plan. The material features of the 2015 Plan are summarized below:

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

Awards

As of June 30, 2017, options to purchase 7,175,000 shares were outstanding under the 2015 Plan. These include the following persons:

	Amount of Shares	Exercise Price		Net Realizable Value (1)
Stephen Squires (2)	2,000,000	$	N/A	$0
David Doderer (3)	1,550,000		0.12 - N/A	0
Ghassan Jabbour	300,000		0.12	0
Shane Squires	300,000		0.12	0
Non-Officers/Directors (4) (5)	3,025,000		0.12 - N/A	0
Total	7,175,000		$0.12 - N/A	$0

(1)	Based upon the closing last sale of $0.11 per share as of June 30, 2017, after deducting the applicable exercise price.
(2)	All options are currently unearned as of the filing date of this Form 10-K. These options will be earned upon the Company signing its first solitary sales contract worth in excess of $1,000,000 revenue. The unearned options will have an exercise price of the greater of (i) $0.30 per share and (ii) the market price when earned.
(3)	1,250,000 of the options are unearned as of the filing date of this Form 10-K as described in (2) above.
(4)	Represents options owned by persons who are not currently officers or directors of the Company as of the date of this filing unless otherwise noted.
(5)	1,550,000 of the options held by non-officers/directors are unearned as of the filing date of this Form 10-K as described in (2) above.

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

Option activity in the 2015 Plan was as follows for the year ended June 30, 2016:

	2017		2016
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Shares reserved	15,000,000		15,000,000
Outstanding at beginning of year	8,900,000	$0.294	-	$-
Granted-Earned	3,700,000	0.120	300,000	0.120
Granted-Unearned (1)	-	-	8,600,000	0.300
Exercised	-	-	-	-
Forfeited/cancelled	5,425,000	0.246	-	-

Outstanding at end of year (2)	7,175,000	$0.240	8,900,000	$0.294

Remaining options available to be issued	7,825,000		6,100,000

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

Options outside the 2009 Plan, 2013 Plan, and 2015 Plan

In March 2012, 3,500,000 stock options with a term of five years, were granted to Mr. Stephen Squires outside of the 2009 and 2013 Plans.

In May 2015, 2,000,000 stock options with a term of 10 years, were granted outside of the 2009 and 2013 Plans. These options were subsequently moved under the 2013 Plan during the year ended June 30, 2016.

In June 2016, 6,000,000 stock options with a term of ten years were granted to Mr. Peruvemba outside of the 2009, 2013, and 2015 Plans in connection with his assuming the position of President and CEO. 3,000,000 of the options were surrendered to the Company upon Mr. Peruvemba’s resignation from the Company.

In June 2017, 2,000,000 stock options with a term of 5 years and an exercise price of $0.12 were granted outside of the 2009, 2013, and 2015 Plans.

In June 2017, 25,000,000 stock options with a term of five years were granted to Mr. Stephen Squires outside of the 2009, 2013, and 2015 Plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of January 22, 2018 certain information regarding beneficial ownership of our common stock by:

●	Each person known to us to beneficially own 5% or more of our common stock;

●	Each executive officer who in this proxy statement are collectively referred to as the “Named Executive Officers;”

●	Each of our directors; and

●	All of our executive officers (as that term is defined under the rules and regulations of the SEC) and directors as a group.

We have determined beneficial ownership in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership generally means having sole or shared voting or investment power with respect to securities. Unless otherwise indicated in the footnotes to the table, each shareholder named in the table has sole voting and investment power with respect to the shares of common stock set forth opposite the shareholder’s name.

Name of Beneficial Owner (9)	Common Stock Beneficially Owned (1)(2)	Percent of Class (3)
Stephen Squires (4)	61,702,051	13.6%
David Doderer (5)	20,105,417	4.8%
Ghassan Jabbour (6)	11,650,000	2.8%
Shane Squires (7)	400,000	*
E. Jamie Schloss	0	*
Directors and Executive Officers as a group of 5 persons	93,857,468	19.9%
Carson Group (8)	28,171,920	6.8%

* Represents less than 1%

(1)	Unless otherwise indicated, ownership represents sole voting and investment power.
(2)	The address for each officer and director named above is c/o the Company at 3055 Hunter Road, San Marcos, TX 78666.
(3)	Based upon 406,105,391 common shares outstanding as of January 22, 2018.
(4)

Includes 14,903,301 shares of common stock owned by Mr. Squires and 230,000 shares of common stock owned by Mr. Squires wife and options to purchase 45,031,250 shares owned by Mr. Squires and options to purchase 1,537,500 shares owned by Mr. Squires wife. Excludes 12,000,000 options owned by Mr. Squires which are unearned as of the date of the filing of this Form 10-k.

(5)	Includes 6,670,000 shares of common stock and warrants to purchase 13,435,417 shares. Excludes 1,250,000 options which are unearned as of the date of the filing date of this Form 10-K.
(6)	Includes 5,800,000 shares of common stock and warrants to purchase 5,850,000 shares.
(7)	Includes 100,000 shares of common stock and warrants to purchase 300,000 shares.
(8)

Includes securities owned by Carson Haysco Holdings, LP and Carson Diversified Investments, LP are convertible. W.C. Carson owns 100% of Carson Diversified GP, LLC, a Texas limited liability company that is the general partner of each of Carson Haysco Holdings, LP and Carson Diversified Investment, LP. The foregoing is based upon a filing of a Schedule 13D dated October 4, 2016 and an email received by Company counsel on December 6, 2017.

(9)	Stephen Posner Trust, based on its most recent schedule 13D/A filed with the SEC on August 18, 2015, adjusted for warrant exercises, holds 19,727,941 shares and is no longer a 5% shareholder based on the common shares outstanding as of January 22, 2018.

Item 13. Certain Relationships and Transactions

Policies and Procedures for Related-Party Transactions

Our Company does not have any formal written policies or procedures for related party transactions, however in practice, our board of directors reviews and approves all related party transactions and other matters pertaining to the integrity of management, including potential conflicts of interest, trading in our securities, or adherence to standards of business conduct.

For a description of certain transactions between the Company and its affiliated parties, reference is made to Note 17 herein, which information is incorporated herein by reference.

For a description of transactions during fiscal years 2016 and 2016 between the Company and its executive officers and directors, reference is made to Items 7 herein.

Director Independence

Our Board has determined that Dr. Ghassan Jabbour is considered an “independent director.” Under the National Association of Securities Dealers Automated Quotations (“NASDAQ”) definition, an “independent director” means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The Board’s discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $120,000 during the current or past three fiscal years; (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of the company has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of the company’s outside auditor.

Item 14. Principal Accountant Fees and Services

On June 15, 2015, the Company’s Board of Directors dismissed Messineo & Co., CPA’s LLC (“Messineo”) as the Company’s independent accountants and approved engaging Weaver & Tidwell, LLP. (“Weaver”) of Houston, Texas, as the Company’s new registered independent public accountant.

The following table presents the aggregate fees billed by Weaver for services rendered for the fiscal years ended June 30, 2016 and 2017:

	Services Billed for the Year Ended June 30,
	2017	2016
Audit Fees (1)	$59,500	$59,059
Audit-Related Fees	0	0
Tax Fees	38,500	0
All Other Fees	12,000	0
Total	$110,000	$59,059

(1)

The Audit fees for the years ended June 30, 2017 and 2016, respectively, were for professional services rendered for the audits of Company’s consolidated financial statements, the reviews of Company’s quarterly consolidated financial statements, the review of Company’s Annual Report, the review of documents filed with the SEC, and consents.

In July 2017, the Company engaged KCCW Accountancy Corp. as the Company’s new registered independent public accountant. KCCW did not receive any compensation in the years ended June 30, 2017 or June 30, 2016.

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

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

QUANTUM MATERIALS CORP.

Date: April 27, 2018	By:	/s/ Stephen Squires
	Name:	Stephen Squires
	Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen Squires	Title: Principal Executive Officer,	Date: April 27, 2018
Stephen Squires	Director

/s/ E. Jamie Schloss	Title: Principal Financial Officer	Date: April 27, 2018
E. Jamie Schloss

/s/ Ghassan Jabbour	Title: Director	Date: April 27, 2018
Ghassan Jabbour

/s/ David Doderer	Title: VP Research and Development;	Date: April 27, 2018
David Doderer	Director

/s/ Shane Squires	Title: Director	Date: April 27, 2018
Shane Squires

(b)	Exhibits (items indicated by an (*) are filed herewith)

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 15, 2008, by and among Quantum Materials Corp., Solterra Renewable Technologies, Inc., the shareholders of Solterra and Greg Chapman, as Indemnitor.

3.1	Articles of Incorporation (Incorporated by reference to Form SB-2 Registration Statement filed on October 5, 2007)

3.2	2010 Amendment to Articles of Incorporation (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014)

3.3	2013 Amendment to Articles of Incorporation (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014)

3.4	Bylaws (Incorporated by reference to Form SB-2 Registration Statement filed on October 5, 2007)

3.5	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 in Form 8-K filed on May 3, 2017.

4.1	Form of Equity Purchase Agreement (Eloc) (Incorporated by reference to Form 8-K filed on April 4, 2017.

4.2	Registration Rights Agreement (Incorporated by reference to Form 8-K filed on April 4, 2017.

10.1	License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. dated August 20, 2008

10.2	Letter dated October 2, 2008 from Rice University amending the License Agreement contained in Exhibit 10.1

10.3	Agreement with Arizona State University executed by ASU on October 8, 2008 and executed by Solterra on September 18, 2008

10.4	Letters dated November 5, 2009 and November 5, 2009 amending Rice University Agreement. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009)

10.5	License Agreement between The University of Arizona and the issuer dated July 2009 (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2009)

10.6	Letter dated December 16, 2010 from Rice University amending the License Agreement contained in Exhibit 10.1 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010)

10.7	Amendment to Exclusive Patent License Agreement between University of Arizona and Solterra Renewable Technologies (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010 filed on February 14, 2011)

10.8	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K dated September 19, 2013)

10.9	License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K dated September 19, 2013)

10.10	Second Amendment to Issuer’s Agreement with University of Arizona (Incorporated by reference to Form 10-K for the fiscal year ended June 30, 2012)

10.11	Employment Agreement — Stephen Squires (Incorporated by reference to Form 8-K filed on January 23, 2013)

10.12	Employment Agreement — David Doderer (Incorporated by reference to Form 8-K filed on January 23, 2013)

10.13	Employment Agreement – Craig Lindberg (Incorporated by reference to Form 8-K filed on June 17, 2015)

10.14	Agreement with Christopher Benjamin, former officer/director (Incorporated by reference to Form 10-Q for the quarter ended September 30, 2015)

10.15	Amended and Restated Employment Agreement – Stephen Squires (Incorporated by reference to Form 8-K filed on December 15, 2015)

10.16	Amended and Restated Employment Agreement – David Doderer (Incorporated by reference to Form 8-K filed on December 15, 2015)

10.17	Amended and Restated Employment Agreement – Craig Lindberg (Incorporated by reference to Form 8-K filed on December 15, 2015)

10.18	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K filed April 1, 2016)

10.19	Amended License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K filed on April 1, 2016)

10.20	Amended License Agreement by and between The University of Arizona and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K filed on June 9, 2016)

10.21	Employment Agreement – Sri Peruvemba (Incorporated by reference to Form 8-K filed on June 16, 2016)

10.22	Amended and Restated Employment Agreement – Stephen Squires (Incorporated by reference to Form 8-K filed on June 16, 2016)

10.23	Agreement dated October 10, 2016 by and among Quantum Materials Corp., Carson Haysco Holdings, LP and Carson Diversified Investments, LP (Incorporated by reference to Form 8-K filed on October 14, 2016)

10.24	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on November 9, 2016)

10.25	Form of April 2016 Unsecured Convertible Promissory Note (Incorporated by reference to Form 8-K filed on November 9, 2016)

10.26	Form of April 2016 Warrant (Incorporated by reference to Form 8-K filed on November 9, 2016)

10.27	Form of September 2016 Convertible Promissory Note

10.28	Form of September 2016 Warrant

10.29	Purchase Agreement dated November 8, 2016 by and between Quantum Materials Corp. and Lincoln Park Capital Fund, LLC (Incorporated by reference to Form 8-K filed on November 10, 2016)

10.30	Registration Rights Agreement dated November 8, 2016 by and between Quantum Materials Corp. and Lincoln Park Capital Fund, LLC (Incorporated by reference to Form 8-K filed on November 10, 2016)

10.31	Securities Purchase Agreement dated November 7, 2016, by and between Quantum Materials Corp. and Investor (Incorporated by reference to Form 8-K filed on November 9, 2016)

10.32	Form of 8% Convertible Promissory Note issued to Investor (Incorporated by reference to Form 8-K filed on November 9, 2016)

10.33	Form of Warrant issued to Investor (Incorporated by reference to Form 8-K filed on November 9, 2016)

10.34	Form of $147,000 promissory note issued to L2 Capital as a fee in connection with the Eloc. (Incorporated by reference to form 8-K filed on April 4, 2017.

10.35	Form of $63,000 promissory note issued to SBI as a fee in connection with the Eloc. (Incorporated by reference to form 8-K filed on April 4, 2017.

10.36	Form of Securities Purchase Agreement pertaining to $395,500 loan by L2 Capital. (Incorporated by reference to form 8-K filed on April 4, 2017.

10.37	Form of Securities Purchase Agreement pertaining to $169,000 loan by SBI. (Incorporated by reference to form 8-K filed on April 4, 2017.

10.38	Form of $395,500 Promissory Note issued to L2 Capital in connection with Exhibit 10.5. (Incorporated by reference to form 8-K filed on April 4, 2017.

10.39	Form of $169,500 promissory note issued to SBI in connection with Exhibit 10.6. (Incorporated by reference to form 8-K filed on April 4, 2017.

21.1	Subsidiaries of Registrant listing state of incorporation (Incorporated by reference to Form 10-K for fiscal year ended June 30, 2011)

23.1	Consent of Independent Registered Public Accounting Firm *

23.2	Consent of Prior Registered Public Accounting Firm*

31(a)	Rule 13a-14(a) Certification — Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification — Principal Financial Officer *

32(a)	Section 1350 Certification — Principal Executive Officer *

32(b)	Section 1350 Certification — Principal Financial Officer *

99.1	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014)

99.2	2013 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014)

99.3	2015 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to the Registrant’s Proxy Statement (Form DEF 14A) filed on February 1, 2016)

101.INS	XBRL Instance Document *

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *

QUANTUM MATERIALS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quantum Materials Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Quantum Materials Corp. as of June 30, 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the fiscal year ended June 30, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2017, and the results of its operations and its cash flows for the fiscal year ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 of the consolidated financial statements, the Company has sustained continuing operating losses and has a history of losses, working capital deficits and negative cash flows from operating activities. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KCCW Accountancy Corp.
We have served as the Company’s auditor since 2017.

April 12, 2018
Los Angeles, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Quantum Materials Corp. as of June 30, 2016 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended June 30, 2016. The consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quantum Materials Corp. as of June 30, 2016, and the results of their operations and their cash flows for year ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WEAVER AND TIDWELL, L.L.P.
Houston, Texas
September 23, 2016

QUANTUM MATERIALS CORP.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2017	2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$52,611	$266,985
Accounts receivable	-	8,835
Prepaid expenses	1,254,923	102,100
TOTAL CURRENT ASSETS	1,307,534	377,920

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $246,491 and $150,142	723,236	774,674

LICENSES AND PATENTS, net of accumulated amortization of $113,804 and $75,256	78,939	117,487

TOTAL ASSETS	$2,109,709	$1,270,081

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued expenses	$1,809,456	$625,474
Due to related parties	361,375	230,000
Notes payable, net of unamortized discount	62,738	10,093
Current portion of convertible debentures, net of unamortized discount	2,511,829	407,702
TOTAL CURRENT LIABILITIES	4,745,398	1,273,269

CONVERTIBLE DEBENTURES, net of current portion, unamortized discount and debt issuance costs	559,283	1,039,656

TOTAL LIABILITIES	5,304,681	2,312,925

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, authorized 750,000,000 shares, 367,955,585 and 324,563,789 issued and outstanding at June 30, 2017 and 2016, respectively	367,955	324,564
Additional paid-in capital	33,880,177	28,415,843
Accumulated deficit	(37,443,104)	(29,783,251)
TOTAL STOCKHOLDERS’ DEFICIT	(3,194,972)	(1,042,844)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,109,709	$1,270,081

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2017	2016

REVENUES	$33,250	$240,835

OPERATING EXPENSES
General and administrative	5,447,576	5,218,391
Research and development	1,006,214	479,908
TOTAL OPERATING EXPENSES	6,453,790	5,698,299

LOSS FROM OPERATIONS	(6,420,540)	(5,457,464)

OTHER EXPENSE (INCOME)
Gain on settlement	-	(174,568)
Beneficial conversion expense	275,110	513,941
Interest expense, net	314,679	83,764
Accretion of debt discount	649,524	225,349
TOTAL OTHER EXPENSE	1,239,313	648,486

NET LOSS	$(7,659,853)	$(6,105,950)

LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	342,688,527	318,325,221

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances at June 30, 2015	307,097,420	$307,097	$24,099,177	$(23,677,301)	$728,973

Common stock issued for cash	1,000,000	1,000	99,000	-	100,000

Common stock issued for warrant and option exercises	13,454,669	13,455	411,223	-	424,678

Common stock issued for services	2,900,000	2,900	287,100	-	290,000

Cancellation of shares	(638,300)	(638)	(252,930)	-	(253,568)

Stock warrants issued in exchange for accrued salaries	-	-	821,979	-	821,979

Stock-based compensation	750,000	750	1,876,822	-	1,877,572

Beneficial conversion feature of debenture	-	-	513,941	-	513,941

Allocated value of warrants related to debenture	-	-	486,487	-	486,487

Stock warrants issued for services	-	-	73,044	-	73,044

Net loss	-	-	-	(6,105,950)	(6,105,950)

Balances at June 30, 2016	324,563,789	324,564	28,415,843	(29,783,251)	(1,042,844)

Common stock issued for cash	875,000	875	104,125	-	105,000

Common stock issued for warrant and option exercises	10,000,000	10,000	415,000	-	425,000

Common stock issued for services	21,670,237	21,670	2,011,091	-	2,032,761

Common stock issued for debenture interest	1,182,284	1,182	120,747	-	121,929

Common stock issued for debenture conversions	3,208,334	3,208	381,792	-	385,000

Cancellation of shares	(194,059)	(194)	194	-	-

Stock-based compensation	4,000,000	4,000	1,434,570	-	1,438,570

Beneficial conversion feature of debenture	-	-	275,110	-	275,110

Allocated value of common stock and warrants related to debenture	2,650,000	2,650	564,473	-	567,123

Stock options issued for services	-	-	157,232	-	157,232

Net loss	-	-	-	(7,659,853)	(7,659,853)

Balances at June 30, 2017	367,955,585	$367,955	$33,880,177	$(37,443,104)	$(3,194,972)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,659,853)	$(6,105,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	134,897	125,076
Amortization of debt issuance costs	71,353	15,203
Stock-based compensation	1,438,570	2,326,024
Stock issued for services	2,032,762	228,318
Stock options issued for services	157,232	-
Stock issued for interest	121,929	-
Stock options issued for debenture conversion	385,000	-
Gain on settlement	-	(174,568)
Beneficial conversion feature	275,110	513,941
Accretion of debt discount	649,524	225,349
Accrued salaries due to related parties	131,375	-
Effects of changes in operating assets and liabilities:
Accounts receivable	8,835	(8,835)
Prepaid expenses	(1,152,823)	228,066
Accrued expenses	1,183,982	247,354
NET CASH USED IN OPERATING ACTIVITIES	(2,222,107)	(2,380,022)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(44,911)	(85,162)
Change in restricted cash investments	-	65,330
NET CASH USED IN INVESTING ACTIVITIES	(44,911)	(19,832)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	105,000	485,500
Proceeds from issuance of convertible debentures / promissory note	1,470,000	1,565,000
Proceeds from issuance of note payable	152,644	150,000
Proceeds from exercise of warrants and options	425,000	-
Principal payments on note payable	(100,000)	(150,000)
Debt issuance costs	-	(57,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,052,644	1,993,000

NET DECREASE IN CASH	(214,374)	(406,854)

CASH AND CASH EQUIVALENTS, beginning of period	266,985	673,839

CASH AND CASH EQUIVALENTS, end of period	$52,611	$266,985

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

Going Concern

The Company recorded losses from continuing operations in the current period presented and has a history of losses, working capital deficits and negative cash flows from operating activities. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, obtain revenues from operations, raise additional capital, and/or obtain debt financing.

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

Asset Impairment: In accordance with Accounting Standards Codification (ASC) 360-10-35 “Impairment or Disposal of Long-Lived Assets”, the Company evaluates the recoverability of property and equipment if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value. There were no impairment charges in the consolidated statements of operations during the years ended June 30, 2017 and 2016.

Debt Issuance Costs: The costs related to the issuance of debt are presented on the balance sheet as a direct deduction from the related debt and amortized to interest expense using the effective interest method over the maturity period of the related debt. Accumulated amortization was $86,555 and $15,203 at June 30, 2017 and 2016, respectively. Amortization expense for the years ended June 30, 2017 and 2016 was $88,956 and $15,203 respectively. Amortization expense is projected to be $58,990 for the twelve months ended June 30, 2018.

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

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, the Company generally uses the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk-free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Since derivative financial instruments are initially and subsequently carried at fair values, income (expense) going forward will reflect the volatility in these estimates and assumption changes. Increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

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

Research and Development Costs: Research and development (R&D) costs are expensed as incurred. These expenses include the costs of the Company’s proprietary R&D efforts, as well as costs incurred in connection with certain licensing arrangements. Research and development expense was $1,006,214 and $479,908 for the years ended June 30, 2017 and 2016, respectively.

Reclassifications: Certain amounts in the June 30, 2016 consolidated financial statements have been reclassified to conform to the classifications in the June 30, 2017 consolidated financial statements.

NOTE 3 — PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30,
	2017	2016

Prepaid consulting fees	$1,225,463	$102,100
Other prepaid expenses	29,460	-

Total prepaid expenses	$1,254,923	$102,100

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,
	2017	2016

Furniture and fixtures	$1,625	$1,625
Computers and software	11,447	11,447
Machinery and equipment	956,655	911,744
	969,727	924,816
Less: accumulated depreciation	246,491	150,142

Total property and equipment, net	$723,236	$774,674

Depreciation expense for the years ended June 30, 2017 and 2016 was $96,349 and $86,527, respectively.

NOTE 5 — LICENSES AND PATENTS

Licenses and patents consisted of the following:

	June 30,
	2017	2016

William Marsh Rice University	$40,000	$40,000
University of Arizona	15,000	15,000
Bayer acquired patents	137,743	137,743
	192,743	192,743
Less: accumulated amortization	113,804	75,256

Total licenses and patents, net	$78,939	$117,487

Amortization expense for the years ended June 30, 2017 and 2016 was $38,548 and $38,549, respectively. Amortization expense is projected to be $38,549, $35,799 and $4,591 for the twelve months ended June 30, 2018 through 2020, respectively, and $0 thereafter.

NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the financial instruments that could have been realized as of June 30, 2017 and 2016 or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

The carrying amounts of cash and cash equivalents, accounts payable and current debt approximate their fair value due to the short maturity of those instruments.

Convertible Debentures

The Company measured the estimated fair value of the convertible debentures using significant other observable inputs, representative of a Level 2 fair value measurement, including the interest and conversion rates for the instruments. The following table sets forth the fair value of the Company’s convertible debentures as of June 30, 2017 and 2016:

	June 30,
	2017		2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Convertible debentures issued in September 2014	$25,050	$24,721	$25,050	$21,710
Convertible debentures issued in January 2015	$500,000	$916,667	$500,000	$1,083,333
Convertible debentures issued in April - June 2016	$1,330,000	$1,277,403	$1,565,000	$1,695,417
Convertible debenture issued in August 2016	$200,000	$197,815	$-	$-
Convertible debenture issued in November 2016	$200,000	$191,795	$-	$-
Convertible debentures issued in January - March 2017	$260,000	$240,718	$-	$-
Convertible debenture issued in February 2017	$100,000	$103,992	$-	$-
Convertible debenture issued in March 2017	$150,000	$152,352	$-	$-
Convertible promissory notes issued in March 2017	$541,850	$549,466	$-	$-
Convertible promissory notes issued in May 2017	$213,650	$215,158	$-	$-
Convertible debenture issued in June 2017	$100,000	$100,827	$-	$-

The Company is not a party to any hedge arrangements, commodity swap agreements or any other derivative financial instruments other than described above.

NOTE 7 — CONVERTIBLE DEBENTURES

The following table sets forth activity associated with the convertible debentures:

	June 30,
	2017	2016

Convertible debentures issued in September 2014	$25,050	$25,050
Convertible debentures issued in January 2015	500,000	500,000
Convertible debentures issued in April - June 2016	1,565,000	1,565,000
Convertible debenture issued in August 2016	200,000	-
Convertible promissory note issued in September 2016	100,000	-
Convertible debenture issued in October 2016	50,000	-
Convertible debenture issued in November 2016	200,000	-
Convertible debentures issued in January - March 2017	260,000	-
Convertible debenture issued in February 2017	100,000	-
Convertible debenture issued in March 2017	150,000	-
Convertible promissory notes issued in March 2017	541,850	-
Convertible promissory notes issued in May 2017	233,150	-
Convertible debenture issued in June 2017	100,000	-
	4,025,050	2,090,050
Less: amount converted to shares	385,000	-
Total convertible debentures outstanding	3,640,050	2,090,050
Less: unamortized discount	490,448	527,350
Less: debt issuance costs	78,490	115,342
	3,071,112	1,447,358
Less: current portion	2,511,829	407,702

Total convertible debentures, net of current portion	$559,283	$1,039,656

Future maturities of convertible debentures for each of the next five years and thereafter are as follows:

Year Ending June 30,	Amount
2018	$2,955,000
2019	660,000
2020	25,050
2021	-
2022	-
Thereafter	-

$3,640,050

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

Interest expense for the years ended June 30, 2017 and 2016 was $1,524 and $1,528, respectively.

As of June 30, 2017, $25,050 of principal was outstanding.

January 2015 Convertible Debenture

On January 15, 2015, the Company entered into Convertible Debenture Agreements to obtain $500,000 in gross proceeds from two non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures had an initial term of two years maturing on January 15, 2017 and bear interest at the rate of 8% per annum. The maturity date was extended to December 15, 2018 in an extension agreement dated January 24, 2018. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.06 per share at any date. The Debenture Holders received 6,250,000 common stock warrants exercisable at $0.06 per share through January 15, 2017. The debt is secured by a security interest in certain microreactor equipment. The Agreement also provides for the investors to have the right to appoint one member to the Company’s Board of Directors in the event that any one of the aforementioned debentures are converted into common stock of the Company. On October 10, 2016, the 6,250,000 warrants were converted into common stock for total proceeds of $375,000.

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $348,105, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the years ended June 30, 2017 and 2016 of $92,298 and $173,914, respectively.

Interest expense for the years ended June 30, 2017 and 2016 was $40,000 and $40,110, respectively.

As of June 30, 2017, $500,000 of principal was outstanding and no payments have been made to the date of this report.

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $609,595, recorded as debt discount and is amortized using the effective interest rate method over the life of the loans, two years. The Company recognized accretion of debt discount expense for the years ended June 30, 2017 and 2016 of $323,894 and $51,435, respectively.

The Company recognized a beneficial conversion expense for the years ended June 30, 2017 and 2016 of $64,775 and $513,941, respectively.

Interest expense for the years ended June 30, 2017 and 2016 of $144,878 and $25,849, respectively.

During the years ended June 30, 2017, $285,000 of principal was converted into 2,375,000 shares of common stock.

As of June 30, 2017, $1,730,000 of principal was outstanding.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the common stock and warrants to the proceeds received in the amount of $29,522, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized accretion of debt discount expense for the years ended June 30, 2017 and 2016 of $29,522 and $0, respectively.

The Company recognized a beneficial conversion expense for the years ended June 30, 2017 and 2016 of $29,523 and $0, respectively.

Interest expense for the years ended June 30, 2017 and 2016 of $8,000 and $0, respectively.

As of June 30, 2017, $0 of principal was outstanding.

January – March 2017 Convertible Debentures

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $73,250, recorded as debt discount and is amortized using the effective interest rate method over the life of the loans, two years. The Company recognized accretion of debt discount expense for the years ended June 30, 2017 and 2016 of $15,656 and $0, respectively.

The Company recognized a beneficial conversion expense for the years ended June 30, 2017 and 2016 of $62,400 and $0, respectively.

Interest expense for the years ended June 30, 2017 and 2016 of $8,529 and $0, respectively.

As of June 30, 2017, $260,000 of principal was outstanding.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the common stock and warrants to the proceeds received in the amount of $24,733, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized accretion of debt discount expense for the years ended June 30, 2017 and 2016 of $15,721 and $0, respectively.

Interest expense for the years ended June 30, 2017 and 2016 of $8,000 and $0, respectively.

As of June 30, 2017, $100,000 of principal was outstanding. In August 2017, the Note Holder converted $100,000 of principal and $8,000 of accrued interest into 833,333 and 66,667 shares of common stock, respectively.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $77,248, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized accretion of debt discount expense for the years ended June 30, 2017 and 2016 of $38,111 and $0, respectively.

The Company recognized a beneficial conversion expense for the years ended June 30, 2017 and 2016 of $72,752 and $0, respectively.

Interest expense for the years ended June 30, 2017 and 2016 of $12,000 and $0, respectively.

In September 2017 the debenture was converted in full.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $86,673, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company also recorded original issue discount (“OID”) of $51,350 as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the years ended June 30, 2017 and 2016 of $52,764 and $0, respectively.

Interest expense on the promissory notes for the years ended June 30, 2017 and 2016 of $5,171 and $0, respectively.

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

Interest expense on the commitment fees for the years ended June 30, 2017 and 2016 of $4,247 and $0, respectively.

As of June 30, 2017, $541,850 of principal was outstanding. On October 2, 2017 the Company paid $339,000 and the balance was paid on November 3, 2017.

May 2017 Convertible Promissory Notes

In May 2017, the Company entered into Convertible Promissory Notes with SBI Investment LLC, 2014-1 (“SBI”) and L2 Capital, LLC (“L2 Capital”) to obtain $213,650 in gross proceeds. In connection with the second funding tranche, SBI and L2 received 280,165 and 653,719 common stock warrants, respectively, exercisable at $0.13 per share through May 2, 2022. The promissory notes have a term of six months from the issuance date and bear interest at the rate of 6% per annum. The promissory notes are not pre-payable by the Company without penalty. The promissory notes are convertible into unregistered and restricted shares of Common Stock only if there is an Event of Default as defined in the notes.

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $71,795, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company also recorded original issue discount (“OID”) of $13,650 as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the years ended June 30, 2017 and 2016 of $23,693 and $0, respectively.

Interest expense for the years ended June 30, 2017 and 2016 of $2,065 and $0, respectively.

As of June 30, 2017, $213,650 of principal was outstanding. In October 2017 the Company paid a total of $213,650 leaving a $0 balance on these loans as of the date of this report.

June 2017 Convertible Debenture

In June 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $100,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $100,000. The Note Holder received 250,000 common stock warrants exercisable at $0.12 per share through June 15, 2020. The promissory note has a term of six months maturing on December 16, 2017 and stipulates a one-time interest charge of eight percent (8%) shall be applied on the issuance date to the principal. The Maturity date of the Note was extended to May 1, 2018 in an extension agreement dated April 6, 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $54,340, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the years ended June 30, 2017 and 2016 of $8,907 and $0, respectively.

The Company recognized a beneficial conversion expense for the years ended June 30, 2017 and 2016 of $45,660 and $0, respectively.

Interest expense for the years ended June 30, 2017 and 2016 of $8,000 and $0, respectively.

As of June 30, 2017, $100,000 of principal was outstanding. In April 2018 the maturity date was extended to May 1, 2018.

Debt Issuance Costs

The costs related to the issuance of debt are presented on the balance sheet as a direct deduction from the related debt and amortized to interest expense using the effective interest method over the maturity period of the related debt. Amortization expense for the years ended June 30, 2017 and 2016 was $88,956 and $15,203 respectively.

NOTE 8 — NOTES PAYABLE

Promissory Note

In June 2017, the Company issued a promissory note secured by the Company’s CEO for $50,000 with interest of $5,000 due on repayment of the loan. Interest expense for the years ended June 30, 2017 and 2016 was $197 and $0, respectively. As of June 30, 2017, $50,000 of principal was outstanding. As of the date of this report, the balance was paid in full.

In September 2016, the Company issued an unsecured promissory note for proceeds of $100,000. The note bears 0% interest and the Company issued 416,667 common stock warrants exercisable at $0.15 per share through September 29, 2021. The note was due October 13, 2016 and was repaid on October 11, 2016.

In accounting for the promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $26,454, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, fourteen days. The Company recognized accretion of debt discount expense for the years ended June 30, 2017 and 2016 of $26,454 and $0, respectively.

As of June 30, 2017, $0 of principal was outstanding. See Note 17 for additional information.

In February 2016, the Company issued an unsecured promissory note for $150,000 to a private individual at an interest rate of 0.5% per annum. The note was due May 5, 2016. Interest expense for the years ended June 30, 2017 and 2016 was $0 and $172, respectively. On May 6, 2016, the note was paid in full.

Note Payable – Insurance

In May 2017, to finance an insurance premium, the Company issued a negotiable promissory note for $17,374 at an interest rate of 6.89% per annum. The note is due in November 2017 and the outstanding balance was $12,738 at June 30, 2017. Interest expense for the years ended June 30, 2017 and 2016 was $726 and $0, respectively. The Note was paid in full in November 2017.

In March 2016, to finance an insurance premium, the Company issued a negotiable promissory note for $20,024 at an interest rate of 4.87% per annum. Interest expense for the years ended June 30, 2017 and 2016 was $0 and $265, respectively. The note was due November 11, 2016 and was paid in full.

NOTE 9 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,
	2017	2016

Accrued professional fees	$1,225,463	$102,100
Other accrued expenses	29,460	-

Total accrued expenses	$1,254,923	$102,100

NOTE 10 — EQUITY TRANSACTIONS

Common Stock

During the year ended June 30, 2017, the Company issued 875,000 shares of common stock for cash proceeds of $105,000. Additionally, investors exercised options and warrants to purchase 10,000,000 shares of common stock for cash proceeds of $425,000. Included were cashless exercises of 5,000,000 warrants that resulted in the issuance of 2,500,000 shares of common stock.

During the year ended June 30, 2017, the Company granted 19,270,237 shares of common stock to consultants at the fair market value of $1,804,262. This was recognized as a prepaid asset and will be amortized to expense over the life of the agreement.

During the year ended June 30, 2017, the Company issued 2,400,000 shares to lenders as commitment fees at the fair market value of $235,500, of which $157,500 was recognized as general and administrative expense and $78,000 was recognized as a prepaid asset and will be amortized to expense over the life of the agreement.

During the year ended June 30, 2017, holders of convertible notes elected to convert debt of $385,000 into 3,208,334 shares of common stock.

During the year ended June 30, 2017, the Company issued 1,182,284 shares of common stock to certain lenders, in exchange for interest due, in the amount of $121,929.

During the year ended June 30, 2017, the Company issued 2,650,000 shares in connection with the issuance of the certain promissory notes and convertible debentures in the amount of $567,123.

During the year ended June 30, 2017, the Company issued 4,000,000 common shares as stock based compensation in amount of $1,438,570.

During the year ended June 30, 2017, the Company cancelled 194,059 common shares.

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

Stock Warrants

A summary of activity of the Company’s stock warrants for the years ended June 30, 2017 and 2016 is presented below:

			Weighted
	Weighted		Average	Weighted
	Average		Remaining	Average
	Exercise	Number of	Contractual	Grant Date
	Price	Warrants	Term in Years	Fair Value

Balance as of June 30, 2015	$0.09	48,284,833		$0.13
Expired	0.08	(10,706,642)		0.09
Granted	0.10	17,572,843		0.13
Exercised	0.06	(15,469,062)		0.10
Cancelled	0.24	(416,667)		0.14

Balance as of June 30, 2016	$0.11	39,262,305		$0.15
Expired	0.18	(4,135,100)		0.11
Granted	0.15	9,430,983		0.11
Exercised	0.06	(12,500,000)		0.15
Cancelled	0.13	(2,104,637)		0.15

Balance as of June 30, 2017	$0.13	29,953,551	3.30	$0.14

Vested and exercisable as of June 30, 2017	$0.13	29,953,551	3.30	$0.14

During the years ended June 30, 2017 and 2016, 5,000,000 and 8,217,634 warrants were exercised in cashless transactions that resulted in the issuance of 2,500,000 and 4,056,612 shares of common stock, respectively.

Outstanding warrants at June 30, 2017 expire during the period October 2017 to May 2022 and have exercise prices ranging from $0.06 to $0.30.

The following assumptions were used for the years ended June 30, 2017 and 2016:

	Year Ended June 30,
	2017	2016

Expected volatility	136.25%	138.52%
Expected dividend yield	-	-
Risk-free interest rates	1.62%	1.10%
Expected term (in years)	5.0	1.0 to 5.0

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

There were no salary conversions during the year ended June 30, 2017.

NOTE 11 — STOCK-BASED COMPENSATION

The Company follows ASC 718 “Compensation — Stock Compensation” for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In October 2009, the Board of Directors authorized the approval of a stock option plan covering 7,500,000 shares of common stock, which was increased to 10,000,000 shares in December 2009 and approved by stockholders in January 2010. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of June 30, 2017, 9,200,000 options have been granted, with terms ranging from five to ten years, and 800,000 have been cancelled. The balance outstanding at June 30, 2017 was 8,400,000.

In March 2012, 3,500,000 stock options, with a term of five years, were granted outside of a stock option plan. In March 2017, the term of these options was extended for an additional five years.

In January 2013, the Board of Directors authorized the approval of a stock option plan covering 20,000,000 shares of common stock, which was increased to 60,000,000 shares in March 2013 and approved by stockholders in March 2013.

The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of June 30, 2017, 72,653,473 options have been granted, with terms ranging from five to ten years, 3,325,000 have been exercised and 15,886,559 have been cancelled. The balance outstanding at June 30, 2017 was 53,441,914.

On February 17, 2016, the Shareholders approved the 2015 Employee Benefit and Consulting Services Compensation Plan covering 15,000,000 shares. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of June 30, 2017, 4,000,000 options have been granted with a term of five years, and 1,625,000 have been cancelled. The balance outstanding at June 30, 2017 was 2,375,000.

In June 2016, 6,000,000 stock options, with a term of ten years, were granted outside of a stock option plan. During the year ended June 30, 2017, 3,000,000 options were cancelled.

During the fourth quarter of the year ended June 30, 2017, 17,000,000 stock options, with a term of five years, were granted outside of a stock option plan.

Incentive Stock Options: The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes-Merton valuation model. The volatility is based on expected volatility over the expected life of thirty-six to sixty months. Compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the Company has reduced the cost for estimated forfeitures based on historical forfeiture rates, which were between 14% and 19% during the year ended June 30, 2017. As the Company has not historically declared dividends, the dividend yield used in the calculation is zero. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton model.

The following assumptions were used for the years ended June 30, 2017 and 2016:

	Year Ended June 30,
	2017	2016

Expected volatility	132.39%	143.92%
Expected dividend yield	-	-
Risk-free interest rates	1.74%	1.28%
Expected term (in years)	5.0	3.0 to 5.0

The computation of expected volatility during the year ended June 30, 2017 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

A summary of the activity of the Company’s stock options for the years ended June 30, 2017 and 2016 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of June 30, 2015	$0.07	67,737,748		$0.10	$8,357,574
Expired	-	-		-
Granted	0.14	16,250,000		0.13
Exercised	0.06	(3,325,000)		0.06
Cancelled	0.09	(5,287,500)		0.16

Balance as of June 30, 2016	$0.08	75,375,248		$0.11	$3,771,601
Expired	-	-		-
Granted	0.12	20,700,000		0.12
Exercised	-	-		-
Cancelled	0.12	(8,358,334)		0.12

Balance as of June 30, 2017	$0.09	87,716,914	4.91	$0.11	$2,073,012

Vested and exercisable as of June 30, 2017	$0.08	68,620,080	4.97	$0.11	$2,330,647

Outstanding options at June 30, 2017 expire during the period January 2018 to June 2026 and have exercise prices ranging from $0.05 to $0.17.

Compensation expense associated with stock options of $835,851 and $1,566,630 for the years ended June 30, 2017 and 2016, respectively, was included in general and administrative expenses in the consolidated statements of operations. At June 30, 2017, the Company had 19,096,834 shares of non-vested stock option awards. The total cost of non-vested stock option awards which the Company had not yet recognized was $1,622,606 at June 30, 2017. Such amounts are expected to be recognized over a period of 2 years.

Restricted Stock: To encourage retention and performance, the Company granted certain employees restricted shares of common stock with a fair value per share determined in accordance with conventional valuation techniques, including but not limited to, arm’s length transactions, net book value or multiples of comparable company earnings before interest, taxes, depreciation and amortization, as applicable. Generally, the stock vests over a 3-year period. A summary of the activity of the Company’s restricted stock awards for the years ended June 30, 2017 and 2016 is presented below:

	Number of
	Nonvested,	Weighted
	Nonissued	Average
	Restricted	Grant Date
	Share Awards	Fair Value

Nonvested restricted shares outstanding at June 30, 2015	1,500,000	$0.42
Granted	250,000	0.14
Vested	(750,000)	0.33
Forfeited	-	-

Nonvested, nonissued restricted shares outstanding at June 30, 2016	1,000,000	0.42
Granted	4,500,000	0.10
Vested	(4,000,000)	0.14
Forfeited	-	-

Nonvested, nonissued restricted shares outstanding at June 30, 2017	1,500,000	$0.21

Compensation expense associated with restricted stock of $602,719 and $245,575 for the years ended June 30, 2017 and 2016, respectively, was included in general and administrative expenses in the consolidated statements of operations. The total cost of nonvested stock awards which the Company had not yet recognized was $105,222 at June 30, 2017. This amount is expected to be recognized over a period of 0.75 years.

NOTE 12 — LOSS PER SHARE

The Company follows ASC 260, “Earnings Per Share” for share-based payments that are considered to be participating securities within the definition provided by the standard. All share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”).

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended June 30,
	2017	2016
Net loss	$(7,659,853)	$(6,105,950)

Weighted average common shares outstanding:
Basic and diluted	342,688,527	318,325,221

Basic and diluted loss per share	$(0.02)	$(0.02)

For the years ended June 30, 2017 and 2016, 29,953,551 and 39,262,305 stock warrants, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

For the years ended June 30, 2017 and 2016, 87,716,914 and 75,375,248 stock options, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

NOTE 13 — REVENUE

During the years ended June 30, 2017 and 2016, the Company recognized revenue of $33,250 and 240,835, respectively.

The revenue recognized during the year ended June 30, 2017 was a result of the Company providing Quantum Dot samples to certain customers for testing and evaluation.

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

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Agreement with Rice University

On August 20, 2008, Solterra entered into a License Agreement with Rice University, which was amended and restated on September 26, 2011; also, on September 26, 2011, Solterra and QMC entered into several revised License Agreement with Rice (collectively the “Rice License Agreements”). On August 21, 2013, QMC and Solterra each entered into amended license agreements with Rice University. QMC and Solterra entered into amended license agreements with Rice University on March 15 and 22, 2017 and October 2017.

Prior to June 30, 2017, the Company and Rice agreed to amend the prior licensing agreement to provide that Solterra will pay a non-refundable minimum annual royalty of $10,000 beginning on January 1, 2019 and each year thereafter until the first sale of Rice Licensed Product, at which time Solterra shall pay to Rice a minimum annual royalty payment of $50,000,00 following the first sale of the licensed product.

Agreement with University of Arizona

The Company entered into a licensing agreement with the University of Arizona in July, 2009 and paid license fees of 5,000 and $25,000 in 2012 and 2013. Subsequently, the initial license agreement was amended several times to reflect revised terms. After several oral agreements extending the term of the license, the Company memorialized all of the prior license amendments into a revised license agreement in November, 2017 which provides for a minimum annual royalty payment of $50,000 on January 31, 2019, $125,000 on June 30, 2019, and $200,000 each June 30 every year thereafter.

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

Rental expense for the operating lease for the years ended June 30, 2017 and 2016 was $98,410 and $50,088, respectively.

NOTE 15 — CONCENTRATIONS

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

The Company has licensed certain patents from Rice University and the University of Arizona. While neither is required for the Company’s immediate business opportunities in displays and solid-state lighting, it is expected that the Company will market products utilizing these patents or otherwise derive revenue from them in the future. It may not be possible to replace this intellectual property if the Company loses its rights, and future business opportunities could be adversely affected if these rights are lost.

NOTE 16 — INCOME TAXES

The components of income tax expense/(benefit) were as follows:

Year Ended June 30,
	2017	2016
Current
Federal	$-	$-
State	-	-
	-	-

Deferred
Federal	$-	$-
State	-	-
	-	-
Income Tax Expense/(Benefit)	$-	$-

A reconciliation of the expected U.S. tax expense/(benefit) to income taxes is as follows:

	Year Ended June 30,
	2017	2016

Expected tax expense / (benefit) at U.S. statutory rate	$(2,604,350)	$(2,076,023)
Meals and entertainment	2,804	3,316
Derivatives	-	-
Beneficial conversion	93,537	174,740
Prior year NOL true-up adjustment	-	(353,215)
Stock option shortfall	-	8,900
Prior year warrant valuation adjustment	-	255,918
Change in valuation allowance	2,508,009	1,986,364
Total Income Tax Expense/(Benefit)	$-	$-

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

Components of deferred income taxes are as follows:

	June 30,
	2017	2016
Net operating losses - federal	$10,457,753	$8,688,918
Stock-based compensation	2,425,447	1,882,874
Depreciation of property, plant and equipment	(80,993)	(54,320)
Amortization of licenses and patents	6,699	4,206
Warrant Expense	(158,934)	(179,299)
Accrued Expenses	36,774	29,180
Valuation allowance	(12,686,746)	(10,371,559)
Net deferred tax assets/(liabilities)	$-	$-

As of June 30, 2017, the Company had approximately $30,758,097 in U.S. net operating loss (“NOL”) carryforwards that expire beginning in 2029. Under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules and aggregation rules which combine unrelated shareholders that do not individually own 5% or more of the corporation’s stock into one or more “public groups” that may be treated as 5-percent shareholder) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). In general, the annual use limitation equals the aggregate value of common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The Company believes there is a 382 limitation on its NOLs of $750,000 that will limit the use of its NOLs in the future. The Company has recorded a valuation allowance on the entire NOL as it believes that it is more likely than not that the deferred tax asset associated with the NOLs will not be realized regardless of whether an “ownership change” has occurred.

The Company files income tax returns in the United States and is subject to examination by income tax authorities for years 2008 to present.

NOTE 17 — SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Year Ended June 30,
	2017	2016

Cash paid for interest	$20,781	$40,447

Cash paid for income taxes	$-	$-

The following is supplemental disclosure of non-cash investing and financing activities:

	Year Ended June 30,
	2017	2016

Conversion of debentures into shares of common stock	$385,000	$-

Allocated value of common stock and warrants issued with convertible debentures	$567,123	$486,487

Stock warrants issued for conversion of accrued salaries	$-	$409,667

Prepaid expense paid in shares of common stock	$1,809,262	$61,682

Prepaid expense financed with debt	$210,000	$-

Cancellation of shares	$194	$-

Financing of prepaid insurance	$2,645	$10,093

Stock warrants issued as debt issuance costs	$-	$73,044

NOTE 18 — LITIGATION

The Company was served in Hays County, Texas in a compliant for breach of contract in February 2017. In April 2017, the Company settled this complaint for $129,000 payable over a four-month period. As of the filing date of this Form 10-K, the balance in arrears is $95,000 plus interest and other charges which has been accrued at June 30, 2017. The case was reheard in late March 2018 and a 45 day continuance was decided resulting in an April 30, 2018 rehearing.

CAUSE NUMBER 17-2033; Hays County, Texas

Two lenders, SBI Investments LLC, 2014-1, and L2 Capital, LLC, asked Quantum Materials’ transfer agent, Empire Stock Transfer, Inc., to set aside fifty-million (50,000,000) shares of stock as collateral for four loan agreements Quantum Materials had entered into in late March 2017. This joint request occurred despite the fact that or about September 30, 2017 Quantum had repaid $339,000 (plus accrued interest of $10,170) on two of the loans. Subsequently, in November, 2017, the Company also repaid $213,650 and $8,636 of accrued interest on two of the remaining loans on their due dates.

Quantum filed suit for an injunction to stop the release of the stock. The two lenders, SBI Investments LLC, 2014-1 (SBI), and L2 Capital, LLC (L2), hired the national law firm of K& L Gates to stop the injunction; problematically, this same firm had previously represented Quantum Materials. Quantum filed a motion to disqualify the law firm for that conflict, and they subsequently withdrew.

New counsel for SBI and L2, Cleveland Terrazas PLLC, brought suit against Quantum for $1.5 million on the four notes that had been repaid and were not in actual default, though SBI Investments LLC, 2014-1, and L2 Capital, LLC claimed technical defaults. The court in Hays County granted Quantum’s temporary injunction and set the full case for trial. The next day, SBI Investments LLC, 2014-1, and L2 Capital, LLC dismissed their suit against Quantum and refiled similar actions in Kansas and Florida on the notes claiming that one note was paid on a Monday when it was due on a Sunday, demanding late payment in stock (they refused cash), and another was paid on a Friday when it was due Saturday, claiming a pre-payment penalty. All three suits are related to the same transactions. The lenders claim 140% interest, attorney’s fees, 20 million shares of stock, and damages. Quantum maintains all loans have been paid timely.

The Company denies all the above mentioned allegations and will vigorously defend all claims.

CAUSE NUMBER: 17CV06093; Johnson County, Kansas

The Kansas lawsuit is based on the same nucleus of facts. The putative default is the failure to properly and timely file a Form S-1 with the SEC. Three causes of action are alleged: the first is breach of contracts regarding the Registration Rights Agreement against Quantum; the second claim is for breach of contract of the first L2 promissory note against Quantum; the final claim is for breach of contract regarding the second L2 promissory note against both Quantum and Squires, individually.

The Company denies all the above mentioned allegations and will vigorously defend all claims.

CAUSE NUMBER: 2017-025283-CA-01; Miami-Dade County, Florida

The Florida lawsuit largely mirrors the suit in Kansas; defaults are alleged as follows:

On July 6, 2017, Quantum filed a revised Form 10-Q/A report (the Report) with the SEC, restating its financial statements. In comparison to the unrestated financial statement previously filed by Quantum, the Revised Report materially and adversely affects SBI’s rights with respect to the notes. This restatement of financial statements constituted a breach of each of the notes. Furthermore, because each note contains a cross-default clause, each of Quantum’s breaches of a specific note also constituted a breach of every other note.

On July 27, 2017, Quantum’s auditor resigned, and replaced its auditor without seeking or obtaining the consent of SBI. This replacement of Quantum’s auditor constituted an alleged breach of the SBI notes. Because each note contains a cross-default clause, each of Quantum’s breaches of a specific note also constituted a breach of every other note.

The Company denies all of the above mentioned allegations and will vigorously defend all claims.

NOTE 19 — TRANSACTIONS WITH AFFILIATED PARTIES

At June 30, 2017 and 2016, the Company had accrued salaries payable to executives in the amount of $361,375 and $230,000, respectively.

During the year ended June 30, 2017, the Company issued a convertible debenture to a family member of a former key executive for proceeds of $200,000. This transaction is described in more detail in Note 6 under the heading April – June, August, October and November 2016 Convertible Debentures.

In September 2016, the Company’s former Chief Financial Officer loaned the Company $100,000 to provide short-term bridge financing. This transaction is described in more detail in Note 7 under the heading “Promissory Note”. The Company repaid the loan on October 11, 2016.

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

During the year ended June 30, 2016, the Company’s prior CFO and two of the Company’s directors invested $15,000, $10,000, and $25,000 respectively in the convertible debentures issued under the heading April – June, August, October and November 2016 Convertible Debentures as described in Note 6.

NOTE 20 — RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 21 - SUBSEQUENT EVENTS

Between July1, 2017 and April 12, 2018, the Company entered into Convertible Debenture Agreements to obtain a total of $1,237,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures have various terms maturing between May 1, 2018 and November 30, 2019. The Debentures bear interest at the rate of 8% per annum and are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date and will receive an equal number of warrants having a strike price of $0.15 per share and a term of five years. Details of each debenture are below:

On July 20, 2017, the Company entered into Convertible Debenture Agreements to obtain $100,000 in gross proceeds from non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures had an initial term of one year maturing on January 19, 2018 and bear interest at the rate of 8% per annum. This note was converted under the terms of a settlement agreement dated 20 September 2017.The maturity date was extended to May 1, 2018 in an extension agreement dated April 6, 2018. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The Debenture Holders received 250,000 common stock warrants exercisable at $0.15 per share through July 20, 2019.

On September 11, 2017, the Company entered into Convertible Debenture Agreements to obtain $150,000 in gross proceeds from non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures had an initial term of six months maturing on March 11, 2018 and bear interest at the rate of 8% per annum. The maturity date was extended to May 1, 2018 in an extension agreement dated April 6, 2018. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The Debenture Holders received 250,000 common stock warrants exercisable at $0.15 per share through September 11,2019.

On September 26, 2017, the Company entered into Convertible Promissory Note in the principal amount of $880,000 from non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). $450,000 was paid at closing. The Debentures has a maturity date of on April 26, 2018 and bear interest at the rate of 8% per annum. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The Debenture Holders received 250,000 common stock warrants exercisable at $0.15 per share through September 11,2019. On November 2, 2017 an additional $225,000 was advanced under this note.

On November 13, 2017, the Company entered into Convertible Debenture Agreements to obtain $27,000 in gross proceeds from non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures had an initial term of two years maturing on November 13, 2019 and bear interest at the rate of 8% per annum. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The Debenture Holders received 112,482 common stock warrants exercisable at $0.15 per share through November 13, 2022.

On November 7, 2017, the Company entered into Convertible Debenture Agreements to obtain 100,000 in gross proceeds from non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures had an initial term of two years maturing on November 7, 2019 and bear interest at the rate of 8% per annum. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The Debenture Holders received 416,600 common stock warrants exercisable at $0.15 per share through November 7, 2022.

On December 27, 2017, the Company entered into Convertible Debenture Agreements to obtain $75,000 in gross proceeds from non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures had an initial term of six months maturing on June 30, 2018 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The Debenture Holders received 250,000 common stock warrants exercisable at $0.15 per share through December 27,2019.

On February 8,2018, the Company entered into Convertible Debenture Agreements to obtain $45,000 in gross proceeds from non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures had an initial term of six months maturing on August 8, 2018 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The Debenture Holders received 500,000 common stock warrants exercisable at $0.15 per share through February 8, 2020.

On March 6,2018, the Company entered into Convertible Debenture Agreements to obtain $30,000 in gross proceeds from non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures had an initial term of six months maturing on September 6, 2018 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The Debenture Holders received 500,000 common stock warrants exercisable at $0.15 per share through March 6, 2020.

On March 23,2018, the Company entered into Convertible Debenture Agreements to obtain $35,000 in gross proceeds from non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures had an initial term of six months maturing on September 23, 2018 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The Debenture Holders received 500,000 common stock warrants exercisable at $0.15 per share through March 23, 2020.

The Company repaid $237,300 in principal plus interest to L2 Capital LLC and $101,700 plus interest to SBI Investments LLC on September 30, 2017, and $149,555 plus interest to L2 Capital LLC and $64,095 plus interest to SBI Investments LLC on November 3, 2017, respectively.

See “Note 18” regarding pending litigation.

(b) Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end
For the year ended	of period	expenses	accounts	Deductions	of period

June 30, 2016
Valuation allowance on deferred tax assets	$8,385,195	$1,897,967	$88,397	$-	$10,371,559

June 30, 2017
Valuation allowance on deferred tax assets	$10,371,559	$2,276,375	$-	$-	$12,647,934

All other financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

