Form 10-Q
period 2017-09-30
QUANTUM MATERIALS CORP.
filed 2018-08-13
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of August 8, 2018, there were 450,699,763 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2017	2017
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$160,127	$52,611
Prepaid expenses and other current assets	678,762	1,254,923
TOTAL CURRENT ASSETS	838,889	1,307,534

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $271,341 and $246,491	698,386	723,236

LICENSES AND PATENTS, net of accumulated amortization of $123,441 and $113,804	69,302	78,939

LONG TERM PORTION OF PREPAID EXPENSES	257,785	-

TOTAL ASSETS	$1,864,362	$2,109,709

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,793,044	$1,809,456
Accrued salaries	514,275	361,375
Notes payable, net of unamortized discount	12,682	62,738
Short term derivative liability	424,260	-
Current portion of convertible debentures, net of unamortized discount	2,669,228	2,511,829
TOTAL CURRENT LIABILITIES	5,413,489	4,745,398

CONVERTIBLE DEBENTURES, net of current portion, unamortized discount and debt issuance costs	236,301	559,283

TOTAL LIABILITIES	5,649,790	5,304,681

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, authorized 750,000,000 shares, 377,218,986 and 367,955,585 issued and outstanding at September 30, 2017 and June 30, 2017, respectively	377,219	367,955
Common stock issuable	572,584	-
Additional paid-in capital	35,734,970	33,880,177
Accumulated deficit	(40,470,201)	(37,443,104)
TOTAL STOCKHOLDERS’ DEFICIT	(3,785,428)	(3,194,972)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,864,362	$2,109,709

See accompanying notes to these condensed consolidated financial statements.

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2017	2016
	(unaudited)

REVENUES	$11,870	$5,000

OPERATING EXPENSES
General and administrative	1,267,453	1,187,801
Research and development	77,942	145,459
TOTAL OPERATING EXPENSES	1,345,395	1,333,260

LOSS FROM OPERATIONS	(1,333,525)	(1,328,260)

OTHER EXPENSE (INCOME)
Beneficial conversion expense	752,426	69,917
Interest expense, net	700,693	65,165
Change in value of derivative liability	(90,709)	-
Accretion of debt discount	331,162	113,288
TOTAL OTHER EXPENSE	1,693,572	248,370

NET LOSS	$(3,027,097)	$(1,576,630)

LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	375,593,837	325,030,637

See accompanying notes to these condensed consolidated financial statements.

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2017	2016
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,027,097)	$(1,576,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	34,487	32,652
Amortization of debt issuance costs, and debt discount	460,457	15,509
Stock-based compensation	257,673	225,122
Stock issued for services	504,648	5,464
Stock issued for interest	18,608	-
Beneficial conversion feature	752,426	69,917
Change in fair value of derivative liability	(90,709)	-
Accretion of debt discount and warrant expense	331,162	113,288
Deemed interest on debenture extinguishment	118,000	-
Effects of changes in operating assets and liabilities:
Accounts receivable	-	8,835
Prepaid expenses and other current assets	146,729	41,625
Accounts payable and accrued expenses	148,488	435,523
Deferred revenue	-	7,500
NET CASH USED IN OPERATING ACTIVITIES	(345,128)	(621,195)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(19,096)
NET CASH USED IN INVESTING ACTIVITIES	-	(19,096)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	40,000	-
Proceeds from issuance of convertible debentures / promissory note	700,000	300,000
Proceeds from issuance of note payable	-	100,000
Principal payments on note payable	(50,056)	-
Principal payments on long-term debt	(237,300)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	452,644	400,000

NET INCREASE (DECREASE) IN CASH	107,516	(240,291)

CASH AND CASH EQUIVALENTS, beginning of period	52,611	266,985

CASH AND CASH EQUIVALENTS, end of period	$160,127	$26,694

See accompanying notes to these condensed consolidated financial statements.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

General

The accompanying condensed consolidated financial statements include the accounts of Quantum Materials Corp. and its wholly owned subsidiary, Solterra Renewable Technologies, Inc. (collectively referred to as the “Company”).

The condensed consolidated financial statements of the Company as of and for the three months ended September 30, 2017 are unaudited and have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2017. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. In the opinion of management, the accompanying unaudited financial information includes all adjustments necessary for a fair presentation of the interim financial information. Operating results for the interim periods are not necessarily indicative of the results of any subsequent periods. Certain information in the footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted for the interim periods presented under the United States Securities and Exchange Commission (“SEC”) rules and regulations. As such, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

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

Going Concern

The Company recorded losses from continuing operations in the current period presented and has a history of losses. As of September 30, 2017, the Company had a working capital deficit of $4,574,600 and net cash used in operating activities was $(345,128) for the three months ended September 30, 2017. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, obtain revenues from operations, raise additional capital, and/or obtain debt financing.

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

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11—Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480), and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 eliminates the requirement that a down round feature precludes equity classification when assessing whether an instrument is indexed to an entity’s own stock. A freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The Company elected to adopt ASU 2017-11 early, effective July 1, 2017, and implemented the pronouncement retrospectively with a cumulative effect adjustment to outstanding financial instruments. The adoption of this guidance did not have an impact on its financial statements. In the first quarter of fiscal year 2018, the Company had a triggering event related to a down round feature which resulted in recording a charge for beneficial conversion expense of $530,000 during the three months ended September 30, 2017.

In March 2016, the FASB issued ASU guidance related to stock-based compensation.  The new guidance simplifies the accounting for stock-based compensation transactions, including income tax consequences, statement of cash flows presentation, estimating forfeitures when calculating compensation expense, and classification of awards as either equity or liabilities.

The new standard requires all excess tax benefits and tax deficiencies to be recognized as income tax benefit (expense) in the income statement.  The new guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than a financing activity and requires presentation of cash paid to a tax authority when shares are withheld to satisfy the employer’s statutory income tax withholding obligation as a financing activity.  The new guidance also provides for an election to account for forfeitures of stock-based compensation.

The Company adopted the guidance effective July 1, 2017.  With respect to the forfeiture election, the Company will continue its current practice of estimating forfeitures when calculating compensation expense.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related disclosures.

Pronouncements Yet To Be Adopted

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. We will continue to evaluate this area and expect to finalize our conclusions by the first quarter of fiscal 2019.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2017	June 30, 2017
	(unaudited)

Furniture and fixtures	$1,625	$1,625
Computers and software	11,447	11,447
Machinery and equipment	956,655	956,655
	969,727	969,727
Less: accumulated depreciation	271,341	246,491

Total property and equipment, net	$698,386	$723,236

Depreciation expense for the three months ended September 30, 2017 and 2016 was $24,850 and $23,015 respectively.

NOTE 3 – LICENSES AND PATENTS

Licenses and patents consisted of the following:

	September 30, 2017	June 30, 2017
	(unaudited)

William Marsh Rice University	$40,000	$40,000
University of Arizona	15,000	15,000
Bayer acquired patents	137,743	137,743
	192,743	192,743
Less: accumulated amortization	123,441	113,804

Total licenses and patents, net	$69,302	$78,939

Amortization expense for the three months ended September 30, 2017 and 2016 was $9,637 and $9,637, respectively.

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

Level 3 – Valuations based on unobservable inputs reflecting management’s assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

As of September 30, and June 30, 2017, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. As of September 30, and June 30, 2017, the Company held no investments. The Company hired an independent resource to value its derivative liability as follows:

Fair Value Table	Balance at September 30, 2017	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative Liability	$424,260	$-	$-	$424,260
Convertible debentures	2,905,529	-	2,905,529	-
	$3,329,789	$-	$2,905,529	$424,260

Level Three Roll-forward	Derivative Liability	Total
Balance June 30, 2017	$-	$-
Fair value of derivative liability reclassified from equity	514,969	514,969
Change in fair value	(90,709)	(90,709)
Balance September 30, 2017	$424,260	$424,260

The carrying amounts of cash and cash equivalents, accounts payable and current debt approximate their fair value due to the short maturity of those instruments.

Convertible Debentures

The Company measured the estimated fair value of the convertible debentures using significant other observable inputs, representative of a Level 2 fair value measurement, including the interest and conversion rates for the instruments. The following table sets forth the fair value of the Company’s convertible debentures as of September 30, 2017, and June 30, 2017:

	September 30, 2017		June 30, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Convertible debentures issued in September 2014	$25,050	$25,663	$25,050	$24,721
Convertible debentures issued in January 2015	$500,000	$666,667	$500,000	$916,667
Convertible debentures issued in April - June 2016	$1,330,000	$1,326,096	$1,330,000	$1,277,403
Convertible debenture issued in August 2016	$200,000	$205,356	$200,000	$197,815
Convertible debenture issued in November 2016	$-	$-	$200,000	$191,795
Convertible debentures issued in January - March 2017	$260,000	$249,894	$260,000	$240,718
Convertible debenture issued in February 2017	$-	$-	$100,000	$103,992
Convertible debenture issued in March 2017	$-	$-	$150,000	$152,352
Convertible promissory notes issued in March 2017	$324,050	$339,543	$541,850	$549,466
Convertible promissory notes issued in May 2017	$213,650	$223,360	$213,650	$215,158
Convertible debenture issued in June 2017	$100,000	$104,671	$100,000	$100,827
Convertible debenture issued in July 2017	$100,000	$103,234	$-	$-
Convertible debenture issued in September 2017	$150,000	$151,672	$-	$-
Convertible debenture issued in September 2017	$495,000	$491,243	$-	$-

The Company is not a party to any hedge arrangements or commodity swap agreements.

NOTE 5 – CONVERTIBLE DEBENTURES

The following table sets forth activity associated with the convertible debentures:

	September 30,	June 30,
	2017	2017
Convertible debentures issued in September 2014	$25,050	$25,050
Convertible debentures issued in January 2015	500,000	500,000
Convertible debentures issued in April - June 2016	1,330,000	1,330,000
Convertible debenture issued in August 2016	200,000	200,000
Convertible debenture issued in November 2016	-	200,000
Convertible debentures issued in January - March 2017	260,000	260,000
Convertible debenture issued in February 2017	-	100,000
Convertible debenture issued in March 2017	-	150,000
Convertible promissory notes issued in March 2017	304,050	541,850
Convertible promissory notes issued in May 2017	233,650	233,650
Convertible debenture issued in June 2017	100,000	100,000
Convertible debenture issued in July 2017	100,000	-
Convertible debenture issued in September 2017	645,000	-
	3,697,750	3,640,550

Less: unamortized discount	757,608	490,448
Less: debt issuance costs	34,613	78,990
	2,905,529	3,071,112
Less: current portion	2,669,228	2,511,829

Total convertible debentures, net of current portion	$236,301	$559,283

The Company adopted ASU 2017-11—Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests. ASU 2017-11 eliminates the requirement that a down round feature precludes equity classification when assessing whether an instrument is indexed to an entity’s own stock. A freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The Company implemented ASU 2017-11 retrospectively with a cumulative effect adjustment to outstanding financial instruments, which was $0 for the implementation period, three months ending September 30, 2017. A triggering event occurred in the three months ended September 30, 2017, increasing beneficial conversion expense in the amount of $530,000.

September 2014 Convertible Debenture

Between September 16, 2014 and October 28, 2014, the Company entered into Convertible Debenture Agreements to obtain a total of $500,050 in gross proceeds from five non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures have terms of five years maturing between September 16, 2019 and October 30, 2019. The Debentures bear interest at the rate of 6% per annum and are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.15 per share at any date and will receive an equal number of warrants having a strike price of $0.30 per share and a term of five years. A total of $475,000 of the Debentures were converted into common shares in 2016.

Interest expense for the three months ended September 30, 2017 and 2016 was $384 and $384, respectively

As of September 30, and June 30, 2017, $25,025 of principal was outstanding.

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $348,105, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the three months ended September 30, 2017 and 2016 of $0 and $45,689, respectively. Interest expense for the three months ended September 30, 2017 and 2016 was $10,082and $10,082, respectively.

As of September 30, and June 30, 2017, $500,000 of principal was outstanding.

April – June, August, October and November 2016 Convertible Debentures

During the fourth quarter of the year ended June 30, 2017, the Company sold 1,565 Units for total proceeds of $1,565,000 from three affiliated and fourteen non-affiliated parties. In August 2016 the Company sold 200 additional Units for total proceeds of $200,000 and sold $50,000 in proceeds in October 2016. Each Unit consists of a $1,000 Unsecured Convertible Promissory Note (each, a “Note”) and a warrant to purchase 4,166 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a purchase price of $0.15 per share (each, a “Warrant”) over a period of five years. The Notes which were issued at face value have a maturity of two years from the date of issuance, bear interest at the rate of 8% per annum and are convertible into unregistered and restricted shares of Common Stock at $0.12 per-share, subject to normal and customary adjustments including (a) any subdivisions, combinations and classifications of the Common Stock; or (b) any payment, issuance or distribution by the Company to its stockholders of (i) a stock dividend, (ii) debt securities of the Company, or (iii) assets (other than cash dividends payable out of earnings or surplus in the ordinary course of business). The conversion price also is subject to a full ratchet adjustment upon the Company’s issuance of Common Stock, warrants, or rights to purchase Common Stock or securities convertible into Common Stock for a consideration per share which is less than the then applicable conversion price of the Notes excluding Common Stock and options issued to officers, directors, and employees of the Company, except for the exercise or conversion of existing convertible securities of the Company.

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $609,595, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the three months ended September 30, 2017, and 2016, of $96,331 and $62,104, respectively.

The Company recognized a beneficial conversion expense for the three months ended September 30, 2017, and 2016, of $0 and $40,394, respectively.

Interest expense for the three months ended September 30, 2017, and 2016, of $31,444 and $33,685, respectively.

During the year ended June 30, 2017, $285,000 of principal was converted into 2,375,000 shares of common stock. An additional $200,000 was converted into 1,666,667 shares during the first quarter of 2018. As of September 30, and June 30, 2017, $1,530,000 and $1,730,000 of principal was outstanding, respectively. As of the date of this report, maturities totaling $825,000 of principal have been extended for one year until March and April of 2019.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the common stock and warrants to the proceeds received in the amount of $29,522, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2017 and 2016 of $0 and $3,605, respectively.

The Company recognized a beneficial conversion expense for the three months ended September 30, 2017 and 2016 of $0 and $29,523, respectively. Interest expense for the three months ended September 30, 2017 and 2016 of $0 and $5,378, respectively.

As of September 30, and June 30, 2017, $0 of principal was outstanding.

January-March 2017 Convertible Debentures

During the third quarter of the year ended June 30, 2017, the Company sold 260 Units for total proceeds of $260,000 from five non-affiliated parties. Each Unit consists of a $1,000 Unsecured Convertible Promissory Note (each, a “Note”) and a warrant to purchase 4,166 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a purchase price of $0.15 per share (each, a “Warrant”) over a period of five years. The Notes which were issued at face value have a maturity of two years from the date of issuance, bear interest at the rate of 8% per annum and are convertible into unregistered and restricted shares of Common Stock at $0.12 per-share, subject to normal and customary adjustments including (a) any subdivisions, combinations and classifications of the Common Stock; or (b) any payment, issuance or distribution by the Company to its stockholders of (i) a stock dividend, (ii) debt securities of the Company, or (iii) assets (other than cash dividends payable out of earnings or surplus in the ordinary course of business). The conversion price also is subject to a full ratchet adjustment upon the Company’s issuance of Common Stock, warrants, or rights to purchase Common Stock or securities convertible into Common Stock for a consideration per share which is less than the then applicable conversion price of the Notes excluding Common Stock and options issued to officers, directors, and employees of the Company, except for the exercise or conversion of existing convertible securities of the Company. In evaluating the accounting treatment of this anti-dilution feature, the Company believes that is has control over whether or not the anti-dilution feature will be exercised. The Company is able to decide on which type of financing is raised, and thus the Company can prevent the issuance of shares at a price below the anti-dilution strike price. The number of Warrants and exercise price is proportionately adjustable for events including subdivisions, combinations or consolidations, reclassifications, exchanges, mergers, and reorganizations.

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $73,250, recorded as debt discount and is amortized using the effective interest rate method over the life of the loans, two years. The Company recognized accretion of debt discount expense for the three months ended September 30, 2017 and 2016 of $8,864 and $0.0, respectively.

Interest expense for the three months ended September 30, 2017 and 2016 of $5,243 and $0, respectively.

As of September 30, and June 30, 2017, $260,000 of principal was outstanding.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the common stock and warrants to the proceeds received in the amount of $24,733, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2017 and 2016 of $9,012 and $0, respectively.

There was no interest expense recorded for the three months ended June 30, 2017 and 2016.

As of September 30, and June 30, 2017, $0 and $100,000 of principal was outstanding, respectively. In August 2017, the Note Holder converted $100,000 of principal and $8,000 of accrued interest into 833,333 and 66,667 shares of common stock, respectively.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $77,248, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2017 and 2016 of $29,255 and $0, respectively.

The Company did not recognize an interest expense or a beneficial conversion expense for the three months ended September 30, 2017 and 2016. In September 2017 the debenture was converted in full to common stock and there is no remaining balance. At September 30 and June 30, 2017, the principal balance remaining on this note was $0 and $150,000, respectively. The Company recognized 3.5 million common shares issuable and $118.000 of imputed interest expense during September 2017 as a result of this debt settlement.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $86,673, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company also recorded original issue discount (“OID”) of $31,850 as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized accretion of debt discount expense for the three months ended September 3, 2017 and 2016 of $43,661 and $0, respectively.

Interest expense on the promissory notes for the three months ended September 30, 2017 and 2016 of $8,364 and $0, respectively. As of September 30, 2017, the Company had a derivative liability of $307,301, unamortized discount of $69,333, and recognized interest expense of $340,476, and a change in derivative liability benefit of $65,703. As of June 30, 2017, $541,850 of principal was outstanding. As of September 30, 2017, $324,050 of principal was outstanding. On October 2, 2017 the Company paid $339,000 and the remaining balance was paid on November 3, 2017.

In March 2017, the Company entered into an equity purchase agreement (“Eloc”) with SBI and L2 Capital, allowing them to purchase up to $5,000,000 of the Company’s common stock. As consideration for SBI and L2 Capital, the Company agreed to pay SBI and L2 Capital commitment fees of $63,000 and $147,000, respectively. These commitment fees were issued in the form of promissory notes, which bear interest at 8% per annum and have mature nine months from the date of issuance. Interest expense on the commitment fees for three months ended September 30, 2017 and 2016 of $4,293 and $0, respectively. The promissory notes are convertible into unregistered and restricted shares of Common Stock only if there is an Event of Default as defined in the notes.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $71,795, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company also recorded original issue discount (“OID”) of $13,650 as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2017 and 2016 of $35,986 and $0, respectively. As of September 30, 2017, the Company had a derivative liability of $116,959, unamortized discount of $21,671, and recognized interest expense of $95,605, and a change in derivative liability benefit of $25,006.

No interest expense was recorded for the three months ended September 30, 2017 and 2016. As of September 30, and June 30, 2017, $213,650 of principal was outstanding. In October 2017 the Company paid a total of $213,650 leaving a $0 balance on this loan as of the date of this report.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $54,340, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2017 and 2016 of $27,079 and $0, respectively. As of September 30, and June 30, 2017, $100,000 of principal was outstanding. In April 2018 the maturity date was extended to May 24, 2018.

July 2017 Convertible Debenture

In July 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $150,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $150,000. The Note Holder received 1,000,000 shares of common stock and 250,000 common stock warrants exercisable at $0.12 per share through September 11, 2000. The promissory note has a term of six months maturing on December 16, 2017 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The Maturity date of the Note was extended to May24, 2018 in an extension agreement dated April 6, 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,010 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized a fair value of the common shares issued at $100,000. The Company recorded a debenture discount of $54,340 and a beneficial conversion expense of $45,660. The Company recognized accretion of debt discount expense for the three months ended September 30, 2017 and 2016 of $21,300 and $0, respectively. As of September 30, and July 30, 2017, $100,000 and $0 of principal was outstanding. In April 2018 the maturity date was extended to May 24, 2018.

The Company recognized a beneficial conversion expense for the three months ended September 30, 2017 and 2016 of $45,544 and $0, respectively. Interest expense for the three months ended September 30, 2017 and 2016 of $8,000 and $0, respectively.

September 2017 Convertible Debenture

In September 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $150,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $150,000. The Note Holder received 1,650,000 shares of common stock and 375,000 common stock warrants exercisable at $0.12 per share through September 11, 2020. The promissory note has a term of six months maturing on March 26, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The Maturity date of the Note was extended to May 24, 2018 in an extension agreement dated April 6, 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,420 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized a fair value of the common shares issued at $165,000. The Company recorded a debenture discount of $82,720 and a beneficial conversion expense of $45,219. The Company recognized accretion of debt discount expense for the three months ended September 30, 2017 and 2016 of $8,587 and $0, respectively. As of September 30, 2017, $150,000 of principal was outstanding. In April 2018 the maturity date was extended to May 24, 2018.

The Company recognized a beneficial conversion expense for the three months ended September 30, 2017 and 2016 of $45,219 and $0, respectively. Interest expense for the three months ended September 30, 2017 and 2016 of $12,000 and $0, respectively.

September 2017 Convertible Debenture

In September 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $450,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $880,000. The Note Holder received 10,000,000 shares of common stock and 2,000,000 common stock warrants exercisable at $0.12 per share through September 11, 2000. The promissory note has a term of seven months maturing on April 26, 2018 and stipulates a interest charge of eight percent (8%) shall be applied to the principal. The Maturity date of the Note was extended to May 24, 2018 in an extension agreement dated April 26, 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $318,337 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, seven months. The Company also recorded original issue discount (“OID”) of $45,000 as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized a fair value of the common shares issued at $1,000,000. The Company recorded a debenture discount of $318,337 and a beneficial conversion expense of $131,663. The Company recognized accretion of debt discount expense for the six months ended December 31, 2017 and 2016 of $142,198 and $0, respectively. As of December 31, 2017, $450,000 of principal was outstanding. In April 2018 the maturity date was extended to May 24, 2018.

The Company recognized a beneficial conversion expense for the six months ended December 31, 2017 and 2016 of $131,633 and $0, respectively. Interest expense for the six months ended December 31, 2017 and 2016 of $36,000 and $0, respectively.

During November 2017, the principal of this note was increased by $225,000 to a total outstanding of $675,000 which resulted in an additional $2,959 of interest expense during the six months ended December 31, 2017.

Debt Issuance Costs

The costs related to the issuance of debt are presented on the balance sheet as a direct deduction from the related debt and amortized to interest expense using the effective interest method over the maturity period of the related debt. Amortization expense for the three months ended September 30, 2017 and 2016 was $24,376 and $15,509 respectively.

NOTE 6 – NOTES PAYABLE

Promissory Note

In June 2017, the Company issued a promissory note secured by the Company’s CEO for $50,000 with interest of $5,000 due on repayment of the loan. Interest expense for the three months ended September 30, 2017 and 2016 was $5,000 and $0, respectively. During the period ended September 30, 2017, the Company made payment of $40,000 to the principal. As of September 30, and June 30, 2017, $10,000 and $50,000, of principal was outstanding, respectively. As of the date of this report, the balance was paid in full.

In September 2016, the Company issued an unsecured promissory note for proceeds of $100,000. The note bears 0% interest and the Company issued 416,667 common stock warrants exercisable at $0.15 per share through September 29, 2021. The note was due October 13, 2016 and was repaid on October 11, 2016. In accounting for the promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $26,454, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, fourteen days. As of September 30, and June 30, 2017, $0 of principal was outstanding.

Note Payable – Insurance

In May 2017, to finance an insurance premium, the Company issued a negotiable promissory note for $17,374 at an interest rate of 6.89% per annum. The note was due in November 2017 and the outstanding balance was $12,738 at September 30 and June 30, 2017. Interest expense for the three months ended September 30, 2017 and 2016 was $115 and $0, respectively. The Note was paid in full in November 2017.

NOTE 7 – EQUITY TRANSACTIONS

Common Stock

During the three months ended September 30, 2017, the Company issued 3,500,000 shares for $333,001 in consulting services.

During the three months ended September 30, 2017, the Company issued 155,068 shares of common stock at the fair market value of $16,608 for payment of debenture interest.

During the three months ended September 30, 2017, the Company issued 2,500,000 shares of common stock at the fair market value of $300,000 as a result of debenture conversions.

During the three months ended September 30, 2017, the Company issued 2,650,000 shares in connection with the issuance of the convertible debenture notes with a fair market value of $454,933.

During the three months ended September 30, 2017, the Company issued 458,333 shares in exchange for cash with a value of $40,000.

Common Stock Issuable

During the three months ended September 30, 2017, the company owed a total of 13,500,000 shares of common stock to a lender. 3,500,000 shares were in exchange for extinguishment of a $150,000 debenture, and 10,000,000 shares was in relation to a new debenture borrowing of $450,000. The shares are anticipated to be issued after fiscal year end June 30, 2018. The shares are included in the weighted average shares outstanding for purposes of calculation earning per share for the quarter.

Stock Warrants

A summary of activity of the Company’s stock warrants for the three months ended September 30, 2017 is presented below:

			Weighted
	Weighted		Average	Weighted
	Average		Remaining	Average
	Exercise	Number of	Contractual	Grant Date
	Price	Warrants	Term in Years	Fair Value

Balance as of June 30, 2017	$0.13	29,953,551		$0.14
Expired	-	-		-
Granted	0.12	2,625,000		0.08
Exercised	-	-		-
Cancelled	-	-		-

Balance as of September 30, 2017	$0.13	32,578,551	3.04	$0.14

Vested and exercisable as of September 30, 2017	$0.13	32,578,551	3.04	$0.14

Outstanding warrants at September 30, 2017 expire during the period October 2017 to May 2022 and have exercise prices ranging from $0.06 to $0.30.

NOTE 8 – STOCK-BASED COMPENSATION

The Company follows FASB Accounting Standards Codification (“ASC”) 718 “Compensation — Stock Compensation” for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In October 2009 the Board of Directors authorized the approval of a stock option plan covering 7,500,000 shares of common stock, which was increased to 10,000,000 shares in December 2009 and approved by stockholders in January 2010. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of September 30, 2017, 9,200,000 options have been granted, with terms ranging from five to ten years, and 800,000 have been cancelled leaving a balance of 8,400,000 outstanding.

In March 2012, 3,500,000 stock options, with a term of five years, were granted outside of a stock option plan. In March 2017, the term of these options was extended for an additional five years.

In January 2013 the Board of Directors authorized the approval of a stock option plan covering 20,000,000 shares of common stock, which was increased to 60,000,000 shares in March 2013 and approved by stockholders in March 2013. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of September 30, 2017, 60,150,248 options have been granted, with terms ranging from five to ten years, 3,325,000 have been exercised and 3,283,334 have been cancelled, and 53,641,914 remain outstanding.

On February 17, 2016, the Shareholders approved the 2015 Employee Benefit and Consulting Services Compensation Plan covering 15,000,000 shares. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of September 30, 2017, 2,500,000 options have been granted with a term of five years, and 1,625,000 have been cancelled leaving a balance outstanding of 875,000 options.

In June 2016, 6,000,000 stock options, with a term of ten years, were granted outside of a stock option plan, and 3,000,000 shares were cancelled.

In the quarter ended September 30, 2017 no options were canceled or expired.

Incentive Stock Options: The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes-Merton valuation model. The volatility is based on expected volatility over the expected life of thirty-six to sixty months. Compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the Company has reduced the cost for estimated forfeitures based on historical forfeiture rates, which were between 14% and 17% during the three months ended September 30, 2017. As the Company has not historically declared dividends, the dividend yield used in the calculation is zero. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton model.

The following assumptions were used for the periods indicated:

	Three Months Ended
	September 30,
	2017	2016

Expected volatility	136.25%	141.15%
Expected dividend yield	-	-
Risk-free interest rates	1.62%	1.20%
Expected term (in years)	5.0	5.0

The computation of expected volatility during the three months ended September 30, 2017 and 2016 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

A summary of the activity of the Company’s stock options for the three months ended September 30, 2017 is presented below:

Weighted
			Average	Weighted
	Weighted		Remaining	Average
	Average	Number of	Contractual	Optioned	Aggregate
	Exercise	Optioned	Term in	Grant Date	Intrinsic
	Price	Shares	Years	Fair Value	Value

Balance as of June 30, 2017	$0.09	87,716,914		$0.11	$2,073,012
Expired	-	-		-
Granted	-	-		-
Exercised	-	-		-
Cancelled	-	-		-

Balance as of September 30, 2017	$0.09	87,716,914	4.65	$0.11	$(558,495)

Vested and exercisable as of September 30, 2017	$0.08	73,858,830	4.65	$0.11	$62,495

Outstanding options at September 30, 2017, expire during the period January 2018 to June 2026 and have exercise prices ranging from $0.05 to $0.17.

Compensation expense associated with stock options for the three months ended September 30, 2017and 2016 was $207,451 and $172,190 respectively, and was included in general and administrative expenses in the consolidated statements of operations.

At September 30, 2017, the Company had 13,858,084 shares of nonvested stock option awards. The total cost of nonvested stock option awards which the Company had not yet recognized was $1,355,253 at September 30, 2017. Such amounts are expected to be recognized over a period of 2 years.

Restricted Stock: To encourage retention and performance, the Company granted certain employees restricted shares of common stock with a fair value per share determined in accordance with conventional valuation techniques, including but not limited to, arm’s length transactions, net book value or multiples of comparable company earnings before interest, taxes, depreciation and amortization, as applicable. Generally, the stock vests over a 3-year period. A summary of the activity of the Company’s restricted stock awards for the three months ended September 30, 2017 is presented below:

	Number of
	Nonvested,	Weighted
	Nonissued	Average
	Restricted	Grant Date
	Share Awards	Fair Value

Nonvested, nonissued restricted shares outstanding at June 30, 2017	1,500,000	0.21
Granted	-	-
Vested	(500,000)	0.42
Forfeited	-	-

Nonvested, nonissued restricted shares outstanding at September 30, 2017	1,000,000	$0.10

Compensation expense associated with restricted stock for the three months ended September 30, 2017, and 2016, was $50,222 and $52,932, respectively, and was included in general and administrative expenses in the consolidated statements of operations. The total cost of nonvested stock awards which the Company had not yet recognized was $60,114 at September 30, 2017. This amount is expected to be recognized over a period of 0.5 years.

Agreements with Officers and Employees: In June 2016, the Company’s officers and certain employees owning options to purchase 57,670,933 shares of the Company’s common stock entered into an agreement with the Company that such persons cannot exercise their options and the Company does not have to reserve for the issuance of shares of common stock underlying their options until the earlier of June 30, 2017 or the Company having unreserved shares sufficient for all outstanding options to be exercised. On May 1, 2017, the Company’s shareholders approved an increase in the number of authorized common shares to 750,000,000. As a result of this increase all 57,670,933 options were exercisable as of May 1, 2017.

NOTE 9 – LOSS PER SHARE

The Company follows ASC 260, “Earnings Per Share”, for share-based payments that are considered to be participating securities within the definition provided by the standard. All share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”). Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which is comprised of options granted, warrants, issued and convertible debt. As of September 30, 2017, the Company had no potentially dilutive shares.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	September 30,
	2017	2016
	(unaudited)
Net loss	$(3,027,097)	$(1,576,630)
Weighted average common shares outstanding:
Basic and diluted	375,593,837	325,030,637
Basic and diluted loss per share	$(0.01)	$(0.00)

NOTE 10- REVENUE

During the three months ending September 30, 2017, the Company recognized revenues of $11,870 compared with revenues of $5,000 recognized during the quarter ended September 30, 2016. For the three months ended September 30, 2017, the Company recognized revenues of $11,870 from merchandise samples compared with revenues of $5,000 from recognized in the comparable period of 2016.

The Company has expended $77,942 during the three months ending September 30, 2017 to complete the development of its patented quantum dots. In future quarters, it is expected that revenues will be earned as product is shipped.

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

We have a verbal agreement with Rice University to modify the minimum royalty due dates that will result in Quantum Materials Corp being in full compliance with the agreements at September 30, 2017 and we anticipate this will be memorialized in writing by June 1, 2017. The modification to the license agreements for both Quantum Materials and Solterra specifically adjusts dates for annual minimum royalty obligations to coincide in timing with expected commercial sales of tetrapod quantum dots. The Annual Minimum Royalties will commence in 2019 but we expect a clause for a yearly maintenance fee (approximately $20,000 per year starting in January 2018) that would delay the annual royalties until commercial sales occur.

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

Agreement with University of Arizona

Solterra entered into an exclusive Patent License Agreement with the University of Arizona (“UA”) in July 2009. On March 3, 2017, Solterra entered into an amended license agreement with UA. Pursuant to UA License Agreement, as amended, Solterra is obligated to pay minimum annual royalties of $50,000 by June 30, 2107, $125,000 by September 15, 2017 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the consumer price index. Such minimum royalty payments shall be credited against royalties due in each respective royalty year, July 1 to June 30, following the due date. Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. The UA License Agreements and subsequent amendments have been filed on Form 8-K and are incorporated by reference herein. The Company is in the process of renegotiating the minimum royalty commitments and while oral modifications have been agreed to a final amendment has not been finalized. As of September 30, 2017, no royalties have been accrued for this obligation.

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

NOTE 12 — LITIGATION

The Company was served in Hays County, Texas in a complaint for breach of contract in February 2017. In April 2017, the Company settled this complaint for $129,000 payable over a four-month period. As of the filing date of this Form 10-Q, the balance in arrears is $95,000 plus interest and other charges which has been accrued at June 30, 2017. The Company repaid $237,300 in principal plus interest to L2 Capital LLC and $101,700 plus interest to SBI Investments LLC on September 30, 2017, and $149,555 plus interest to L2 Capital LLC and $64,095 plus interest to SBI Investments LLC on November 3, 2017, respectively.

CAUSE NUMBER 17-2033; Hays County, Texas

Two lenders, SBI Investments LLC, 2014-1, and L2 Capital, LLC, asked Quantum Materials’ transfer agent, Empire Stock Transfer, Inc., to set aside fifty-million (50,000,000) shares of stock as collateral for four loan agreements Quantum Materials had entered into in late March 2017. This joint request occurred despite the fact that or about September 30, 2017 Quantum had repaid $339,000 (plus accrued interest of $10,170) on two of the loans. Subsequently, in November 2017, the Company also repaid $213,650 and $8,636 of accrued interest on two of the remaining loans on their due dates.

Quantum filed suit for an injunction to stop the release of the stock. The two lenders, SBI Investments LLC, 2014-1 (SBI), and L2 Capital, LLC (L2), hired the national law firm of K&L Gates to stop the injunction; problematically, this same firm had previously represented Quantum Materials. Quantum filed a motion to disqualify the law firm for that conflict, and they subsequently withdrew.

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

The Company denies all the above-mentioned allegations and will vigorously defend all claims.

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

The Company denies all the above-mentioned allegations and will vigorously defend all claims.

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

The Company denies all of the above-mentioned allegations and will vigorously defend all claims.

The case was reheard in late March 2018 and a 45-day continuance was decided resulting in an April 30, 2018 rehearing. After a day of litigation in San Marcos, QTMM’s motion to enjoin L2 and SBI and prevent them from obtaining stock before a full trial on the merits was granted on October 27, 2017, by Judge Gary Steel. L2 and SBI objected to the injunction and appealed to the Third Court of Appeals in Austin, TX. On March 8, 2018, in a unanimous opinion, the Third Court of Appeals denied the appeal, sustained the injunction in favor of QTMM and awarded costs of court.

On March 29, 2018, at a discovery hearing, wherein QTMM asked the court to order L2 and SBI to produce evidence to support their positions, L2 and SBI requested and received a stay of litigation, postponing the trial date of April 2018, which they had previously requested, and also postponing discovery until rulings in Florida and Kansas, or until further order of the court. The court also announced that when Florida and Kansas have spoken, discovery will be expedited. A jurisdiction hearing scheduled for the Florida case on August 15, 2018 and a hearing is scheduled in Kansas in 2019.

The Company expects to successful in the L2 and SBI litigation. The ultimate outcome is not determinable and as such, no liability has been recorded for this contingent liability at September 30, 2017.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Three Months Ended
	September 30,
	2017	2016
	(unaudited)

Cash paid for interest	$13,544	$128

Cash paid for income taxes	$-	$-

The following is supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended
	September 30,
	2017	2016
	(unaudited)

Conversion of debentures, and accrued interest into shares of common stock	$318,608	$-

Allocated value of common stock and warrants issued with convertible debentures	$454,933	$86,383

Prepaid expense paid in shares of common stock	$184,307	$19,536

Financing of prepaid insurance	$10,056	$7,407

NOTE 14 – TRANSACTIONS WITH AFFILIATED PARTIES

At September 30 and June 30, 2017, the Company had accrued salaries payable to executives in the amount of $284,275 and $193,075, respectively.

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

During the year ended June 30, 2016, the Company’s prior CFO and two of the Company’s directors invested $15,000, $10,000, and $25,000 respectively in the convertible debentures issued under the heading April – June, August, October and November 2016 Convertible Debentures as described in Note 5.

In September 2016, the Company’s former Chief Financial Officer loaned the Company $100,000 to provide short-term bridge financing. This transaction is described in more detail in Note 6 under the heading “Promissory Note”. The Company repaid the loan on October 11, 2016.

NOTE 15 - SUBSEQUENT EVENTS

Between July 1, 2017 and April 12, 2018, the Company entered into Convertible Debenture Agreements to obtain a total of $1,237,000 in gross proceeds from three non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures have various terms maturing between May 1, 2018 and November 30, 2019. The Debentures bear interest at the rate of 8% per annum and are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date and will receive an equal number of warrants having a strike price of $0.15 per share and a term of five years. Details of each debenture are below:

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

On December 27, 2017, the Company entered into Convertible Debenture Agreements to obtain $75,000 in gross proceeds from non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures had an initial term of six months maturing on June 30, 2018 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The Debenture Holders received 250,000 common stock warrants exercisable at $0.15 per share through December 27, 2019.

On February 8, 2018, the Company entered into Convertible Debenture Agreements to obtain $45,000 in gross proceeds from non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures had an initial term of six months maturing on August 8, 2018 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The Debenture Holders received 500,000 common stock warrants exercisable at $0.15 per share through February 8, 2020.

On March 6, 2018, the Company entered into Convertible Debenture Agreements to obtain $30,000 in gross proceeds from non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures had an initial term of six months maturing on September 6, 2018 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The Debenture Holders received 500,000 common stock warrants exercisable at $0.15 per share through March 6, 2020.

On March 23, 2018, the Company entered into Convertible Debenture Agreements to obtain $35,000 in gross proceeds from non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures had an initial term of six months maturing on September 23, 2018 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The Debenture Holders received 500,000 common stock warrants exercisable at $0.15 per share through March 23, 2020.

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

The following discussion should be read in conjunction with the Company’s risk factors, consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Form 10-K filed April 30, 2018 for the fiscal year ended June 30, 2017. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company’s actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three-month periods ended September 30, 2017 and 2016 have been included.

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

A key challenge for the quantum dot industry has been and may continue to be its ability to scale up production volumes sufficiently to meet growing demand for QDs while maintaining product quality and consistency and reducing the overall costs of supply to stimulate new applications. QDs remain an expensive product, however a number of recent market research reports have forecasted rapid growth of the QD market, including an April 2016 report by Credence Research which states “The quantum dots market is expected to cross US$8.0 billion by 2022, expanding at a CAGR of 51.3% during the forecast period 2015 to 2022,” and a report published by Transparency Market Research, also in April 2014, which forecasts that “the market will develop at an exceptional 53.8% CAGR between 2013 and 2023. If the projections hold true, the market could rise from a valuation of US$88.5 million in 2011 to US$8.2 billion by 2023.”

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

In February 2018, the Company re-evaluated the Rice Technology and the business case and determined that it was highly unlikely that the Company would be using the cadmium-based Rice technology. The Company’s substantial advancement of cadmium free dots coupled with the high volume, low cost flow technology purchased from Bayer Advanced Materials and further developed by the Company has resulted in the obsolescence of the Rice Technology. The final decision not to continue with the Rice license was driven largely by concerns that the Rice royalties could unduly burden the cost of the Company’s quantum dot products.

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

The Company has established commercial-scale manufacturing equipment at the San Marcos facility and now has the capacity to produce more than two metric tons (2,000kg) per year of quantum dots and other nanomaterials for supply to its customers. Management believes that the production capacity of the San Marcos facility is similar to, or greater than its largest competitors’ operating factories which are much larger and required significantly higher capital expenditures. This efficiency is the direct result of our patented continuous flow process and proprietary manufacturing knowhow and equipment. While we plan to work extensively with its current provider of equipment, we own all rights to the designs and intellectual property resulting from the development project and could contract with one or more other competent suppliers of equipment, if necessary.

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

On January 29, 2016 Quantum Materials Corp. (QMC) announced the formation of a Joint Venture with Guanghui Technology Group (GTG) to establish infrastructure in China to both produce quantum dots and to further develop quantum dot-based technology solutions for display, solid state lighting (SSL), lithium ion batteries, security and solar energy markets. GTG is a Financial Advisory and Services Company that assists advanced technological companies enter the China market. GTG is investing US$20 million into the joint venture to build out QDXTM quantum dot production facilities and fund quantum dot application development in China.

On January 30, 2017, Guanghui Technology Group (GTG) reported an investment commitment from the China Government Guidance Fund of 150 million RMB (US $21.8 million) for the benefit of the QMA partnership. Quantum Materials Asia intends to initiate production upon completion of matching funds required to access the China Government Guidance funding. The initial focus will be the delivery of quantum dot materials to the China Display industry. Quantum Materials Corp is currently training key personnel intended to be deployed to support QMA’s schedule and is providing sample materials to a number of Chinese display industry companies. Quantum Materials Corp. will supply production knowledge and personnel to the joint venture in return for a 50% profit interest and a 25% ownership interest in QMA.

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

Liquidity and Capital Resources

As of September 30, 2017, we had a working capital deficit of $(4,574,600) with total current assets and liabilities of $838,889 and $5,413,489, respectively. Included in the liabilities are $514,275 owed to our officers, directors and employees for services rendered and accrued through September 30, 2017, $2,669,228 of convertible debentures, net of unamortized discount and $12,682 of notes payable, net of unamortized discount, that are due within one year. Also included is a short-term derivative liability in the amount of $424,260. In view of our working capital deficit we have relied on financing through the issuance of common stock and convertible debentures and we expect that conversions of outstanding notes will reduce our working capital deficit in the future.

As of September 30, 2017, we have cash and cash equivalent assets of $160,127 primarily obtained from recent debt offerings and we will continue to incur losses in operations until we generate revenues from scaled up production. Over the past five years we have primarily relied on sales of common stock and debt instruments to support operations as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into securities of the Company. Management believes it will be necessary for the Company to rely on external financing to supplement working capital in order to meet the Company’s liquidity needs in fiscal year 2017 and 2018; the success of securing such financing on terms acceptable to the Company cannot be assured. The Company is seeking to raise to $2,000,000 in equity and/or debt financings to support operations over the next twelve months. These financings, plus the potential exercise of stock options and stock purchase warrants previously issued, coupled with material reductions in general & administrative expenses, should provide sufficient working capital to scale up to full production over the next nine months. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Three Months Ended
	September 30,
	2017	2016

Operating activities	$(345,128)	$(621,195)
Investing activities	$-	$(19,096)
Financing activities	$452,644	$400,000

Operating Activities: Net cash used in operating activities was $345,128 for the three months ended September 30, 2017 compared to $621,195 for the same period of 2016, a decrease of $276,067. The decrease was due to primarily driven by a decrease of general and administrative expenses and decreased in payments on accounts payable and accrued expenses.

Investing Activities: Net cash used in investing activities was $0 for the three months ended September 30, 2017 compared to net cash provided by investing activities of $19,096 for the same period of 2016.

Financing Activities: Net cash provided by financing activities was $452,644 for the three months ended September 30, 2017 compared to $400,000 for the same period of 2016, an increase of $52,644. The increase is primarily due to greater sales of common stock and issuances of convertible debentures and lower principal payments and debt issuance costs during the year ended June 30, 2017.

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes we will be able to meet our obligations and continue our operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to reflect the carrying value and classification of assets and liabilities should we be unable to continue as a going concern. As of September 30, 2017, we had not yet achieved profitable operations, had a working capital deficit of $4,574,600 and expect to incur further losses in the development of the business, all of which casts substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Three Months Ended September 30, 2017, Compared to Three Months Ended September 30, 2016.

General and administrative expenses

During the three months ended September 30, 2017, the Company incurred $1,267,453 of general and administrative expenses compared with $1,187,801 incurred in the three-month period ended September 30, 2016, an increase of $79,652. The increase in general and administrative expenses was primarily due to increases in other professional compensation.

Included in general and administrative expenses for the three months ended September 30, 2017 was employee compensation of $265,557, legal and audit fees of $51,197, other professional fees of $515,000, travel expense of $417, corporate expenses of $143,122, stock-based compensation of $257,673, and other expenses of $34,487.

Research and development expenses

During the three months ended September 30, 2017, the Company incurred $77,942 of research and development expenses, a decrease of $67,517 from the $145,459 recorded for the three months ended September 30, 2016. The decrease is primarily due to decreased expenditures for lab equipment, chemicals and consumables in the San Marcos facility.

Beneficial conversion feature on convertible debenture

During the three months ended September 30, 2017 the Company incurred $752,426 of beneficial conversion expense compared to $69,917 recorded for the three months ended September 30, 2016. The increase in beneficial conversion expenses was due primarily to the issuance of new convertible debentures, and the adoption of ASU 2017-11 during the three months ending September 30, 2017.

Interest expense, net

Interest expense recorded for the three months ended September 30, 2017 was $700,693 compared to $65,165 in the three months ended September 30, 2016, an increase of $635,528 The increased interest expense recorded in the three months ending September 30, 2017 was primarily related to the 8% interest rate on the debentures of outstanding convertible debentures and deemed interest on a debenture extinguished during the quarter.

Change in value of derivative liability

During the three months ended September 30, 2017 the Company recorded a benefit of $90,709 related to the change in value of derivative liability. The benefit is related to the change in value of the convertible debentures feature issued in March and May of 2017 during the quarter.

Accretion of debt discount

During the three months ended September 30, 2017 the Company recorded $331,162 of accretion of debt discount expense, an increase of $217,874 from the $113,288 recorded for the three months ended September 30, 2016. The increase in accretion of debt discount expense is primarily related to the issuance of the convertible debentures during the quarter.

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended
	September 30,
	2017	2016
Statement of Operations Information:

Revenues	$11,870	$5,000
General and administrative	1,267,453	1,187,801
Research and development	77,942	145,459
Change in fair value of derivative liabilities	(90,709)	-
Beneficial conversion expense	752,426	69,917
Interest expense, net	700,693	65,165
Accretion of debt discount	331,162	113,288

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at September 30, 2017.

Change in Accounting Staff

Subsequent to December 31, 2016 and prior to the filing of this Form 10-Q, there has been a complete change in the Company’s accounting staff, including the Chief Financial Officer. Prior to September 30, 2017, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) conducted an evaluation of the Company’s disclosure controls and internal controls which include a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in quarterly and annual reports. In the course of the evaluation, the CEO and CFO will seek to identify data errors, control problems, acts of fraud, and if appropriate, then seek to confirm that appropriate corrective action, including process improvements to be undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-Q and annual reports on Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure controls and internal controls, and to make modifications if and as necessary.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as set forth above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company was served in Hays County, Texas in a compliant for breach of contract in February 2017. In April 2017 the Company settled this complaint for $129,000 payable over a 4-month period. The entire $129,000 was accrued as an expense during the three-month period ending September 30, 2017.

See “Note 12” regarding pending litigation.

Item 1A. Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From July 1, 2017 to September 30, 2017, we had the following sales and issuances of unregistered equity securities:

			Consideration Received and Description of Underwriting or Other Discounts to Market Price		If Option, Warrant or Convertible If Option, Warrant or Convertible Security,
	Title of		or Convertible Security	Exemption from	Terms of Exercise or
Date of Sale	Security	Number Sold	Afforded to Purchases	Registration Claimed	Conversion

July 2017	Common Stock	83,333	$10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
July 2017	Common Stock	2,500,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
July 2017	Common Stock	1,666,667	Shares issued upon conversion of $200,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
July 2017	Common Stock	88,401	Shares issued in exchange for $10,608 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
July 2017	Common Stock	1,000,000	Shares issued with convertible promissory note	Section 4(2); and/or Rule 506	Not applicable
July 2017	Common Stock	1,000,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
July 2017	Common Stock Warrants	250,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through July 19, 2020
August 2017	Common Stock	250,000	$20,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2017	Common Stock	833,333	Shares issued upon conversion of $100,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2017	Common Stock	66,667	Shares issued in exchange for $8,000 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2017	Common Stock	1,650,000	Shares issued with convertible promissory note	Section 4(2); and/or Rule 506	Not applicable
September 2017	Common Stock	125,000	$10,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2017	Common Stock Warrants	2,375,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through September 11 - 26, 2020

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

QUANTUM MATERIALS CORP.

Date: August 10, 2018	/s/ Stephen Squires
Stephen Squires
Principal Executive Officer

Date: August 10, 2018	/s/ Robert A. Phillips
Robert A. Phillips
Principal Financial Officer

