Form 10-Q
period 2017-12-31
QUANTUM MATERIALS CORP.
filed 2018-08-27
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of August 24, 2018, there were 450,711,428 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017	June 30, 2017
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$58,992	$52,611
Prepaid expenses and other current assets	1,340,708	1,254,923
TOTAL CURRENT ASSETS	1,399,700	1,307,534

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $296,001 and $246,491	673,726	723,236

LICENSES AND PATENTS, net of accumulated amortization of $133,030 and $113,804	59,713	78,939

LONG TERM PORTION OF PREPAID EXPENSES	280,596	-

TOTAL ASSETS	$2,413,735	$2,109,709

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,954,567	$1,809,456
Accrued salaries	664,175	361,375
Notes payable, net of unamortized discount	10,000	62,738
Short term derivative liability (see Note 4)	-	-
Current portion of convertible debentures, net of unamortized discount	2,815,593	2,511,829
TOTAL CURRENT LIABILITIES	5,444,335	4,745,398

CONVERTIBLE DEBENTURES, net of current portion, unamortized discount and debt issuance costs	100,060	559,283

TOTAL LIABILITIES	5,544,395	5,304,681

COMMITMENTS AND CONTINGENCIES (see Note 11)	-	-

STOCKHOLDERS’ DEFICIT

Common stock, $.001 par value, authorized 750,000,000 shares, 402,739,639 and 367,955,585 issued and outstanding at December 31, 2017 and June 30, 2017, respectively	402,740	367,955
Common stock issuable	608,663	-
Additional paid-in capital	38,148,699	33,880,177
Accumulated deficit	(42,290,762)	(37,443,104)
TOTAL STOCKHOLDERS’ DEFICIT	(3,130,660)	(3,194,972)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,413,735	$2,109,709

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

REVENUES	$-	$19,500	$11,870	$24,500

OPERATING EXPENSES
General and administrative	1,626,390	1,825,983	2,893,843	3,013,784
Research and development	53,563	126,343	131,505	271,802
TOTAL OPERATING EXPENSES	1,679,953	1,952,326	3,025,348	3,285,586

LOSS FROM OPERATIONS	(1,679,953)	(1,932,826)	(3,013,478)	(3,261,086)

OTHER EXPENSE (INCOME)
Beneficial conversion expense	16,176	24,381	768,602	94,298
Interest expense, net	154,847	63,743	855,540	128,908
Change in value of derivative liability	(424,260)	-	(514,969)	-
Accretion of debt discount	393,845	186,569	725,007	299,857
TOTAL OTHER EXPENSE	140,608	274,693	1,834,180	523,063

NET LOSS	$(1,820,561)	$(2,207,519)	$(4,847,658)	$(3,784,149)

LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	400,312,285	334,497,865	387,913,206	329,764,251

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,
	2017	2016
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,847,658)	$(3,784,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	68,736	66,226
Amortization of debt issuance costs	556,479	31,329
Stock-based compensation	511,728	846,652
Stock issued for services	1,365,455	180,464
Beneficial conversion feature	768,602	94,298
Change in fair value of derivative liability	(514,969)	-
Accretion of debt discount	725,007	299,857
Deemed interest on extinguishment of debenture	118,000	-
Effects of changes in operating assets and liabilities:
Accounts receivable	-	8,835
Prepaid expenses and other current assets	2,799	75,075
Accounts payable and accrued expenses	637,590	1,029,120
Deferred revenue	-	-
NET CASH USED IN OPERATING ACTIVITIES	(608,231)	(1,152,293)
	-
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(32,871)
NET CASH USED IN INVESTING ACTIVITIES	-	(32,871)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercises and issuance of common stock	93,000	375,000
Proceeds from issuance of convertible debentures / promissory note	1,127,000	650,000
Proceeds from issuance of note payable	-	-
Principal payments on note payable	(52,738)	(100,000)
Principal payments on long-term debt	(552,650)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	614,612	925,000

NET DECREASE IN CASH	6,381	(260,164)

CASH AND CASH EQUIVALENTS, beginning of period	52,611	266,985

CASH AND CASH EQUIVALENTS, end of period	$58,992	$6,821

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

General

The accompanying consolidated financial statements include the accounts of Quantum Materials Corp. and its wholly owned subsidiary, Solterra Renewable Technologies, Inc. (collectively referred to as the “Company”).

The consolidated financial statements of the Company as of and for the six months ended December 31, 2017 are unaudited and have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2017. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. In the opinion of management, the accompanying unaudited financial information includes all adjustments necessary for a fair presentation of the interim financial information. Operating results for the interim periods are not necessarily indicative of the results of any subsequent periods. Certain information in the footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted for the interim periods presented under the United States Securities and Exchange Commission (“SEC”) rules and regulations. As such, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

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

Going Concern

The Company recorded losses from continuing operations in the current period presented and has a history of losses. As of December 31, 2017, the Company had a working capital deficit of $4,044,635 and net cash used in operating activities was $(620,969) for the six months ended December 31, 2017. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, obtain revenues from operations, raise additional capital, and/or obtain debt financing.

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

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11—Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480), and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 eliminates the requirement that a down round feature precludes equity classification when assessing whether an instrument is indexed to an entity’s own stock. A freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The Company elected to adopt ASU 2017-11 early, effective July 1, 2017, and implemented the pronouncement retrospectively with a cumulative effect adjustment to outstanding financial instruments. The adoption of this guidance did not have an impact on its financial statements. In the first quarter of fiscal year 2018, the Company had a triggering event related to a down round feature which resulted in recording a charge for beneficial conversion expense of $530,000 during the six months ended December 31, 2017.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2017	June 30, 2017
	(unaudited)

Furniture and fixtures	$1,625	$1,625
Computers and software	11,447	11,447
Machinery and equipment	956,655	956,655
	969,727	969,727
Less: accumulated depreciation	296,001	246,491

Total property and equipment, net	$673,726	$723,236

Depreciation expense for the six months ended December 31, 2017 and 2016 was $49,470 and $46,952, respectively.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LICENSES AND PATENTS

Licenses and patents consisted of the following:

	December 31, 2017	June 30, 2017
	(unaudited)

William Marsh Rice University	$40,000	$40,000
University of Arizona	15,000	15,000
Bayer acquired patents	137,743	137,743
	192,743	192,743
Less: accumulated amortization	133,030	113,804

Total licenses and patents, net	$59,713	$78,939

Amortization expense for the six months ended December 31, 2017 and 2016 was $19,266 and $19,274, respectively.

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

As of December 31, and June 30, 2017, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. As of December 31, and June 30, 2017, the Company held no investments. The Company hired an independent resource to value its derivative liability as follows:

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Table

	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative Liability	$-	$-	$-	$-
Convertible debentures	2,915,653	-	2,915,653	-
	$2,915,653	$-	$2,915,653	$-

Level Three Roll-forward

	Derivative Liability	Total

Balance June 30, 2017	$-	$-
Fair value of derivative liability reclassified from equity	514,969	514,969
Change in fair value	(514,969)	(514,969)
Balance December 31, 2017	$-	$-

The carrying amounts of cash and cash equivalents, accounts payable and current debt approximate their fair value due to the short maturity of those instruments.

Convertible Debentures

The Company measured the estimated fair value of the convertible debentures using significant other observable inputs, representative of a Level 2 fair value measurement, including the interest and conversion rates for the instruments. The following table sets forth the fair value of the Company’s convertible debentures as of December 31, 2017, and June 30, 2017:

	December 31, 2017		June 30, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Convertible debentures issued in September 2014	$25,050	$25,992	$25,050	$24,721
Convertible debentures issued in January 2015	$500,000	$583,333	$500,000	$916,667
Convertible debentures issued in April - June 2016	$1,105,000	$1,170,480	$1,330,000	$1,277,403
Convertible debenture issued in August 2016	$200,000	$244,594	$200,000	$197,815
Convertible debenture issued in November 2016	$-	$-	$200,000	$191,795
Convertible debentures issued in January - March 2017	$60,000	$60,244	$260,000	$240,718
Convertible debenture issued in February 2017	$-	$-	$100,000	$103,992
Convertible debenture issued in March 2017	$-	$-	$150,000	$152,352
Convertible promissory notes issued in March 2017	$210,000	$226,985	$541,850	$549,466
Convertible promissory notes issued in May 2017	$-	$-	$213,650	$215,158
Convertible debenture issued in June 2017	$100,000	$104,119	$100,000	$100,827
Convertible debenture issued in July 2017	$100,000	$107,169	$-	$-
Convertible debenture issued in September 2017	$150,000	$157,454	$-	$-
Convertible debenture issued in September 2017	$450,000	$463,608	$-	$-
Convertible debenture issued in November 2017	$27,000	$23,735	$-	$-
Convertible debenture issued in November 2017	$225,000	$231,804	$-	$-
Convertible debenture issued in December 2017	$75,000	$75,252	$-	$-

The Company is not a party to any hedge arrangements or commodity swap agreements.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – CONVERTIBLE DEBENTURES

The following table sets forth activity associated with the convertible debentures:

	December 31, 2017	June 30, 2017
Convertible debentures issued in September 2014	$25,050	$25,050
Convertible debentures issued in January 2015	500,000	500,000
Convertible debentures issued in April - June 2016	1,105,000	1,330,000
Convertible debenture issued in August 2016	200,000	200,000
Convertible debenture issued in November 2016	-	200,000
Convertible debentures issued in January - March 2017	60,000	260,000
Convertible debenture issued in February 2017	-	100,000
Convertible debenture issued in March 2017	-	150,000
Convertible promissory notes issued in March 2017	222,350	541,850
Convertible promissory notes issued in May 2017	-	233,150
Convertible debenture issued in June 2017	100,000	100,000
Convertible debenture issued in July 2017	100,000	-
Convertible debenture issued in September 2017	645,000	-
Convertible debenture issued in November 2017	247,500	-
Convertible debenture issued in November 2017	27,000	-
Convertible debenture issued in December 2017	75,000	-
	3,306,900	3,640,050
Less: unamortized discount	373,768	490,448
Less: debt issuance costs	17,479	78,490
	2,915,653	3,071,112
Less: current portion	2,815,593	2,511,829

Total convertible debentures, net of current portion	$100,060	$559,283

The Company adopted ASU 2017-11—Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests. ASU 2017-11 eliminates the requirement that a down round feature precludes equity classification when assessing whether an instrument is indexed to an entity’s own stock. A freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The Company implemented ASU 2017-11 retrospectively with a cumulative effect adjustment to outstanding financial instruments, which was $0 for the implementation period, six months ended December 31, 2017. A triggering event occurred in the three months ended September 30, 2017, increasing beneficial conversion expense in the amount of $530,000.

September 2014 Convertible Debenture

Between September 16, 2014 and October 28, 2014, the Company entered into Convertible Debenture Agreements to obtain a total of $500,050 in gross proceeds from five non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures have terms of five years maturing between September 16, 2019 and October 30, 2019. The Debentures bear interest at the rate of 6% per annum and are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.15 per share at any date and will receive an equal number of warrants having a strike price of $0.30 per share and a term of five years. A total of $475,000 of the Debentures were converted into common shares in 2016 and $0 converted during the six months ended December 31, 2017.

Interest expense for the six months ended December 31, 2017 and 2016 was $768.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of December 31, and June 30, 2017, $25,025 of principal was outstanding.

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $348,105, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the six months ended December 31, 2017 and 2016 of $0 and $92,298, respectively. Interest expense for the six months ended December 31, 2017 and 2016 was $20,164.

As of December 31, and June 30, 2017, $500,000 of principal was outstanding.

April – June, August, October and November 2016 Convertible Debentures

During the fourth quarter of the year ended June 30, 2017, the Company sold 1,565 Units for total proceeds of $1,565,000 from three affiliated and fourteen non-affiliated parties. In August 2016 the Company sold 200 additional Units for total proceeds of $200,000 and sold $50,000 in proceeds in October 2016. Each Unit consists of a $1,000 Unsecured Convertible Promissory Note (each, a “Note”) and a warrant to purchase 4,166 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a purchase price of $0.15 per share (each, a “Warrant”) over a period of five years. The Notes which were issued at face value have a maturity of two years from the date of issuance, bear interest at the rate of 8% per annum and are convertible into unregistered and restricted shares of Common Stock at $0.12 per-share, subject to normal and customary adjustments including (a) any subdivisions, combinations and classifications of the Common Stock; or (b) any payment, issuance or distribution by the Company to its stockholders of (i) a stock dividend, (ii) debt securities of the Company, or (iii) assets (other than cash dividends payable out of earnings or surplus in the ordinary course of business). The conversion price also is subject to a full ratchet adjustment upon the Company’s issuance of Common Stock, warrants, or rights to purchase Common Stock or securities convertible into Common Stock for a consideration per share which is less than the then applicable conversion price of the Notes excluding Common Stock and options issued to officers, directors, and employees of the Company, except for the exercise or conversion of existing convertible securities of the Company. The conversion price was reset to $0.08 per share in September 2017 as a result of a triggering event.

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $609,595, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the six months ended December 31, 2017, and 2016, of $167,029 and $166,541, respectively.

The Company recognized a beneficial conversion expense for the six months ended December 31, 2017, and 2016, of $530,000 and $64,775, respectively.

Interest expense for the six months ended December 31, 2017, and 2016, of $62,267 and $71,189, respectively.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the year ended June 30, 2017, $285,000 of principal was converted into 2,375,000 shares of common stock. An additional $300,000 was converted into 2,500,000 shares during the first quarter of 2018. As of December 31, and June 30, 2017, $1,305,000 and $1,730,000 of principal was outstanding, respectively. As of the date of this report, maturities totaling $825,000 of principal have been extended for one year until March and April of 2019.

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $73,250, recorded as debt discount and is amortized using the effective interest rate method over the life of the loans, two years. The Company recognized accretion of debt discount expense for the six months ended December 31, 2017 and 2016 of $51,468 and $0, respectively.

Interest expense for the six months ended December 31, 2017 and 2016 of $8,894 and $0, respectively.

As of December 31, and June 30, 2017, $60,000 and $260,000 of principal was outstanding, respectively.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the common stock and warrants to the proceeds received in the amount of $24,733, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized accretion of debt discount expense for the three months ended December 31, 2017 and 2016 of $9,012 and $0, respectively.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There was no interest expense recorded for the six months ended December 31, 2017 and 2016.

As of December 31, and June 30, 2017, $0 and $100,000 of principal was outstanding, respectively. In August 2017, the Note Holder converted $100,000 of principal and $8,000 of accrued interest into 833,333 and 66,667 shares of common stock, respectively.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $77,248, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2017 and 2016 of $39,137 and $0, respectively.

The Company did not recognize an interest expense or a beneficial conversion expense for the six months ended December 31, 2017 and 2016. In September 2017 the debenture was converted in full to common stock. At December 31 and June 30, 2017, the principal balance remaining on this note was $0 and $150,000, respectively. The Company recognized 3.5 million common shares issuable and $118,000 of imputed interest expense during September 2017 as a result of this debt settlement.

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

In March 2017, the Company entered into an equity purchase agreement (“Eloc”) with SBI and L2 Capital, allowing them to purchase up to $5,000,000 of the Company’s common stock. As consideration for SBI and L2 Capital, the Company agreed to pay SBI and L2 Capital commitment fees of $63,000 and $147,000, respectively. These commitment fees were issued in the form of promissory notes, which bear interest at 8% per annum and have mature nine months from the date of issuance. Interest expense on the commitment fees for six months ended December 31, 2017 and 2016 of $8,353 and $0, respectively. The promissory notes are convertible into unregistered and restricted shares of Common Stock only if there is an Event of Default as defined in the notes.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $86,673, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company also recorded original issue discount (“OID”) of $31,850 as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized accretion of debt discount expense for the six months ended September 30, 2017 and 2016 of $43,661 and $0, respectively.

Interest expense on the promissory notes for the six months ended December 31, 2017 and 2016 of $8,364 and $0, respectively. As of December 30, 2017, the Company no longer had a derivative liability, unamortized discount of $0, and recognized interest expense of $418,786, and a change in derivative liability benefit of $373,004 for the six months ended December 31, 2017. As of December 31, and June 30, 2017, $222,350 and $541,850 of principal was outstanding, respectively. During the six months ended December 31, 2017, the Company paid $319,500 of principal.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $71,795, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company also recorded original issue discount (“OID”) of $13,650 as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2017 and 2016 of $48,101 and $0, respectively. As of December 31, 2017, the Company no longer had a derivative liability, unamortized discount of $0, and recognized interest expense of $117,276, and a change in derivative liability benefit of $141,965.

Interest Expense recorded for the six months ended December 31, 2017 and 2016 of $116,015 and $0 respectively. As of December 31, and June 30, 2017, $0 and $233,150 of principal was outstanding, respectively. In October 2017 the Company paid the principal of this note.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $54,340, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2017 and 2016 of $45,434 and $0, respectively. As of December 31, and June 30, 2017, $100,000 of principal was outstanding. In April 2018 the maturity date was extended to May 24, 2018.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 2017 Convertible Debenture

In July 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $150,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $150,000. The Note Holder received 1,000,000 shares of common stock and 250,000 common stock warrants exercisable at $0.12 per share through September 11, 2000. The promissory note has a term of six months maturing on December 16, 2017 and stipulates a interest charge of eight percent (8%) shall be applied to the principal. The Maturity date of the Note was extended to May24, 2018 in an extension agreement dated April 6, 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,010 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized a fair value of the common shares issued at $100,000. The Company recorded a debenture discount of $53,876 and a beneficial conversion expense of $45,544. The Company recognized accretion of debt discount expense for the six months ended December 31, 2017 and 2016 of $48,398 and $0, respectively. As of December 31, $100,000 of principal was outstanding. In April 2018 the maturity date was extended to May 24, 2018.

The Company recognized a beneficial conversion expense for the six months ended December 31, 2017 of $45,544. Interest expense for the six months ended December 31, 2017 and 2016 of $8,000 and $0, respectively.

September 2017 Convertible Debentures

Debenture A)

In September 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $150,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $150,000. The Note Holder received 1,650,000 shares of common stock and 375,000 common stock warrants exercisable at $0.12 per share through September 11, 2020. The promissory note has a term of six months maturing on March 26, 2018 and stipulates a interest charge of eight percent (8%) shall be applied to the principal. The Maturity date of the Note was extended to May 24, 2018 in an extension agreement dated April 6, 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,420 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized a fair value of the common shares issued at $165,000. The Company recorded a debenture discount of $82,720 and a beneficial conversion expense of $45,219. The Company recognized accretion of debt discount expense for the six months ended December 31, 2017 and 2016 of $49,708 and $0, respectively. As of December 31, 2017, $150,000 of principal was outstanding. In April 2018 the maturity date was extended to May 24, 2018.

The Company recognized a beneficial conversion expense for the six months ended December 31, 2017 and 2016 of $45,219 and $0, respectively. Interest expense for the three months ended December 31, 2017 and 2016 of $12,000 and $0, respectively.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debenture B)

In September 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $450,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the maximum principal amount of $880,000. The Note Holder received 10,000,000 shares of common stock and 2,000,000 common stock warrants exercisable at $0.12 per share through September 11, 2020. The promissory note has a term of seven months maturing on April 26, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The Maturity date of the Note was extended to May 24, 2018 in an extension agreement dated April 26, 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $318,337 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, seven months. The Company also recorded original issue discount (“OID”) of $45,000 as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months, of which $24,739 was unamortized at December 31, 2017. The Company recognized a fair value of the common shares issued at $1,000,000. The Company recorded a beneficial conversion expense of $131,663. The Company recognized accretion of debt discount expense for the six months ended December 31, 2017 and 2016 of $142,198 and $0, respectively. As of December 31, 2017, $450,000 of principal was outstanding. In April 2018 the maturity date was extended to May 24, 2018.

The Company recognized a beneficial conversion expense for the six months ended December 31, 2017 and 2016 of $131,633 and $0, respectively. Interest expense for the six months ended December 31, 2017 and 2016 of $36,000 and $0, respectively.

November 2017 Convertible Debenture

In November 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $27,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $27,000. The Note Holder received 416,600 common stock warrants exercisable at $0.15 per share through November 7, 2022. The promissory note has a term of 24 months maturing on November 7, 2017 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $8,310 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 24 months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2017 and 2016 of $492 and $0, respectively. Interest expense for the six months ended December 31, 2017 and 2016 of $294 and $0, respectively. As of December 31, 2017, $27,000 of principal was outstanding.

November 2017 Convertible Debenture

In November 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $100,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $100,000. The Note Holder received 112,482 common stock warrants exercisable at $0.15 per share through November 13, 2022. The promissory note has a term of 24 months maturing on November 7, 2017 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $23,250 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 24 months. The Company recorded a debenture discount of $18,864. The Company recognized accretion of debt discount expense for the six months ended December 31, 2017 and 2016 of $18,864 and $0, respectively. As of December 31, 2017, $0 of principal was outstanding, as this debenture was fully converted to shares common stock.

December 2017 Convertible Debenture QTMM-8

In December 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $75,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $75,000. The Note Holder received 1,000,000 shares of common stock and 250,000 common stock warrants exercisable at $0.12 per share through December 27, 2020. The promissory note has a term of 6 months maturing on June 30, 2018 and stipulates a interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $16,176 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $41,175 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2017 and 2016 of $1,125 and $0, respectively. Interest expense for the six months ended December 31, 2017 and 2016 of $6,000 and $0, respectively. Beneficial conversion expense for the six months ended December 31, 2017 and 2016 of $16,176 and $0, respectively. As of December 31, 2017, $75,000 of principal was outstanding.

Debt Issuance Costs

The costs related to the issuance of debt are presented on the balance sheet as a direct deduction from the related debt and amortized to interest expense using the effective interest method over the maturity period of the related debt. Amortization expense for the three months ended December 31, 2017 and 2016 was $17,134 and $15,821 respectively. Amortization expense was $41,511 and $31,329 for the six months ending December 31, 2017 in 2016, respectively.

NOTE 6 – NOTES PAYABLE

Promissory Note

In June 2017, the Company issued a promissory note secured by the Company’s CEO for $50,000 with interest of $5,000 due on repayment of the loan. Interest expense for the six months ended December 31, 2017 and 2016 was $5,000 and $0, respectively. During the six months ended December 31, 2017, the Company made payment of $40,000 to the principal. As of December 31, and June 30, 2017, $10,000 and $50,000, of principal was outstanding, respectively. As of the date of this report, the balance was paid in full.

In September 2016, the Company issued an unsecured promissory note for proceeds of $100,000. The note bears 0% interest and the Company issued 416,667 common stock warrants exercisable at $0.15 per share through September 29, 2021. The note was due October 13, 2016 and was repaid on October 11, 2016. In accounting for the promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $26,454, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, fourteen days. As of December 31, and June 30, 2017, $0 of principal was outstanding.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note Payable – Insurance

In May 2017, to finance an insurance premium, the Company issued a negotiable promissory note for $17,374 at an interest rate of 6.89% per annum. The note was due in November 2017 and the outstanding balance was $0 and $12,738 at December 31, and June 30, 2017, respectively. Interest expense for the six months ended December 31, 2017 and 2016 was $415 and $115, respectively. The Note was paid in full in November 2017.

NOTE 7 – EQUITY TRANSACTIONS

Common Stock

During the six months ended December 31, 2017, the Company issued 23,670,060 shares for $1,867,635 in consulting services, some of which were accrued.

During the six months ended December 31, 2017, the Company issued 372,326 shares of common stock at the fair market value of $44,679 for payment of debenture interest.

During the six months ended December 31, 2017, the Company issued 6,875,001 shares of common stock at the fair market value of $825,000 as a result of debenture conversions.

During the six months ended December 31, 2017, the Company issued 2,650,000 shares, and accrued 1,000,000 shares in common stock issuable, in connection with the issuance of the convertible debenture notes with a fair market value of $120,132.

During the six months ended December 31, 2017, the Company issued 1,216,667 shares in exchange for cash with a value of $93,000.

Common Stock Issuable

During the six months ended December 31, 2017, the company owed a total of 14,500,000 shares of common stock to a lender. 3,500,000 shares were in exchange for extinguishment of a $150,000 debenture, and 11,000,000 shares were in relation to a new debenture borrowing of $525,000 in aggregate, valued at $328,663. The shares are anticipated to be issued after fiscal year end June 30, 2018. The shares are included in the weighted average shares outstanding for purposes of calculation earning per share for the three and six months ended December 31, 2017.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Warrants

A summary of activity of the Company’s stock warrants for the six months ended December 31, 2017 is presented below:

			Weighted
	Weighted		Average	Weighted
	Average		Remaining	Average
	Exercise	Number of	Contractual	Grant Date
	Price	Warrants	Term in Years	Fair Value

Balance as of June 30, 2017	$0.13	29,953,551		$0.14
Expired	0.06	(6,827,778)		0.15
Granted	0.12	3,404,082		0.08
Exercised	-	-		-
Cancelled	-	-		-

Balance as of December 31, 2017	$0.14	26,529,855	3.15	$0.13

Vested and exercisable as of December 31, 2017	$0.14	26,529,855	3.15	$0.13

Outstanding warrants at December 31, 2017 expire during the period October 2017 to November 2022 and have exercise prices ranging from $0.07 to $0.30.

NOTE 8 – STOCK-BASED COMPENSATION

The Company follows FASB Accounting Standards Codification (“ASC”) 718 “Compensation — Stock Compensation” for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In October 2009 the Board of Directors authorized the approval of a stock option plan covering 7,500,000 shares of common stock, which was increased to 10,000,000 shares in December 2009 and approved by stockholders in January 2010. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of December 31, 2017, 9,200,000 options have been granted, with terms ranging from five to ten years, and 800,000 have been cancelled leaving a balance of 8,400,000 outstanding.

In March 2012, 3,500,000 stock options, with a term of five years, were granted outside of a stock option plan. In March 2017, the term of these options was extended for an additional five years.

In January 2013 the Board of Directors authorized the approval of a stock option plan covering 20,000,000 shares of common stock, which was increased to 60,000,000 shares in March 2013 and approved by stockholders in March 2013. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of December 31, 2017, 60,150,248 options have been granted, with terms ranging from five to ten years, 3,325,000 have been exercised and 3,283,334 have been cancelled, and 53,641,914 remain outstanding.

On February 17, 2016, the Shareholders approved the 2015 Employee Benefit and Consulting Services Compensation Plan covering 15,000,000 shares. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of December 31, 2017, 2,500,000 options have been granted with a term of five years, and 1,625,000 have been cancelled leaving a balance outstanding of 875,000 options.

In June 2016, 6,000,000 stock options, with a term of ten years, were granted outside of a stock option plan, and 3,000,000 shares were cancelled.

In the six months ended December 31, 2017 no options were canceled or expired.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Incentive Stock Options: The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes-Merton valuation model. The volatility is based on expected volatility over the expected life of thirty-six to sixty months. Compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the Company has reduced the cost for estimated forfeitures based on historical forfeiture rates, which were between 14% and 17% during the six months ended December 31, 2017. As the Company has not historically declared dividends, the dividend yield used in the calculation is zero. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton model.

The following assumptions were used for the periods indicated:

	Six Months Ended
	December 31,
	2017	2016

Expected volatility	-	140.73%
Expected dividend yield	-	-
Risk-free interest rates	-	1.25%
Expected term (in years)	-	5.0

The computation of expected volatility during the six months ended December 31, 2017 and 2016 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

A summary of the activity of the Company’s stock options for the six months ended December 31, 2017 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of June 30, 2017	$0.09	87,716,914		$0.11	$2,073,012
Expired	-	-		-
Granted	-	-		-
Exercised	-	-		-
Cancelled	-	-		-

Balance as of December 31, 2017	$0.09	87,716,914	4.40	$0.11	$-

Vested and exercisable as of December 31, 2017	$0.08	74,525,497	4.40	$0.11	$-

Outstanding options at December 31, 2017, expire during the period January 2018 to June 2026 and have exercise prices ranging from $0.05 to $0.17.

Compensation expense associated with stock options for the six months ended December 31, 2017and 2016 was $414,901 and $740,789, respectively and was included in general and administrative expenses in the consolidated statements of operations.

At December 31, 2017, the Company had 13,191,417 shares of non-vested stock option awards. The total cost of non-vested stock option awards which the Company had not yet recognized was $1,147,803 at December 31, 2017. Such amounts are expected to be recognized over a period of 1.75 years.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock: To encourage retention and performance, the Company granted certain employees restricted shares of common stock with a fair value per share determined in accordance with conventional valuation techniques, including but not limited to, arm’s length transactions, net book value or multiples of comparable company earnings before interest, taxes, depreciation and amortization, as applicable. Generally, the stock vests over a 3-year period. A summary of the activity of the Company’s restricted stock awards for the six months ended December 31, 2017 is presented below:

	Number of
	Nonvested,	Weighted
	Unissued	Average
	Restricted	Grant Date
	Share Awards	Fair Value

Nonvested, unissued restricted shares outstanding at June 30, 2017	1,500,000	0.21
Granted	-	-
Vested	(500,000)	0.42
Forfeited	-	-

Nonvested, unissued restricted shares outstanding at December 31, 2017	1,000,000	$0.10

Compensation expense associated with restricted stock awards for the six months ended December 31, 2017 and 2016 was $99,046 and $105,863 for the six months ended December 31, 2017 and 2016, respectively, and was included in general and administrative expenses in the consolidated statements of operations.

The total cost of non-vested stock awards which the Company had not yet recognized was $13,509 at December 31, 2017. This amount is expected to be recognized over a period of 0.25 years.

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

NOTE 9 – LOSS PER SHARE

The Company follows ASC 260, “Earnings Per Share”, for share-based payments that are considered to be participating securities within the definition provided by the standard. All share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”). Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which is comprised of options granted, warrants, issued and convertible debt. As of December 31, 2017, the Company had no potentially dilutive shares.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(unaudited)

Net loss	$(1,820,561)	$(2,207,519)	$(4,847,658)	$(3,784,149)

Weighted average common shares outstanding:
Basic and diluted	400,312,285	334,497,865	387,913,206	329,764,251

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

NOTE 10- REVENUE

During the three months ending December 31, 2017, the Company recognized no revenues of compared with revenues of $19,500 recognized during the quarter ended December 31, 2016. For the six months ended December 31, 2017, the Company recognized revenues of $11,870 from merchandise samples compared with revenues of $24,500 from recognized in the comparable period of 2016.

The Company has expended $53,564 during the three months ended December 31, 2017 and $131,506 during the six months ended December 31, 2017 to complete the development of its patented quantum dots. In future quarters, it is expected that revenues will be earned as product is shipped.

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

We have a verbal agreement with Rice University to modify the minimum royalty due dates that will result in Quantum Materials Corp being in full compliance with the agreements at December 3X, 2017 and we anticipate this will be memorialized in writing by June 1, 2017. The modification to the license agreements for both Quantum Materials and Solterra specifically adjusts dates for annual minimum royalty obligations to coincide in timing with expected commercial sales of tetrapod quantum dots. The Annual Minimum Royalties will commence in 2019 but we expect a clause for a yearly maintenance fee (approximately $20,000 per year starting in January 2018) that would delay the annual royalties until commercial sales occur.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Agreement with University of Arizona

Solterra entered into an exclusive Patent License Agreement with the University of Arizona (“UA”) in July 2009. On March 3, 2017, Solterra entered into an amended license agreement with UA. Pursuant to UA License Agreement, as amended, Solterra is obligated to pay minimum annual royalties of $50,000 by June 30, 2017, $125,000 by September 15, 2017 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the consumer price index. Such minimum royalty payments shall be credited against royalties due in each respective royalty year, July 1 to June 30, following the due date. Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. The UA License Agreements and subsequent amendments have been filed on Form 8-K and are incorporated by reference herein. The Company is in the process of renegotiating the minimum royalty commitments and while oral modifications have been agreed to a final amendment has not been finalized. As of December 31, 2017, no royalties have been accrued for this obligation.

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

Rental expense for the operating lease for the six months ended December 31, 2017 and 2016 was $108,812 and $43,117, respectively.

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

On March 29, 2018, at a discovery hearing, wherein QTMM asked the court to order L2 and SBI to produce evidence to support their positions, L2 and SBI requested and received a stay of litigation, postponing the trial date of April 2018, which they had previously requested, and also postponing discovery until rulings in Florida and Kansas, or until further order of the court. The court also announced that when Florida and Kansas have spoken, discovery will be expedited. A jurisdiction hearing for the Florida case on August 15, 2018 resulted in the lawsuit being dismissed and a hearing is scheduled in Kansas in April 2019.

The Company expects to successful in the L2 and SBI litigation. The ultimate outcome is not determinable and as such, no liability has been recorded for this contingent liability at December 31, 2017.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Six Months Ended
	December 31,
	2017	2016
	(unaudited)

Cash paid for interest	$25,555	$292

Cash paid for income taxes	$-	$-

The following is supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended
	December 31,
	2017	2016
	(unaudited)

Conversion of debentures, and accrued interest into shares of common stock	$869,679	$150,000

Allocated value of common stock and warrants issued with convertible debentures	$517,676	$179,084

Stock issued for interest payments	$-	$4,284

Prepaid expense paid in shares of common stock	$1,587,624	$19,536

Cancellation of shares	$-	$195

Financing of prepaid insurance	$12,738	$7,407

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – TRANSACTIONS WITH AFFILIATED PARTIES

At December 31, and June 30, 2017, the Company had accrued salaries payable to executives in the amount of $361,375 and $230,000, respectively.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 - SUBSEQUENT EVENTS

On February 8, 2018, the Company entered into Convertible Debenture Agreements to obtain $45,000 in gross proceeds from non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures had an initial term of six months maturing on August 8, 2018 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The Debenture Holders received 500,000 common stock warrants exercisable at $0.15 per share through February 8, 2021.

On March 6, 2018, the Company entered into Convertible Debenture Agreements to obtain $30,000 in gross proceeds from non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures had an initial term of six months maturing on September 6, 2018 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The Debenture Holders received 500,000 common stock warrants exercisable at $0.15 per share through March 6, 2021.

On March 23, 2018, the Company entered into Convertible Debenture Agreements to obtain $35,000 in gross proceeds from non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures had an initial term of six months maturing on September 23, 2018 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The Debenture Holders received 500,000 common stock warrants exercisable at $0.15 per share through March 23, 2021.

On April 25, 2018, the Company entered into Convertible Debenture Agreements to obtain $70,000 in gross proceeds from non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures had an initial term of six months maturing on September 23, 2018 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The Debenture Holders received 1,000,000 shares of common stock, and 200,000 common stock warrants exercisable at $0.12 per share through April 25, 2021.

On April 26, 2018, the Company entered into Convertible Debenture Agreements to obtain $60,000 in gross proceeds from non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures had an initial term of six months maturing on October 26, 2018 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The Debenture Holders received 2,000,000 shares of common stock, and 1,000,000 common stock warrants exercisable at $0.12 per share through April 26, 2021.

On June 7, 2018, the Company entered into Convertible Debenture Agreements to obtain $40,000 in gross proceeds from non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures had an initial term of six months maturing on December 7, 2018 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The Debenture Holders received 2,000,000 shares of common stock and 1.000,000 common stock warrants exercisable at $0.12 per share through June 7, 2021.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six-month periods ended December 31, 2017 and 2016 have been included.

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

Liquidity and Capital Resources

As of December 31, 2017, we had a working capital deficit of $(4,044,635) with total current assets and liabilities of $1,399,700 and $5,444,335, respectively. Included in the liabilities are $664,175 owed to our officers, directors and employees for services rendered and accrued through December 31, 2017, and $2,815,593 of net debentures. In view of our working capital deficit we have relied on financing through the issuance of common stock and convertible debentures and we expect that conversions of outstanding notes will reduce our working capital deficit in the future.

As of December 31, 2017, we have cash and cash equivalent assets of $58,992 primarily obtained from recent debt offerings and we will continue to incur losses in operations until we generate revenues from scaled up production. Over the past five years we have primarily relied on sales of common stock and debt instruments to support operations as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into securities of the Company. Management believes it will be necessary for the Company to rely on external financing to supplement working capital in order to meet the Company’s liquidity needs in fiscal year 2017 and 2018; the success of securing such financing on terms acceptable to the Company cannot be assured. The Company is seeking to raise to $2,000,000 in equity and/or debt financings to support operations over the next twelve months. These financings, plus the potential exercise of stock options and stock purchase warrants previously issued, coupled with material reductions in general & administrative expenses, should provide sufficient working capital to scale up to full production over the next nine months. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Six Months Ended
	December 31,
	2017	2016

Operating activities	$(608,231)	$(1,152,293)
Investing activities	$-	$(32,871)
Financing activities	$614,612	$925,000

Operating Activities: Net cash used in operating activities was $608,231 for the six months ended December 31, 2017 compared to $1,152,293 for the same period of 2016, a decrease of $544,062. The decrease was due to primarily driven by a decrease of general and administrative expenses and decreased in operating payments on accounts payable, and accrued expenses and offset by an increase in prepaid expenses and stock issued for services.

Investing Activities: Net cash used in investing activities was $0 for the six months ended December 31, 2017 compared to net cash used by investing activities of $32,871 for the same period of 2016.

Financing Activities: Net cash provided by financing activities was $614,612 for the six months ended December 31, 2017 compared to $925,000 for the same period of 2016, a decrease of $310,388. The decrease is primarily due to greater sales of common stock and issuances of convertible debentures and offset by higher principal payments and debt issuance costs during the six months ended December 31, 2017.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes we will be able to meet our obligations and continue our operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to reflect the carrying value and classification of assets and liabilities should we be unable to continue as a going concern. As of December 31, 2017, we had not yet achieved profitable operations, had a working capital deficit of $3,926,039 and expect to incur further losses in the development of the business, all of which casts substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Three Months Ended December 31, 2017, Compared to Three Months Ended December 31, 2016.

General and administrative expenses

During the three months ended December 31, 2017, the Company incurred $1,266,388 of general and administrative expenses compared with 1,825,983 incurred in the three-month period ended December 31, 2016, a decrease of $199,595. The decrease in general and administrative expenses was primarily due to decreases in compensation expense and stock-based compensation offset by an increase other professional compensation and legal and audit fees.

Included in general and administrative expenses for the three months ended December 31, 2017 and 2016 are the following:

	Three Months Ended
	December 31,
	2017	2016
G&A Expense Breakdown
Compensation	$240,010	$579,993
Stock-based compensation	254,055	621,530
Legal and audit	347,713	164,305
Travel	3,257	14,556
Corporate	155,000	155,353
Other professional fees	592,104	256,672
Depreciation	24,660	23,937
Amortization	9,589	9,637
	$1,626,388	$1,825,983

Research and development expenses

During the three months ended December 31, 2017, the Company incurred $53,564 of research and development expenses, a decrease of $72,779 from the $126,343 recorded for the three months ended December 31, 2016. The decrease is primarily due to decreased expenditures for lab equipment, chemicals and consumables in the San Marcos facility.

Beneficial conversion feature on convertible debenture

During the three months ended December 31, 2017 the Company incurred $16,176 of beneficial conversion expense compared to $24,381 recorded for the three months ended December 31, 2016. The decrease in beneficial conversion expenses of $8,205 was due primarily to reduced issuance of new convertible debentures during the three months ending December 31, 2016, being fully amortized.

Change in value of derivative liability

During the three months ended December 31, 2017 the Company recorded a benefit of $424,260 related to the change in value of derivative liability. The benefit is related to the change in value of the convertible debentures feature issued in March and May of 2017 during the quarter.

Interest expense, net

Interest expense recorded for the three months ended December 31, 2017 was $154,847 compared to $63,743 in the three months ended December 31, 2016, an increase of $91,104. The increased interest expense recorded in the three months ending December 31, 2017 was primarily related to the 8% interest rate on the debentures of outstanding convertible debentures.

Accretion of debt discount

During the three months ended December 31, 2017 the Company recorded $393,845 of accretion of debt discount expense, an increase of $207,276 from the $186,569 recorded for the three months ended December 31, 2016. The increase in accretion of debt discount expense is primarily related to the issuance of the convertible debentures during the quarter.

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended
	December 31,
	2017	2016
Statement of Operations Information:

Revenues	$-	$19,500
General and administrative	1,626,390	1,825,983
Research and development	53,563	126,343
Change in fair value of derivative liabilities	(424,260)	-
Beneficial conversion expense	16,176	24,381
Interest expense, net	154,847	63,743
Accretion of debt discount	393,845	186,569

Six Months Ended December 31, 2017, Compared to Six Months Ended December 31, 2016.

General and administrative expenses

During the six months ended December 31, 2017, the Company incurred $2,893,842 of general and administrative expenses compared with 3,013,784 incurred in the six-month period ended December 31, 2016, a decrease of $119,942. The decrease in general and administrative expenses was primarily due to decreases in compensation expense and stock-based compensation offset by an increase other professional compensation and legal and audit fees.

Included in general and administrative expenses for the three months ended December 3, 2017 and 2016 are the following:

	Six Months Ended
	December 31,
	2017	2016
G&A Expense Breakdown
Compensation	$505,568	$1,001,194
Stock-based compensation	511,728	846,652
Legal and audit	398,909	426,925
Travel	3,675	23,430
Corporate	298,122	295,225
Other professional fees	1,107,104	354,132
Depreciation	49,510	46,952
Amortization	19,226	19,274
	$2,893,842	$3,013,784

Research and development expenses

During the six months ended December 31, 2017, the Company incurred $131,506 of research and development expenses, a decrease of $140,296 from the $271,802 recorded for the six months ended December 31, 2016. The decrease is primarily due to decreased expenditures for lab related equipment, chemicals and consumables in the San Marcos facility.

Beneficial conversion feature on convertible debenture

During the six months ended December 31, 2017 the Company incurred $768,602 of beneficial conversion expense compared to $94,298 recorded for the six months ended December 31, 2016. The increase in beneficial conversion expenses of $674,304 was due primarily to issuance of new convertible debentures, and the adoption of ASU 2017-11 during the six months ending December 31, 2017.

Interest expense, net

Interest expense recorded for the six months ended December 31, 2017 was $855,540 compared to $128,908 in the six months ended December 31, 2016, an increase of $726,632. The increased interest expense recorded in the six months ending December 31, 2017 was primarily related to the 8% interest rate on the debentures of outstanding convertible debentures and deemed interest expense on debenture extinguishment.

Change in value of derivative liability

During the six months ended December 31, 2017 the Company recorded a benefit of $514,969 related to the change in value of derivative liability. The benefit is related to the change in value of the convertible debentures feature issued in March and May of 2017 during the six months ended.

Accretion of debt discount

During the six months ended December 31, 2017 the Company recorded $725,007 of accretion of debt discount expense, an increase of $425,150 from the $299,857 recorded for the six months ended December 31, 2016. The increase in accretion of debt discount expense is primarily related to the issuance of the convertible debentures during the quarter.

The following table sets forth our consolidated results of operations for the periods indicated:

	Six Months Ended
	December 31,
	2017	2016
Statement of Operations Information:

Revenues	$11,870	$24,500
General and administrative	2,893,843	3,013,784
Research and development	131,505	271,802
Change in fair value of derivative liabilities	(514,969)	-
Beneficial conversion expense	768,602	94,298
Interest expense, net	855,540	128,908
Accretion of debt discount	725,007	299,857

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at December 31, 2017.

Change in Accounting Staff

Subsequent to December 31, 2017 and prior to the filing of this Form 10-Q, there has been a complete change in the Company’s accounting staff, including the Chief Financial Officer. Prior to December 31, 2017, the Chief Executive Officer (“CEO”) and the prior Chief Financial Officer (“CFO”) conducted an evaluation of the Company’s disclosure controls and internal controls which include a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in quarterly and annual reports. In the course of the evaluation, the CEO and CFO will seek to identify data errors, control problems, acts of fraud, and if appropriate, then seek to confirm that appropriate corrective action, including process improvements to be undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-Q and annual reports on Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure controls and internal controls, and to make modifications if and as necessary.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as set forth above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company was served in Hays County, Texas in a compliant for breach of contract in February 2017. In April 2017 the Company settled this complaint for $129,000 payable over a 4-month period. The entire $129,000 was accrued as an expense during the three-month period ending December 31, 2017.

See “Note 12” regarding pending litigation.

Item 1A. Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From July 1, 2017 to December 31, 2017, we had the following sales and issuances of unregistered equity securities:

			Consideration Received and Description of
			Underwriting or Other Discounts to Market Price	Exemption from	If Option, Warrant or Convertible
Date of Sale	Title of Security	Number Sold	or Convertible Security Afforded to Purchases	Registration Claimed	Security,Terms of Exercise or Conversion

July 2017	Common Stock	2,500,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
July 2017	Common Stock	1,666,667	Shares issued upon conversion of $200,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
July 2017	Common Stock	88,401	Shares issued in exchange for $10,608 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
July 2017	Common Stock	1,000,000	Shares issued with convertible promissory note	Section 4(2); and/or Rule 506	Not applicable
July 2017	Common Stock	1,000,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
July 2017	Common Stock Warrants	250,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through July 19, 2020
August 2017	Common Stock	250,000	$20,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2017	Common Stock	833,333	Shares issued upon conversion of $100,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2017	Common Stock	66,667	Shares issued in exchange for $8,000 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2017	Common Stock	1,650,000	Shares issued with convertible promissory note	Section 4(2); and/or Rule 506	Not applicable
September 2017	Common Stock Warrants	2,375,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through September 11 - 26, 2020
October 2017	Common Stock	2,000,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2017	Common Stock	416,667	$40,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2017	Common Stock	10,735,060	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2017	Common Stock	2,333,334	Shares issued upon conversion of $280,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2017	Common Stock	95,414	Shares issued in exchange for $11,449 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2017	Common Stock Warrants	529,082	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.15 per share through November 7 - 13, 2022
December 2017	Common Stock	2,041,667	Shares issued upon conversion of $245,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2017	Common Stock	121,844	Shares issued in exchange for $14,621 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2017	Common Stock	7,435,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2017	Common Stock	550,000	$33,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2017	Common Stock	1,000,000	Shares issued with convertible promissory note	Section 4(2); and/or Rule 506	Not applicable
December 2017	Common Stock Warrants	250,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through December 27, 2020

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits (items indicated by an (*) are filed herewith)

The following exhibits are all previously filed in connection with our Form 8-K filed November 10, 2008, unless otherwise noted.

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 15, 2008, by and among Quantum Materials Corp., Solterra Renewable Technologies, Inc., the shareholders of Solterra and Greg Chapman, as Indemnitor.

3.1	Articles of Incorporation. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007.)

3.2	2010 Amendment to Articles of Incorporation. (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014.)

3.3	2013 Amendment to Articles of Incorporation. (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014.)

3.4	Bylaws. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007.)

10.4	Letters dated November 5, 2009 and November 5, 200 amending Rice University Agreement. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

10.5	License Agreement between The University of Arizona and the issuer dated July 2009. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended December 31, 2009.)

10.6	Letter dated December 16, 2010 from Rice University amending the License Agreement contained in Exhibit 10.1 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010.)

10.7	Amendment to Exclusive Patent License Agreement between University of Arizona and Solterra Renewable Technologies (i.e. amendment to exhibit 10.7). (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010 filed on February 14, 2011.)

10.8	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K dated September 19, 2013.)

10.9	License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K dated September 19, 2013.)

10.10	Second Amendment to Issuer’s Agreement with University of Arizona. (Incorporated by reference to Form 10-K for the fiscal year ended June 30, 2012.)

10.11	Employment Agreement — Stephen Squires. (Incorporated by reference to Form 8-K filed January 23, 2013.)

10.12	Employment Agreement — David Doderer (Incorporated by reference to Form 8-K filed January 23, 2013.)

10.13	Employment Agreement – Craig Lindberg (Incorporated by reference to Form 8-K filed June 17, 2015.)

10.14	Agreement with Christopher Benjamin, former officer/director (Incorporated by reference to Form 10-Q for the quarter ended December 31, 2015.)

10.15	Amended and Restated Employment Agreement – Stephen Squires (Incorporated by reference to Form 8-K filed December 15, 2015.)

10.16	Amended and Restated Employment Agreement – David Doderer (Incorporated by reference to Form 8-K filed December 15, 2015.)

10.17	Amended and Restated Employment Agreement – Craig Lindberg (Incorporated by reference to Form 8-K filed December 15, 2015.)

10.18	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K filed April 1, 2016.)

10.19	Amended License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K filed April 1, 2016.)

10.20	Amended License Agreement by and between The University of Arizona and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K filed June 9, 2016.)

10.21	Employment Agreement – Sri Peruvemba (Incorporated by reference to Form 8-K filed June 16, 2016.)

10.22	Amended and Restated Employment Agreement – Stephen Squires (Incorporated by reference to Form 8-K filed June 16, 2016.)

10.23	Amended and Restated Subscription Agreement dated January 15, 2015 by and among Quantum Materials Corp., Carson Diversified Investments, LP and Carson Haysco Holdings, LP. (Incorporated by reference to Form 8-K filed October 14, 2016.)

10.24	Agreement dated October 10, 2016 by and among Quantum Materials Corp., Carson Diversified Investments, LP and Carson Haysco Holdings, LP. (Incorporated by reference to Form 8-K filed October 14, 2016.)

10.25	Resignation Agreement of Sriram Peruvemba dated December 22, 2016. (Incorporated by reference to Form 8-K filed December 30, 2016.)

10.26	Resignation Agreement of Craig Lindberg dated as of February 1, 2017. (Incorporated by reference to Form 8-K filed February 3, 2017.)

21.1	Subsidiaries of Registrant listing state of incorporation (Incorporated by reference to Form 10-K for fiscal year ended June 30, 2011.)

31(a)	Rule 13a-14(a) Certification — Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification — Principal Financial Officer *

32(a)	Section 1350 Certification — Principal Executive Officer *

32(b)	Section 1350 Certification — Principal Financial Officer *

101.INS	XBRL Instance Document *

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM MATERIALS CORP.

Date: August 27, 2018	/s/ Stephen Squires
Stephen Squires
Principal Executive Officer

Date: August 27, 2018	/s/ Robert A. Phillips
Robert A. Phillips
Principal Financial Officer

