Form 10-Q
period 2018-03-31
QUANTUM MATERIALS CORP.
filed 2018-09-07
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of August 31, 2018, there were 450,711,428 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	June 30, 2017
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,073	$52,611
Accounts receivable	-	-
Prepaid expenses and other current assets	1,337,180	1,254,923
TOTAL CURRENT ASSETS	1,353,253	1,307,534

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $321,082 and $246,491	650,522	723,236

LICENSES AND PATENTS, net of accumulated amortization of $139,941 and $113,804	52,802	78,939

LONG TERM PORTION OF PREPAID EXPENSES	326,305	-

TOTAL ASSETS	$2,382,882	$2,109,709

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,026,762	$1,809,456
Accrued salaries	555,175	361,375
Notes payable, net of unamortized discount	4,000	62,738
Short term derivative liability (see Note 4)	-	-
Current portion of convertible debentures, net of unamortized discount	3,180,742	2,511,829
TOTAL CURRENT LIABILITIES	5,766,679	4,745,398

CONVERTIBLE DEBENTURES, net of current portion, unamortized discount and debt issuance costs	46,937	559,283

TOTAL LIABILITIES	5,813,616	5,304,681

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, authorized 750,000,000 shares, 420,374,332 and 367,955,585 issued and outstanding at March 31, 2018 and June 30, 2017, respectively	420,374	367,955
Common stock issuable	744,625	-
Additional paid-in capital	40,431,711	33,880,177
Accumulated deficit	(45,027,444)	(37,443,104)
TOTAL STOCKHOLDERS’ DEFICIT	(3,430,734)	(3,194,972)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,382,882	$2,109,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

REVENUES	$1,000	$2,500	$12,870	$27,000

OPERATING EXPENSES
General and administrative	1,785,451	737,022	4,679,293	3,750,806
Research and development	28,823	136,786	160,329	408,588
TOTAL OPERATING EXPENSES	1,814,274	873,808	4,839,622	4,159,394

LOSS FROM OPERATIONS	(1,813,274)	(871,308)	(4,826,752)	(4,132,394)

OTHER EXPENSE (INCOME)
Beneficial conversion expense	506,415	102,797	1,275,017	197,095
Interest expense, net	121,228	90,013	976,768	218,921
Change in value of derivative liability	-	-	(514,969)	-
Accretion of debt discount	295,765	100,566	1,020,772	400,423
TOTAL OTHER EXPENSE	923,408	293,376	2,757,588	816,439

NET LOSS	$(2,736,682)	$(1,164,684)	$(7,584,340)	$(4,948,833)

LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	428,394,955	339,943,771	401,191,882	333,385,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,
	2018	2017
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,584,340)	$(4,948,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	100,728	101,120
Amortization of debt issuance costs	573,958	47,469
Stock-based compensation	1,374,786	822,174
Stock issued for services	1,725,152	298,398
Stock issued for debenture extensions	246,000	-
Beneficial conversion feature	1,275,017	197,095
Deemed interest on extinguishment of debenture	118,000	-
Change in fair value of derivative liability	(514,969)	-
Accretion of debt discount	1,020,772	400,423
Effects of changes in operating assets and liabilities:
Accounts receivable	-	8,835
Prepaid expenses and other current assets	(22,880)	54,654
Accounts payable and accrued expenses	874,503	1,236,207
Deferred revenue	-	-
NET CASH USED IN OPERATING ACTIVITIES	(813,273)	(1,782,458)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,877)	(32,871)
NET CASH USED IN INVESTING ACTIVITIES	(1,877)	(32,871)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercises and issuance of common stock	153,000	525,000
Proceeds from issuance of convertible debentures / promissory note	1,237,000	1,360,000
Proceeds from issuance of note payable	-	100,000
Principal payments on long-term debt	(552,650)	-
Principal payments on note payable	(58,738)	(100,000)
Debt issuance costs	-	(15,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	778,612	1,870,000

NET DECREASE IN CASH	(36,538)	54,671

CASH AND CASH EQUIVALENTS, beginning of period	52,611	266,985

CASH AND CASH EQUIVALENTS, end of period	$16,073	$321,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

General

The accompanying consolidated financial statements include the accounts of Quantum Materials Corp. and its wholly owned subsidiary, Solterra Renewable Technologies, Inc. (collectively referred to as the “Company”).

The consolidated financial statements of the Company as of and for the nine months ended March 31, 2018 are unaudited and have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended June 30, 2017. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. In the opinion of management, the accompanying unaudited financial information includes all adjustments necessary for a fair presentation of the interim financial information. Operating results for the interim periods are not necessarily indicative of the results of any subsequent periods. Certain information in the footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted for the interim periods presented under the United States Securities and Exchange Commission (“SEC”) rules and regulations. As such, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

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

Going Concern

The Company recorded losses from continuing operations in the current period presented and has a history of losses. As of March 31, 2018, the Company had a working capital deficit of $4,413,426 and net cash used in operating activities was $(813,273) for the nine months ended March 31, 2018. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, obtain revenues from operations, raise additional capital, and/or obtain debt financing.

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

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11—Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480), and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 eliminates the requirement that a down round feature precludes equity classification when assessing whether an instrument is indexed to an entity’s own stock. A freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The Company elected to adopt ASU 2017-11 early, effective July 1, 2017, and implemented the pronouncement retrospectively with a cumulative effect adjustment to outstanding financial instruments. The adoption of this guidance did not have an impact on its financial statements. In the first quarter of fiscal year 2018, the Company had a triggering event related to a down round feature which resulted in recording a charge for beneficial conversion expense of $1,012,042 during the nine months ended March 31, 2018.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2018	June 30, 2017
	(unaudited)

Furniture and fixtures	$3,502	$1,625
Computers and software	11,447	11,447
Machinery and equipment	956,655	956,655
	971,604	969,727
Less: accumulated depreciation	321,082	246,491

Total property and equipment, net	$650,522	$723,236

Depreciation expense for the nine months ended March 31, 2018 and 2017 was $74,591 and $72,209, respectively.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – LICENSES AND PATENTS

Licenses and patents consisted of the following:

	March 31, 2018	June 30, 2017
	(unaudited)

William Marsh Rice University	$40,000	$40,000
University of Arizona	15,000	15,000
Bayer acquired patents	137,743	137,743
	192,743	192,743
Less: accumulated amortization	139,941	113,804

Total licenses and patents, net	$52,802	$78,939

Amortization expense for the nine months ended March 31, 2018 and 2017 $26,137 and $28,911, respectively.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2018, and June 30, 2017, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. As of March 31, 2018, and June 30, 2017, the Company held no investments. The Company hired an independent resource to value its derivative liability as follows:

Fair Value Table
	Balance at March 31, 2018	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative Liability	$-	$-	$-	$-
Convertible debentures	3,227,679	-	3,227,679	-
	$3,227,679	$-	$3,227,679	$-

Level Three Roll-forward
	Derivative Liability	Total

Balance June 30, 2017	$-	$-
Fair value of derivative liability reclassified from equity	514,969	514,969
Change in fair value	(514,969)	(514,969)
Balance March 31, 2018	$-	$-

Convertible Debentures

The Company measured the estimated fair value of the convertible debentures using significant other observable inputs, representative of a Level 2 fair value measurement, including the interest and conversion rates for the instruments. The following table sets forth the fair value of the Company’s convertible debentures as of March 31, 2018, and June 30, 2017:

	March 31, 2018		June 30, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Convertible debentures issued in September 2014	$25,050	$26,961	$25,050	$24,721
Convertible debentures issued in January 2015	$500,000	$486,021	$500,000	$916,667
Convertible debentures issued in April - June 2016	$1,075,000	$1,112,879	$1,330,000	$1,277,403
Convertible debenture issued in August 2016	$200,000	$218,716	$200,000	$197,815
Convertible debenture issued in November 2016	$-	$-	$200,000	$191,795
Convertible debentures issued in January - March 2017	$60,000	$61,808	$260,000	$240,718
Convertible debenture issued in February 2017	$-	$-	$100,000	$103,992
Convertible debenture issued in March 2017	$-	$-	$150,000	$152,352
Convertible promissory notes issued in March 2017	$210,000	$235,445	$541,850	$549,466
Convertible promissory notes issued in May 2017	$-	$-	$213,650	$215,158
Convertible debenture issued in June 2017	$100,000	$106,647	$100,000	$100,827
Convertible debenture issued in July 2017	$100,000	$106,647	$-	$-
Convertible debenture issued in September 2017	$150,000	$159,971	$-	$-
Convertible debenture issued in September 2017	$450,000	$480,889	$-	$-
Convertible debenture issued in November 2017	$27,000	$24,619	$-	$-
Convertible debenture issued in November 2017	$225,000	$240,444	$-	$-
Convertible debenture issued in December 2017	$75,000	$78,058	$-	$-
Convertible debenture issued in February 2018	$45,000	$46,098	$-	$-
Convertible debentures issued in March 2018	$65,000	$65,560	$-	$-

The Company is not a party to any hedge arrangements or commodity swap agreement.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – CONVERTIBLE DEBENTURES

The following table sets forth activity associated with the convertible debentures:

	March 31, 2018	June 30, 2017
Convertible debentures issued in September 2014	$25,050	$25,050
Convertible debentures issued in January 2015	500,000	500,000
Convertible debentures issued in April - June 2016	1,075,000	1,330,000
Convertible debenture issued in August 2016	200,000	200,000
Convertible debenture issued in November 2016	-	200,000
Convertible debentures issued in January - March 2017	60,000	260,000
Convertible debenture issued in February 2017	-	100,000
Convertible debenture issued in March 2017	-	150,000
Convertible promissory notes issued in March 2017	222,350	541,850
Convertible promissory notes issued in May 2017	-	233,150
Convertible debenture issued in June 2017	100,000	100,000
Convertible debenture issued in July 2017	100,000	-
Convertible debenture issued in September 2017	645,000	-
Convertible debenture issued in November 2017	247,500	-
Convertible debenture issued in November 2017	27,000	-
Convertible debenture issued in December 2017	75,000	-
Convertible debenture issued in February 2018	45,000	-
Convertible debentures issued in March 2018	65,000	-
	3,386,900	3,640,050
Less: unamortized discount	159,221	490,448
Less: debt issuance costs	-	78,490
	3,227,679	3,071,112
Less: current portion	3,180,742	2,511,829

Total convertible debentures, net of current portion	$46,937	$559,283

September 2014 Convertible Debenture

Between September 16, 2014 and October 28, 2014, the Company entered into Convertible Debenture Agreements to obtain a total of $500,050 in gross proceeds from five non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures have terms of five years maturing between September 16, 2019 and October 30, 2019. The Debentures bear interest at the rate of 6% per annum and are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.15 per share at any date and will receive an equal number of warrants having a strike price of $0.30 per share and a term of five years. A total of $475,000 of the Debentures were converted into common shares in 2016 and $0 additional converted during the nine months ended March 31, 2018.

Interest expense for the nine months ended March 31, 2018 and 2017 was $1,144 and $1,144, respectively

As of March 31, 2018, $25,025 of principal was outstanding.

January 2015 Convertible Debenture

On January 15, 2015, the Company entered into Convertible Debenture Agreements to obtain $500,000 in gross proceeds from two non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures have a term of two years maturing on January 15, 2017 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.06 per share at any date. The Debenture Holders received 6,250,000 common stock warrants exercisable at $0.06 per share through January 15, 2017. The debt is secured by a security interest in certain microreactor equipment. The Agreement also provides for the investors to have the right to appoint one member to the Company’s Board of Directors in the event any one of the aforementioned debentures are converted into common stock of the Company. On October 10, 2016, the maturity date of the debentures was extended to January 15, 2018 and the 6,250,000 warrants were converted into common stock for total proceeds of $375,000.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $348,105, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2018 and 2017 of $0 and $92,298, respectively. Interest expense for the nine months ended March 31, 2018 and 2017 was $30,027 and $30,027, respectively.

As of March 31, 2017, $500,000 of principal was outstanding.

April – June, August, October and November 2016 Convertible Debentures

During the fourth quarter of the year ended June 30, 2017, the Company sold 1,565 Units for total proceeds of $1,565,000 from three affiliated and fourteen non-affiliated parties. In August 2016 the Company sold 200 additional Units for total proceeds of $200,000 and sold $50,000 in proceeds in October 2016. Each Unit consists of a $1,000 Unsecured Convertible Promissory Note (each, a “Note”) and a warrant to purchase 4,166 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a purchase price of $0.15 per share (each, a “Warrant”) over a period of five years. The Notes which were issued at face value have a maturity of two years from the date of issuance, bear interest at the rate of 8% per annum and are convertible into unregistered and restricted shares of Common Stock at $0.12 per-share, subject to normal and customary adjustments including (a) any subdivisions, combinations and classifications of the Common Stock; or (b) any payment, issuance or distribution by the Company to its stockholders of (i) a stock dividend, (ii) debt securities of the Company, or (iii) assets (other than cash dividends payable out of earnings or surplus in the ordinary course of business). The conversion price also is subject to a full ratchet adjustment upon the Company’s issuance of Common Stock, warrants, or rights to purchase Common Stock or securities convertible into Common Stock for a consideration per share which is less than the then applicable conversion price of the Notes excluding Common Stock and options issued to officers, directors, and employees of the Company, except for the exercise or conversion of existing convertible securities of the Company. The conversion price was reset to $0.013 per share in September 2017 as a result of a triggering event.

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $609,595, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2018, and 2017, of $220,602 and $235,697, respectively.

The Company recognized a beneficial conversion expense for the nine months ended March 31, 2018, and 2017, of $1,012,042 and $64,775, respectively.

Interest expense for the nine months ended March 31, 2018, and 2017, of $87,787 and $108,276, respectively.

During the year ended June 30, 2017, $385,000 of principal was converted into 2,375,000 shares of common stock. An additional $300,000 was converted into 2,500,000 shares during the first quarter of 2018. As of March 31, 2018, $1,275,000 of principal was outstanding. As of the date of this report, maturities totaling $825,000 of principal have been extended for one year until March and April of 2019.

January-March 2017 Convertible Debentures

During the third quarter of the year ended June 30, 2017, the Company sold 2,600 Units for total proceeds of $260,000 from five non-affiliated parties. Each Unit consists of a $1,000 Unsecured Convertible Promissory Note (each, a “Note”) and a warrant to purchase 4,166 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a purchase price of $0.15 per share (each, a “Warrant”) over a period of five years. The Notes which were issued at face value have a maturity of two years from the date of issuance, bear interest at the rate of 8% per annum and are convertible into unregistered and restricted shares of Common Stock at $0.12 per-share, subject to normal and customary adjustments including (a) any subdivisions, combinations and classifications of the Common Stock; or (b) any payment, issuance or distribution by the Company to its stockholders of (i) a stock dividend, (ii) debt securities of the Company, or (iii) assets (other than cash dividends payable out of earnings or surplus in the ordinary course of business). The conversion price also is subject to a full ratchet adjustment upon the Company’s issuance of Common Stock, warrants, or rights to purchase Common Stock or securities convertible into Common Stock for a consideration per share which is less than the then applicable conversion price of the Notes excluding Common Stock and options issued to officers, directors, and employees of the Company, except for the exercise or conversion of existing convertible securities of the Company. In evaluating the accounting treatment of this anti-dilution feature, the Company believes that is has control over whether the anti-dilution feature will be exercised. The Company is able to decide on which type of financing is raised, and thus the Company can prevent the issuance of shares at a price below the anti-dilution strike price. The number of Warrants and exercise price is proportionately adjustable for events including subdivisions, combinations or consolidations, reclassifications, exchanges, mergers, and reorganizations.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $73,250, recorded as debt discount and is amortized using the effective interest rate method over the life of the loans, two years. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2018 and 2017 of $52,954 and $6,985, respectively.

Interest expense for the three months ended March 31, 2018 and 2017 of $10,078 and $3,343, respectively.

As of March 31, 2018, $60,000 of principal was outstanding.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the common stock and warrants to the proceeds received in the amount of $24,733, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2018 and 2017 of $9,012 and $6,060, respectively.

There was no interest expense recorded for the nine months ended March 31, 2018 was $8,000 and no interest expense was recognized during 2017.

As of March 31, 2018, and June 30, 2017, $0 and $100,000 of principal was outstanding, respectively. In August 2017, the Note Holder converted $100,000 of principal and $8,000 of accrued interest into 833,333 and 66,667 shares of common stock, respectively.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $77,248, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2018 and 2017 of $39,137 and $3,407, respectively.

The Company did not recognize an interest expense or a beneficial conversion expense for the nine months ended March 31, 2018 and 2016. In September 2017 the debenture was converted in full to common stock. At March 31, 2018, and June 30, 2017, the principal balance remaining on this note was $0 and $150,000, respectively. The Company recognized 3.5 million common shares issuable and $118,000 of imputed interest expense during September 2017 as a result of this debt settlement.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $86,673, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company also recorded original issue discount (“OID”) of $31,850 as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized accretion of debt discount expense for the three months ended September 31, 2018 and 2017 of $43,661 and $0, respectively.

Interest expense on the promissory notes for the nine months ended March 31, 2018 and 2017 of $8,364 and $138, respectively. As of March 31, 2018, the Company no longer had a derivative liability, unamortized discount of $0, and recognized interest expense of $418,786, and a change in derivative liability benefit of $514,969 for the nine months ended March 31, 2018.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest expense on the commitment fees for nine months ended March 31, 2018 and 2017 of $8,353 and $0, respectively. As of March 31, 2018, and June 30, 2017, $222,350 and $541,850 of principal was outstanding, respectively. During the nine months ended March 31, 2018, the Company paid $319,500 of principal.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $71,795, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company also recorded original issue discount (“OID”) of $13,650 as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2018 and 2017 of $48,101 and $0, respectively.

Interest Expense was recorded for the nine months ended March 31, 2018 and 2017 of $116,015 and $0 respectively. As of March 31, 2018, and June 30, 2017, $0 and $233,150 of principal was outstanding, respectively. In October 2017 the Company paid the principal of this note.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $54,340, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2018 and 2017 of $45,434 and $0, respectively. As of March 31, 2018, and June 30, 2017, $100,000 of principal was outstanding. In April 2018 the maturity date was extended to May 24, 2018.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,010 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized a fair value of the common shares issued at $100,000. The Company recorded a debenture discount of $53,876 and a beneficial conversion expense of $45,543. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2018 and 2017 of $53,875 and $0, respectively. As of March 31, 2017, $100,000 of principal was outstanding. In April 2018 the maturity date was extended to May 24, 2018.

The Company recognized a beneficial conversion expense for the nine months ended March 31, 2018 and 2017 of $45,544 and $0, respectively. Interest expense for the nine months ended March 31, 2018 and 2017 of $8,000 and $0, respectively.

September 2017 Convertible Debenture

Debenture A)

In September 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $150,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $150,000. The Note Holder received 1,650,000 shares of common stock and 375,000 common stock warrants exercisable at $0.12 per share through September 11, 2000. The promissory note has a term of six months maturing on March 26, 2018 and stipulates a interest charge of eight percent (8%) shall be applied to the principal. The Maturity date of the Note was extended to May 24, 2018 in an extension agreement dated April 6, 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,420 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized a fair value of the common shares issued at $165,000. The Company recorded a debenture discount of $82,720 and a beneficial conversion expense of $45,219. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2018 and 2017 of $82,720 and $0, respectively. As of March 31, 2018, $150,000 of principal was outstanding. In April 2018 the maturity date was extended to May 24, 2018.

The Company recognized a beneficial conversion expense for the three months ended March 31, 2018 and 2017 of $45,219 and $0, respectively. Interest expense for the three months ended March 31, 2018 and 2017 of $12,000 and $0, respectively.

Debenture B)

In September 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $450,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $880,000. The Note Holder received 10,000,000 shares of common stock and 2,000,000 common stock warrants exercisable at $0.12 per share through September 11, 2000. The promissory note has a term of seven months maturing on April 26, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The Maturity date of the Note was extended to May 24, 2018 in an extension agreement dated May 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $318,337 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, seven months. The Company also recorded original issue discount (“OID”) of $45,000 as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months, of which $5,430 was unamortized at March 31, 2018. The Company recognized a fair value of the common shares issued at $1,000,000. The Company recorded a debenture discount of $318,337 and a beneficial conversion expense of $131,663. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2018 and 2017 of $279,680 and $0, respectively. As of March 31, 2018, $450,000 of principal was outstanding. In April 2018 the maturity date was extended to May 24, 2018.

The Company recognized a beneficial conversion expense for the nine months ended March 31, 2018 and 2017 of $131,633 and $0, respectively. Interest expense for the nine months ended March 31, 20178 and 2017 of $36,000 and $0, respectively.

November 2017 Convertible Debenture

In November 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $27,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $27,000. The Note Holder received 416,600 common stock warrants exercisable at $0.15 per share through November 7, 2022. The promissory note has a term of 24 months maturing on November 7, 2017 and stipulates a interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $8,310 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 24 months. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2018 and 2017 of $1,242 and $0, respectively. Interest expense for the nine months ended March 31, 2018 and 2017 of $834 and $0, respectively. As of December 31, 2017, $27,000 of principal was outstanding.

November 2017 Convertible Debenture

In November 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $100,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $100,000. The Note Holder received 112,482 common stock warrants exercisable at $0.15 per share through November 13, 2022. The promissory note has a term of 24 months maturing on November 7, 2017 and stipulates a interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $23,250 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 24 months. The Company recorded a debenture discount of $18,864. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2018 and 2017 of $18,864 and $0, respectively. As of March 31, 2018, $0 of principal was outstanding.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $16,176 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $41,175 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2018 and 2017 of $21,530 and $0, respectively. Interest expense for the nine months ended March 31, 2018 and 2017 of $6,000 and $0, respectively. Beneficial conversion expense for the nine months ended March 31, 2018 and 2017 of $16,176 and $0, respectively. As of March 31, 2018, $75,000 of principal was outstanding.

February 2018 Convertible Debenture QTMM-9

In February 2018, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $45,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $45,000. The Note Holder received 1,500,000 shares of common stock and 500,000 common stock warrants exercisable at $0.12 per share through December 27, 2020. The promissory note has a term of 6 months maturing on August 8, 2018 and stipulates a interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $6,625 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $23,374 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2018 and 2017 of $8,988 and $0, respectively. Interest expense for the nine months ended March 31, 2018 and 2017 of $3,600 and $0, respectively. Beneficial conversion expense for the nine months ended March 31, 2018 and 2017 of $9,046 and $0, respectively. As of March 31, 2018, $45,000 of principal was outstanding.

March 2018 Convertible Debenture QTMM-10, 11

In March 2018, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $30,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $30,000. The Note Holder received 1,500,000 shares of common stock and 500,000 common stock warrants exercisable at $0.12 per share through March 6, 2021. The promissory note has a term of 6 months maturing on August 8, 2018 and stipulates a interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $9,046 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,546 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2018 of $3,065. Interest expense for the nine months ended March 31, 2018 of $2,400 was recognized. Beneficial conversion expense for the nine months ended March 31, 2018 of $6,625. As of March 31, 2018, $30,000 of principal was outstanding.

In March 2018, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $35,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $35,000. The Note Holder received 1,500,000 shares of common stock and 500,000 common stock warrants exercisable at $0.12 per share through March 23, 2021. The promissory note has a term of six months maturing on September 23, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $9,046 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,546 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2018 and 2017 of $1.005 and $0, respectively. Interest expense for the nine months ended March 31, 2018 of $2,800. Beneficial conversion expense for the nine months ended March 31, 2018 of $8,702. As of March 31, 2018, $35,000 of principal was outstanding.

Debt Issuance Costs

The costs related to the issuance of debt are presented on the balance sheet as a direct deduction from the related debt and amortized to interest expense using the effective interest method over the maturity period of the related debt. Amortization expense for the three months ended March 31, 2017 and 2016 was $17,134 and $15,821 respectively. Amortization expense was $41,511 and $31,329 for the nine months ending March 31, 2018 in 2017, respectively.

NOTE 6 – NOTES PAYABLE

Promissory Note

In June 2017, the Company issued a promissory note secured by the Company’s CEO for $50,000 with interest of $5,000 due on repayment of the loan. Interest expense for the three months ended September 30, 2017 and 2016 was $5,000 and $0, respectively. As of March 31, 2017, $10,000 of principal was outstanding. As of the date of this report, the balance was paid in full.

In September 2016, the Company issued an unsecured promissory note for proceeds of $100,000. The note bears 0% interest and the Company issued 416,667 common stock warrants exercisable at $0.15 per share through September 29, 2021. The note was due October 13, 2016 and was repaid on October 11, 2016. In accounting for the promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $26,454, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, fourteen days. As of March 31, 2017, $0 of principal was outstanding.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note Payable – Insurance

In May 2017, to finance an insurance premium, the Company issued a negotiable promissory note for $17,374 at an interest rate of 6.89% per annum. The note was due in November 2017 and the outstanding balance was $0 at March 31, 2017. Interest expense for the three months ended March 31, 2017 and 2016 was $415 and $115, respectively. The Note was paid in full in November 2017.

NOTE 7 – EQUITY TRANSACTIONS

Common Stock

During the nine months ended March 31, 2018, the Company issued 29,690,060 shares for $2,243,835 in consulting services.

During the nine months ended March 31, 2018, the Company issued 737,020 shares of common stock at the fair market value of $68,497 for payment of debenture interest.

During the nine months ended March 31, 2018, the Company issued 7,125,001 shares of common stock at the fair market value of $855,000 as a result of debenture conversions.

During the nine months ended March 31, 2018, the Company issued 2,650,000 shares of common stock valued at $204,719, in connection with the issuance of the convertible debenture notes.

During the nine months ended March 31, 2018, the Company issued 3,500,000 shares in connection with the extension of convertible debenture notes with a fair market value of $210,000.

During the nine months ended March 31, 2018, the Company issued 1,716,666 shares in exchange for cash with a value of $153,000.

During the nine months ended March 31, 2018, the Company issued 5,500,000 of restricted stock unit shares in exchange for $330,000 in compensation expense.

Common Stock Issuable

During the nine months ended March 31, 2018, the company owed a total of 20,113,333 shares of common stock to a lender. 3,500,000 shares were in exchange for extinguishment of a $150,000 debenture, with a fair value of $280,000. $118,000 deemed interest on extinguishment of debt has been recorded. 600,000 were in relation to the extension of debt, with a fair value of $36,000. 513,333 were for $15,400 of salaries converted to shares of common stock, with a fair value of $30,800, $15,400 has been recorded as additional compensation. 15,500,000 shares were in relation to a new debenture borrowing of $635,000 in aggregate, valued at $397,825. The shares will be issued after fiscal year end June 30, 2018. The shares are included in the weighted average shares outstanding for purposes of calculation earning per share for the three and nine months ended March 31, 2018.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Warrants

A summary of activity of the Company’s stock warrants for the nine months ended March 31, 2018 is presented below:

			Weighted
	Weighted		Average	Weighted
	Average		Remaining	Average
	Exercise	Number of	Contractual	Grant Date
	Price	Warrants	Term in Years	Fair Value

Balance as of June 30, 2017	$0.13	29,953,551		$0.14
Expired	0.06	(7,077,778)		0.15
Granted	0.07	12,720,749		0.07
Exercised	-	-		-
Cancelled	-	-		-

Balance as of March 31, 2018	$0.12	35,596,522	3.05	$0.11

Vested and exercisable as of March 31, 2018	$0.12	35,596,522	3.05	$0.11

Outstanding warrants at March 31, 2018 expire during the period July 2018 to January 2023 and have exercise prices ranging from $0.03 to $0.30, valued at $4,028,053. These warrants are issued for salary conversions of employees and consultants, and the origination warrants related to debentures.

NOTE 8 – STOCK-BASED COMPENSATION

The Company follows FASB Accounting Standards Codification (“ASC”) 718 “Compensation — Stock Compensation” for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In October 2009 the Board of Directors authorized the approval of a stock option plan covering 7,500,000 shares of common stock, which was increased to 10,000,000 shares in December 2009 and approved by stockholders in January 2010. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of March 31, 2018, 9,200,000 options have been granted, with terms ranging from five to ten years, and 800,000 have been cancelled leaving a balance of 8,400,000 outstanding.

In March 2012, 3,500,000 stock options, with a term of five years, were granted outside of a stock option plan. In March 2017, the term of these options was extended for an additional five years.

In January 2013 the Board of Directors authorized the approval of a stock option plan covering 20,000,000 shares of common stock, which was increased to 60,000,000 shares in March 2013 and approved by stockholders in March 2013. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of March 31, 2018, 60,150,248 options have been granted, with terms ranging from five to ten years, 3,325,000 have been exercised and 3,283,334 have been cancelled, and 53,641,914 remain outstanding.

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

In the three quarters ended March 31, 2018 no options were canceled or expired.

Incentive Stock Options: The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes-Merton valuation model. The volatility is based on expected volatility over the expected life of thirty-six to sixty months. Compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the Company has reduced the cost for estimated forfeitures based on historical forfeiture rates, which were between 14% and 17% during the nine months ended March 31, 2018. As the Company has not historically declared dividends, the dividend yield used in the calculation is zero. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton model.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following assumptions were used for the periods indicated:

	Nine Months Ended
	March 31,
	2018	2017

Expected volatility	129.46%	140.73%
Expected dividend yield	-	-
Risk-free interest rates	2.62%	1.25%
Expected term (in years)	5.0	3.0 to 5.0

The computation of expected volatility during the nine months ended March 31, 2018 and 2017 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

A summary of the activity of the Company’s stock options for the nine months ended March 31, 2018 is presented below:

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of June 30, 2017	$0.09	87,716,914		$0.11	$2,073,012
Expired	-	-		-
Granted	0.06	900,000		0.06
Exercised	-	-		-
Cancelled	-	-		-

Balance as of March 31, 2018	$0.09	88,616,914	4.17	$0.11	$(3,199,002)

Vested and exercisable as of March 31, 2018	$0.08	75,425,497	4.20	$0.11	$(2,242,270)

Outstanding options at March 31, 2018, expire during the period October 2019 to June 2026 and have exercise prices ranging from $0.05 to $0.17.

Compensation expense associated with stock options for the three months ended March 31, 2018 and 2017 was $240,627 and $(76,259) respectively, and $655,528 and $664,530 for the nine months ended March 31, 2018 and 2017, respectively and was included in general and administrative expenses in the consolidated statements of operations.

At March 31, 2018, the Company had 13,191,417 shares of nonvested stock option awards. The total cost of nonvested stock option awards which the Company had not yet recognized was $944,862 at March 31, 2018. Such amounts are expected to be recognized over a period of 1.25 years.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock: To encourage retention and performance, the Company granted certain employees restricted shares of common stock with a fair value per share determined in accordance with conventional valuation techniques, including but not limited to, arm’s length transactions, net book value or multiples of comparable company earnings before interest, taxes, depreciation and amortization, as applicable. Generally, the stock vests over a 3-year period. A summary of the activity of the Company’s restricted stock awards for the three months ended March 31, 2017 is presented below:

	Number of
	Nonvested,	Weighted
	Unissued	Average
	Restricted	Grant Date
	Share Awards	Fair Value

Nonvested, unissued restricted shares outstanding at June 30, 2017	1,500,000	0.21
Granted	5,500,000	0.06
Vested	(7,000,000)	0.09
Forfeited	-	-

Nonvested, unissued restricted shares outstanding at March 31, 2018	-	$-

Compensation expense associated with restricted stock awards for the three months ended March 31, 2018 and 2017 was $343,509 and $(76,529), respectively, and $440,336 and $664,530 for the nine months ended March 31, 2018 and 2017, respectively, and was included in general and administrative expenses in the consolidated statements of operations.

The total cost of nonvested stock awards which the Company had not yet recognized was $0 at March 31, 2018.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(unaudited)

Net loss	$(2,736,682)	$(1,164,684)	$(7,584,340)	$(4,948,833)

Weighted average common shares outstanding:
Basic and diluted	428,394,955	339,943,771	401,191,882	333,385,603

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

NOTE 10- REVENUE

During the three months ending March 31, 2018, the Company recognized $1,000 revenues of compared with revenues of $2,500 recognized during the quarter ended March 31, 2017. For the nine months ended March 31, 2018, the Company recognized revenues of $12,870 from merchandise samples compared with revenues of $27,000 from recognized in the comparable period of 2017.

The Company has expended $28,823 during the three months ended March 31, 2018 and $160,329 during the nine months ended March 31, 2018 to complete the development of its patented quantum dots. In future quarters, it is expected that revenues will be earned as product is shipped.

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

Minimum royalties payable under the Solterra Rice License Agreement are expected to be due March 1, 2019, and each January 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. Such minimum royalty payments shall be credited against royalties due in each respective royalty year, January 1 to March 31, following the due date. Pursuant to the Solterra Rice License Agreement, as amended, Rice is entitled to receive, during the term, a royalty of 2-4% of adjusted gross sales for QDs sold in solar applications. Minimum royalties payable under the Solterra Rice License Agreement include $100,000 due March 1, 2019, $356,250 due January 1, 2020, $1,453,500 due January 1, 2021 and $3,153,600 each January 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index. Pursuant to the QMC Rice License Agreement, as amended, Rice is entitled to receive, during the term, a royalty of 7.5% of adjusted gross sales for QDs sold in electronic and medical applications. Minimum royalties payable under the QMC Rice License Agreement include $175,000 due March 1, 2019, $292,500 due January 1, 2020, $585,000 due January 1, 2021 and each January 1 of every year thereafter, subject to adjustments for changes in the consumer pricing index.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company expects to successful in the L2 and SBI litigation. The ultimate outcome is not determinable and as such, no liability has been recorded for this contingent liability at March 31, 2018.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Nine Months Ended
	March 31,
	2018	2017
	(unaudited)

Cash paid for interest	$29,023	$20,584

Cash paid for income taxes	$-	$-

The following is supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended
	March 31,
	2018	2017
	(unaudited)

Conversion of debentures into shares of common stock	$855,000	$250,000

Allocated value of common stock and warrants issued with convertible debentures	$602,544	$391,237

Debenture extension paid in shares of common stock	$167,354	$-

Stock and stock warrants issued for conversion of accrued salaries	$249,900	$-

Prepaid expense paid in shares of common stock	$1,242,232	$292,387

Prepaid expense financed with debt	$-	$210,000

Cancellation of shares	$-	$194

Financing of prepaid insurance	$12,738	$7,281

NOTE 14 – TRANSACTIONS WITH AFFILIATED PARTIES

At March 31, 2018 and 2017, the Company had accrued salaries payable to executives in the amount of $361,375 and $230,000, respectively.

During the year ended June 30, 2017, the Company issued a convertible debenture to a family member of a former key executive for proceeds of $200,000. This transaction is described in more detail in Note 5 under the heading April – June, August, October and November 2016 Convertible Debentures.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 15 - SUBSEQUENT EVENTS

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine-month periods ended March 31, 2018 and 2017 have been included.

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

Liquidity and Capital Resources

As of March 31, 2017, we had a working capital deficit of $(4,413,426) with total current assets and liabilities of $1,353,253 and $5,766,679, respectively. Included in the liabilities are $555,175 owed to our officers, directors and employees for services rendered and accrued through March 31, 2017, and $3,180,742 of net debentures. In view of our working capital deficit we have relied on financing through the issuance of common stock and convertible debentures and we expect that conversions of outstanding notes will reduce our working capital deficit in the future.

As of March 31, 2017, we have cash and cash equivalent assets of $16,073 primarily obtained from recent debt offerings and we will continue to incur losses in operations until we generate revenues from scaled up production. Over the past five years we have primarily relied on sales of common stock and debt instruments to support operations as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into securities of the Company. Management believes it will be necessary for the Company to rely on external financing to supplement working capital in order to meet the Company’s liquidity needs in fiscal year 2018 and 2017; the success of securing such financing on terms acceptable to the Company cannot be assured. The Company is seeking to raise to $2,000,000 in equity and/or debt financings to support operations over the next twelve months. These financings, plus the potential exercise of stock options and stock purchase warrants previously issued, coupled with material reductions in general & administrative expenses, should provide sufficient working capital to scale up to full production over the next nine months. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Nine Months Ended
	March 31,
	2018	2017

Operating activities	$(813,273)	$(1,782,458)
Investing activities	$(1,877)	$(32,871)
Financing activities	$778,612	$1,870,000

Operating Activities: Net cash used in operating activities was $813,273 for the nine months ended March 31, 2018 compared to $1,782,458 for the same period of 2017, a decrease of $969,185. The decrease was due to primarily driven by a decrease of general and administrative expenses and decreased in operating payments on accounts payable, and accrued expenses and offset by an increase in prepaid expenses, stock compensation and stock issued for services.

Investing Activities: Net cash used in investing activities was $1,877 for the nine months ended March 31, 2018 compared to net cash used by investing activities of $32,871 for the same period of 2017.

Financing Activities: Net cash provided by financing activities was $778,612 for the nine months ended March 31, 2018 compared to $1,870,000 for the same period of 2017, a decrease of $1,091,388. The decrease is primarily due to lower sales of common stock and issuances of convertible debentures and offset by higher principal payments during the nine months ended March 31, 2018.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes we will be able to meet our obligations and continue our operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to reflect the carrying value and classification of assets and liabilities should we be unable to continue as a going concern. As of March 31, 2017, we had not yet achieved profitable operations, had a working capital deficit of $(4,413,426) and expect to incur further losses in the development of the business, all of which casts substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017.

General and administrative expenses

During the three months ended March 31, 2018, the Company incurred $1,785,451 of general and administrative expenses compared with $737,022 incurred in the three-month period ended March 31, 2017, an increase of $1,048,429. The increase in general and administrative expenses was primarily due to increases in professional fees expense and stock-based compensation offset by a decrease compensation and legal and audit fees.

Included in general and administrative expenses for the three months ended December 3, 2018 and 2017 are the following:

	Three Months Ended March 31,
	2018	2017
G&A Expense Breakdown
Compensation	183,411	293,658
Stock-based compensation	863,058	(24,478)
Legal and audit	19,635	130,771
Travel	5,991	7,209
Corporate	130,450	184,379
Other professional fees	550,913	110,589
Depreciation	25,081	25,257
Amortization	6,912	9,637
	1,785,451	737,022

Research and development expenses

During the three months ended March 31, 2018, the Company incurred $28,823 of research and development expenses, a decrease of $107,963 from the $136,786 recorded for the three months ended March 31, 2017. The decrease is primarily due to decreased expenditures for lab equipment, chemicals and consumables in the San Marcos facility.

Beneficial conversion feature on convertible debenture

During the three months ended March 31, 2018 the Company incurred $506,415 of beneficial conversion expense compared to $102,797 recorded for the three months ended March 31, 2017. The increase in beneficial conversion expenses of $403,618 was due primarily to a triggering event, creating a down-round feature in certain debentures to be recognized during the three months ending March 31, 2017.

Interest expense, net

Interest expense recorded for the three months ended March 31, 2018 was $121,228 compared to $90,013 in the three months ended March 31, 2017, a decrease of $31,215. The increased interest expense recorded in the three months ending March 31, 2017 was primarily related to decrease of principal of the 8% interest rate on the debentures of outstanding convertible debentures, and interest recorded due to debenture extensions.

Accretion of debt discount

During the three months ended March 31, 2018 the Company recorded $295,765 of accretion of debt discount expense, an increase of $195,199 from the $100,566 recorded for the three months ended March 31, 2017. The increase in accretion of debt discount expense is primarily related to the issuance of the convertible debentures during the quarter.

The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Statement of Operations Information:

Revenues	$1,000	$2,500
General and administrative	1,785,451	737,022
Research and development	28,823	136,786
Change in fair value of derivative liabilities	-	-
Beneficial conversion expense	506,415	102,797
Interest expense, net	121,228	90,013
Accretion of debt discount	295,765	100,566

Nine Months Ended March 31, 2017, Compared to Nine Months Ended March 31, 2016.

General and administrative expenses

During the nine months ended March 31, 2018, the Company incurred $4,679,293 of general and administrative expenses compared with $3,750,806 incurred in the nine-month period ended March 31, 2017, an increase of $928,487. The increase in general and administrative expenses was primarily due to increases in professional fees and stock-based compensation offset by a decrease other professional compensation and legal and audit fees.

Included in general and administrative expenses for the nine months ended March 31, 2018 and 2017 are the following:

	Nine Months Ended March 31,
	2018	2017
G&A Expense Breakdown
Compensation	688,978	1,294,852
Stock-based compensation	1,374,787	822,174
Legal and audit	418,545	557,696
Travel	9,666	30,639
Corporate	428,572	479,604
Other professional fees	1,658,017	464,721
Depreciation	74,591	72,209
Amortization	26,137	28,911
	4,679,293	3,750,806

Research and development expenses

During the nine months ended March 31, 2018, the Company incurred $160,329 of research and development expenses, a decrease of $248,259 from the $408,588 recorded for the nine months ended March 31, 2017. The decrease is primarily due to decreased expenditures for lab related equipment, chemicals and consumables in the San Marcos facility.

Beneficial conversion feature on convertible debenture

During the nine months ended March 31, 2018 the Company incurred $1,275,017 of beneficial conversion expense compared to $197,095 recorded for the nine months ended March 31, 2017. The increase in beneficial conversion expenses of $1,077,922 was due primarily to issuance of new convertible debentures, and two triggering events creating down-round features in certain debentures to be recognized during the nine months ending March 31, 2017.

Interest expense, net

Interest expense recorded for the nine months ended March 31, 2018 was $976,768 compared to $218,921 in the nine months ended March 31, 2017, an increase of $757,847. The increased interest expense recorded in the nine months ending March 31, 2018 was primarily related to the 8% interest rate on additional debentures of outstanding convertible debentures, recognition of additional debt discount related to certain debt, and interest recorded due to debenture extensions.

Accretion of debt discount

During the nine months ended March 31, 2018 the Company recorded $1,020,772 of accretion of debt discount expense, an increase of $620,349 from the $400,423 recorded for the nine months ended March 31, 2017. The increase in accretion of debt discount expense is primarily related to the issuance of the convertible debentures during the quarter.

The following table sets forth our consolidated results of operations for the periods indicated:

	Nine Months Ended
	March 31,
	2018	2017
Statement of Operations Information:

Revenues	$12,870	$27,000
General and administrative	4,679,293	3,750,806
Research and development	160,329	408,588
Change in fair value of derivative liabilities	(514,969)	-
Beneficial conversion expense	1,275,017	197,095
Interest expense, net	976,768	218,921
Accretion of debt discount	1,020,772	400,423

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at December 3X, 2017.

Change in Accounting Staff

Subsequent to March 31, 2017 and prior to the filing of this Form 10-Q, there has been a complete change in the Company’s accounting staff, including the Chief Financial Officer. Prior to March 31, 2017, the Chief Executive Officer (“CEO”) and the prior Chief Financial Officer (“CFO”) conducted an evaluation of the Company’s disclosure controls and internal controls which include a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in quarterly and annual reports. In the course of the evaluation, the CEO and CFO will seek to identify data errors, control problems, acts of fraud, and if appropriate, then seek to confirm that appropriate corrective action, including process improvements to be undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-Q and annual reports on Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure controls and internal controls, and to make modifications if and as necessary.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company was served in Hays County, Texas in a compliant for breach of contract in February 2017. In April 2017 the Company settled this complaint for $129,000 payable over a 4-month period. The entire $129,000 was accrued as an expense during the three-month period ending December 3X, 2017.

See “Note 12” regarding pending litigation.

Item 1A. Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From July 1, 2017 to March 31, 2017, we had the following sales and issuances of unregistered equity securities:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchases	Exemption from Registration Claimed	If Option, Warrant or Convertible Security,Terms of Exercise or Conversion

July 2017	Common Stock	2,500,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
July 2017	Common Stock	1,666,667	Shares issued upon conversion of $200,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
July 2017	Common Stock	88,401	Shares issued in exchange for $10,608 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
July 2017	Common Stock	1,000,000	Shares issued with convertible promissory note	Section 4(2); and/or Rule 506	Not applicable
July 2017	Common Stock	1,000,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
July 2017	Common Stock Warrants	250,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through July 19, 2020
August 2017	Common Stock	250,000	$20,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2017	Common Stock	833,333	Shares issued upon conversion of $100,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
August 2017	Common Stock	66,667	Shares issued in exchange for $8,000 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
September 2017	Common Stock	1,650,000	Shares issued with convertible promissory note	Section 4(2); and/or Rule 506	Not applicable
September 2017	Common Stock Warrants	2,375,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through September 11 - 26, 2020
October 2017	Common Stock	2,000,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
October 2017	Common Stock	416,667	$40,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2017	Common Stock	10,735,060	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2017	Common Stock	2,333,334	Shares issued upon conversion of $280,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2017	Common Stock	95,414	Shares issued in exchange for $11,449 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
November 2017	Common Stock Warrants	529,082	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.15 per share through November 7 - 13, 2022
December 2017	Common Stock	2,041,667	Shares issued upon conversion of $245,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2017	Common Stock	121,844	Shares issued in exchange for $14,621 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2017	Common Stock	7,435,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2017	Common Stock	550,000	$33,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
December 2017	Common Stock	1,000,000	Shares issued with convertible promissory note	Section 4(2); and/or Rule 506	Not applicable
December 2017	Common Stock Warrants	250,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through December 27, 2020
January 2018	Common Stock	499,999	$60,000 cash received; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
January 2018	Common Stock	332,420	Shares issued in exchange for $19,946 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
January 2018	Common Stock	1,500,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
January 2018	Common Stock	1,000,000	Shares issued as stock-based compensation; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
January 2018	Common Stock Warrants	8,183,334	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.03 per share through January 2, 2023
February 2018	Common Stock	4,520,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2018	Common Stock	3,500,000	Shares issued for debenture extensions; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2018	Common Stock	250,000	Shares issued upon conversion of $30,000 of debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2018	Common Stock	32,274	Shares issued in exchange for $3,873 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2018	Common Stock	1,500,000	Shares issued with convertible promissory note	Section 4(2); and/or Rule 506	Not applicable
February 2018	Common Stock	500,000	Shares issued as stock-based compensation; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
February 2018	Common Stock Warrants	500,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through February 8, 2021
March 2018	Common Stock	3,000,000	Shares issued with convertible promissory note	Section 4(2); and/or Rule 506	Not applicable
March 2018	Common Stock	5,500,000	Shares issued as stock-based compensation; no commissions paid	Section 4(2); and/or Rule 506	Not applicable
March 2018	Common Stock Options	900,000	Issuance of stock options	Section 4(2); and/or Rule 506	Options exercisable at $0.06 per share through March 15, 2023
March 2018	Common Stock Warrants	1,000,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through March 6 - 23, 2021

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits (items indicated by an (*) are filed herewith)

The following exhibits are all previously filed in connection with our Form 8-K filed November 10, 2008, unless otherwise noted.

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 15, 2008, by and among Quantum Materials Corp., Solterra Renewable Technologies, Inc., the shareholders of Solterra and Greg Chapman, as Indemnitor.

3.1	Articles of Incorporation. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007.)
3.2	2010 Amendment to Articles of Incorporation. (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014.)

3.3	2013 Amendment to Articles of Incorporation. (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014.)

3.4	Bylaws. (Incorporated by reference to Form SB-2 Registration Statement filed October 5, 2007.)

10.1	License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. dated August 20, 2008.

10.2	Letter dated October 2, 2008 from Rice University amending the License Agreement contained in Exhibit 10.1.

10.3	Agreement with Arizona State University executed by ASU on October 8, 2008 and executed by Solterra on September 18, 2008.

10.4	Letters dated November 5, 2009 and November 5, 200 amending Rice University Agreement. (Incorporated by reference to Form 10-K filed for the year ended June 30, 2009.)

10.5	License Agreement between The University of Arizona and the issuer dated July 2009. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2009.)

10.6	Letter dated December 16, 2010 from Rice University amending the License Agreement contained in Exhibit 10.1 (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010.)

10.7	Amendment to Exclusive Patent License Agreement between University of Arizona and Solterra Renewable Technologies (i.e. amendment to exhibit 10.7). (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010 filed on February 14, 2011.)

10.8	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K dated September 19, 2013.)

10.9	License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K dated September 19, 2013.)

10.10	Second Amendment to Issuer’s Agreement with University of Arizona. (Incorporated by reference to Form 10-K for the fiscal year ended June 30, 2012.)

10.11	Employment Agreement — Stephen Squires. (Incorporated by reference to Form 8-K filed January 23, 2013.)

10.12	Employment Agreement — David Doderer (Incorporated by reference to Form 8-K filed January 23, 2013.)

10.13	Employment Agreement – Craig Lindberg (Incorporated by reference to Form 8-K filed June 17, 2015.)

10.14	Agreement with Christopher Benjamin, former officer/director (Incorporated by reference to Form 10-Q for the quarter ended March 31, 2015.)

10.15	Amended and Restated Employment Agreement – Stephen Squires (Incorporated by reference to Form 8-K filed December 15, 2015.)

10.16	Amended and Restated Employment Agreement – David Doderer (Incorporated by reference to Form 8-K filed December 15, 2015.)

10.17	Amended and Restated Employment Agreement – Craig Lindberg (Incorporated by reference to Form 8-K filed December 15, 2015.)

10.18	Amended License Agreement by and between William Marsh Rice University and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K filed April 1, 2016.)

10.19	Amended License Agreement by and between William Marsh Rice University and Quantum Materials Corp. (Incorporated by reference to Form 8-K filed April 1, 2016.)

10.20	Amended License Agreement by and between The University of Arizona and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K filed June 9, 2016.)

10.21	Employment Agreement – Sri Peruvemba (Incorporated by reference to Form 8-K filed June 16, 2016.)

10.22	Amended and Restated Employment Agreement – Stephen Squires (Incorporated by reference to Form 8-K filed June 16, 2016.)

10.23	Amended and Restated Subscription Agreement dated January 15, 2015 by and among Quantum Materials Corp., Carson Diversified Investments, LP and Carson Haysco Holdings, LP. (Incorporated by reference to Form 8-K filed October 14, 2016.)

10.24	Agreement dated October 10, 2016 by and among Quantum Materials Corp., Carson Diversified Investments, LP and Carson Haysco Holdings, LP. (Incorporated by reference to Form 8-K filed October 14, 2016.)

10.25	Resignation Agreement of Sriram Peruvemba dated December 22, 2016. (Incorporated by reference to Form 8-K filed December 30, 2016.)

10.26	Resignation Agreement of Craig Lindberg dated as of February 1, 2017. (Incorporated by reference to Form 8-K filed February 3, 2017.)

21.1	Subsidiaries of Registrant listing state of incorporation (Incorporated by reference to Form 10-K for fiscal year ended June 30, 2011.)

31(a)	Rule 13a-14(a) Certification — Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification — Principal Financial Officer *

32(a)	Section 1350 Certification — Principal Executive Officer *

32(b)	Section 1350 Certification — Principal Financial Officer *

101.INS	XBRL Instance Document *

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM MATERIALS CORP.

Date: September 6, 2018	/s/ Stephen Squires
Stephen Squires
Principal Executive Officer

Date: September 6, 2018	/s/ Robert A. Phillips
Robert A. Phillips
Principal Financial Officer

