Form 10-K
period 2018-06-30
QUANTUM MATERIALS CORP.
filed 2018-10-16
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]. No [X].

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of December 31, 2017, of the 402,772,972 outstanding shares of common stock, the number of shares held by non-affiliates was approximately 375,069,671 shares with an aggregate market value of approximately $26,254,877 based upon the closing price of $0.07 of our common stock as of the close of business on December 29, 2017.

As of October 9, 2018, the issuer had 456,727,981 shares of common stock, $0.001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

QUANTUM MATERIALS CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2018

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

The foregoing list of factors is not exhaustive and new factors may emerge or changes to these factors may occur that would impact our business and cause actual results to differ materially from those expressed in any of our forward looking statements. Additional information regarding these and other factors may be contained in our filings with the Securities and Exchange Commission, including on Forms 10-Q and 8-K. All forward-looking statements involve risks, assumptions and uncertainties. The occurrence of the events described, and the achievement of the expected results, depends on many events, some or all of which are not predictable or within our control. If one or more events related to these or other risks or uncertainties materialize, or if management’s underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all. Accordingly, you should not place undue reliance on these forward-looking statements.

We qualify all the forward-looking statements contained in this Form 10-K by the foregoing cautionary statements. Throughout this Form 10-K, unless otherwise designated, the terms “we”, “us”, “our”, the “Company”, our “Company”, “QMC” and “Quantum” refer to Quantum Materials Corp., a Nevada corporation and its subsidiaries.

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

QDs were first discovered in the early 1980s and the industry has developed to the point where QDs are now being used in an increasing range of applications, including televisions and displays, light emitting diode (“LED”) lighting (also known as solid-state lighting), and in the biomedical industry. LG, Samsung, and other companies have recently launched new televisions using QDs to enhance the picture color quality and power efficiency. A number of major lighting companies are developing product applications using QDs to create a more natural light for LEDs. The biomedical industry is using QDs in diagnostic and therapeutic applications; and applications are being developed to print highly efficient photovoltaic solar cells in mass quantities at a low cost.

QDs also have applications in solar cells, where their characteristics enable conversion of light energy into electricity with the potential for significantly higher efficiency than existing technologies. In traditional solar cells, a photon can only be converted into a fixed amount of energy per photon, regardless of the photon’s total energy. Excess energy is converted to heat which further lowers the efficiency of the panel. QD-based solar cells have the potential to significantly exceed this efficiency because QDs are capable of generating multiple electrons per photon strike rather than converting the extra energy of high energy photons to heat as in the case of traditional solar cells. QD solar cells can also convert the infrared portion of the spectrum that is not absorbed by traditional solar cells. These attributes make the theoretical maximum efficiency of QD solar cells substantially higher that of traditional silicon solar cells. We believe the use of QDs in solar cells will create the opportunity for a step change in efficiency and performance in printed photovoltaic cells.

A key challenge for the quantum dot industry has been and may continue to be its ability to scale up production volumes sufficiently to meet growing demand for QDs while maintaining product quality and consistency and reducing the overall costs of supply to stimulate new applications. QDs remain an expensive product, but we anticipate rapid growth of the QD market.

History of the Company

QMC was formed in January 2007, as a Nevada corporation under the name “Hague Corp.” and its shares began trading in the over-the-counter market in the fourth calendar quarter of 2008. The original business of Hague Corp. was the exploitation of mineral interests. Solterra, a Delaware corporation, was formed in May 2008 by Mr. Stephen Squires, our Chief Executive Officer, and other shareholders to develop quantum dot applications in the solar cell industry. Solterra was acquired by Hague Corp. in November 2008, pursuant to a merger transaction wherein the shareholders of Solterra exchanged their shares of common stock in Solterra for shares of common stock in Hague Corp., and Solterra became a wholly-owned operating subsidiary of Hague Corp. Upon the closing of the merger, Hague Corp. changed its business from the exploitation of minerals to the development of QDs, and subsequently changed its name to “Quantum Materials Corp.” in 2010.

In October 2008, Solterra also entered into a license agreement with the University of Arizona, which was later amended, (the “UA License”) pursuant to which Solterra has been granted exclusive rights to use the University of Arizona’s patented screen-printing techniques in the production and sale of organic light emitting diodes (“OLEDs”) incorporating QDs in printed electronic displays and other printed electronic components. This technology was developed at University of Arizona by Dr. Ghassan Jabbour, a member of the Company’s Board of Directors.

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

In 2013, the Company opened the Wet Lab in San Marcos, Texas at Star Park, an extension of Texas State University. In 2014, the first piece of manufacturing equipment was delivered to the Wet Lab. The capacity of the initial unit was approximately 250kg of QDs or TQDs per year and was intended to be used for internal research and development purposes although it also can be used for commercial production.

In 2014, the Company acquired a patent portfolio from Bayer AG that included patents and patent applications covering the high-volume manufacture of QDs, including heavy metal-free compositions, various methods for enhancing quantum dot performance, and a quantum dot based solar cell technology (the “Bayer Patents”).

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

The Bayer Patents, the UA License, organically developed technologies and our proprietary continuous flow manufacturing process comprise our fundamental asset platform. We believe that the intellectual property and proprietary technologies position the us to become a leader in the overall nanomaterials and quantum dot industry, and a preferred supplier of high performance QDs and TQDs to an expanding range of applications.

In 2016, Mr. Squires returned as President and CEO and implemented a cost reduction initiative streamlining the G&A overhead and devoting more resources to R&D and commercialization readiness. These efforts have resulted in further optimization of the chemistry and the products. Through this refinement, we have been able to double the through put of our current production equipment from 2000 Kg of QDs per year to 4,000 Kg of QDs per year. All of our discoveries are purposely developed to be compatible with our patented flow manufacturing process. Management believes that this and a number of other material performance enhancement discoveries made by us provide us with the ability to provide industry leading material performance at a very competitive price point.

Business Opportunities

The following outlines the business opportunities that the Company has pursued over the last few years:

●	Entered into a licensing agreement to establish quantum dot production and solar film production in Asia;

●	Expanded range of quantum dot base materials to include carbon quantum dots.

●	Initiated collaborations with a number of LED and Micro LED companies;

●	Developed stabilized cadmium free QDs and encapsulation process for remote phosphor LED applications and surpassed 8,000 hours continuous on time without measurable degradation;

●	Reduced QD process cost by more than 45% and doubled annual production throughput capacity using existing process equipment and expanded capability to include Pervoskite quantum dots;

●	Significantly improved emission color purity by narrowing the color wavelength, tuning the emission wave length and increasing the quantum yield (brightness) of our cadmium-free QD optical materials focused on display applications. These improvements have resulted in Rec. 2020 coverage in excess of 86%;

●	Initiated collaborations for QD enhanced display film with numerous film companies including one of the world’s largest multinational chemical company;

●	Developed blue cadmium-free high-performance QDs;

●	Develop the first 100% quantum yield cadmium-free red QDs;

●	Developed and began producing a range of plasmonic particles targeting specialized lighting and thermal management application in the automotive and commercial glass industry;

●	Obtained an intellectual property portfolio of 50+ patents and applications granted, filed, or in preparation, including issued patents acquired from third parties, including those covering high volume production of QDs, including cadmium-free quantum dots, quantum dot enhancement technologies and quantum dot solar cell technologies;

●	Expanded the number of display optical film companies that we are now in collaboration with and increased sample deliveries;

●	Continued product development with leading global optical film manufacturers;

●	Developed and began producing nano-materials for specialty lighting, nano-bio, energy storage, anti-counterfeiting, and other emerging applications; and

●	Established a nanomaterials laboratory facility for research, development and production in Texas.

We can provide no assurances that our efforts to date will result in the grant of patents for proprietary processes or result in future sales and/or profitable operations.

A uniquely performing variant of QDs are. TQDs have a molecular configuration consisting of a center portion and four arms extending from the center that are equally spaced in three dimensions. TQDs have material advantages over standard spherical QDs where both absorption of photons and charge transport are enhanced by the legs of the tetrapod which effectively serve as trillions of antennae for light. Their unique architecture and shape also promotes more uniform distances between the dots, which helps to eliminate the problem of aggregation. TQDs are more costly and difficult to produce in quantity using known methods, with the exception of our patented flow technology.

Initially, our principal business emphasis was on the development of tetrapod quantum dots (“TQDs”) for solar cell applications through Solterra. TQDs are a variant of QDs with material advantages over standard spherical QDs, particularly in solar panel applications. The solar cell market became increasingly volatile, with prices eroding due to the influx of subsidized products from outside the United States. We believe that we are well-positioned to bring a solar cell to market with sufficiently high conversion efficiency that, when combined with our low- cost proprietary manufacturing process, will result in a product capable of producing energy at a competitive cost per watt compared to existing solar cell technology and at a scale that will meet growing market demand for distributed, sustainable energy.

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

QMC’s automated continuous process: Unlike the more labor-intensive batch processes described above, we use a continuous manufacturing process to produce QDs and TQDs. We Believe that this patented process and chemistry provides advantages to other methods such as more precise control of process variables which leads to improved quality control. We believe that by using this method yields are higher and manufacturing costs are lower as compared to other methods. We also believe that we are the only company to successfully deploy continuous flow technology in the large-scale manufacturing of highly uniform QDs of both cadmium-based, cadmium-free and a number of other elemental chemistries.

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

Major Market Segments

TVs, Displays, and Other Optoelectronics. This market is comprised principally of quantum dot LCD displays (“QDLCDs”) for televisions, computers, cell phones, tablets and various other applications. In QDLCDs, QDs are used to down convert some of the blue light from the LED backlight directly to green and red light allowing for the creation of more vibrant colors and energy savings as compared to a traditional LCD TV/display. Unlike OLEDs which are extremely expensive to produce and require massive manufacturing capital expenditures, QD films are a drop-in solution for LCD manufacturers using existing infrastructure allowing for OLED-like color performance at significantly lower capital investment. LCD TVs make up the vast majority of new TV shipments, and we expect this proportion to grow. Samsung and several other OEMs are currently shipping televisions using QDs to enhance the color quality and power efficiency.

Lighting. In the lighting market, companies began to commercialize quantum dot LEDs in 2013 with significant R&D occurring among manufacturers of solid-state lighting. While companies have launched quantum dot LED lamps, the market for quantum dot LED lamps and the other lighting products is still relatively small. We believe QD-based LED lighting will be a highly competitive replacement for currently available compact florescent and LED lighting, as QD technology provides greater power efficiency and the ability to tune the light spectrum to emit light that is the most pleasing and/or appropriate for the application.

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

We anticipate that the biggest growth sectors for QDs will be in TVs, displays, sold-state lighting, and solar cells. Other current and potential applications for QD include nano-bio, commercial glass, batteries, security inks, sensors, lasers, and paints. QDs remain an expensive product. Although the high cost has slowed market growth, we believe the recent growth of mass manufacturing is quickly easing the cost constraints.

Current Position

Since January 2017, we have continued to reduce overhead costs and fine-tuned our operations. These efforts have enabled us to achieve the highest optical performance for cadmium free quantum dots in the company’s history. In addition, we have expanded the color range to now include blue in addition to red and green. While achieving extraordinary performance is important, management believes that being able to produce these materials repeatedly and at a low price point is the formula for success, and we have made these performance improvements while also doubling throughput and further reducing production. While we have been developing the infrastructure to support volume production, we have also explored the possibility of both a joint venture model and a licensing model and we believe there are merits to these models and we have begun to explore both of these options for the company to rapidly enter the revenue stage.

Widespread, rapid adoption of quantum dots by the display industry or in other markets may cause supply pressure that will need to be met with significant increases in available production capability. While we believe our current manufacturing capacity of approximately 4 metric tons per year is as big, if not bigger, than our largest competitors, we also realize that there are other challenges developing a supply chain and completing vendor qualifications that can be very time consuming. We believe a licensing model with a top tier chemical company could allow us to rapidly expand our market reach and capture substantially more market. We believe our low-cost high-volume manufacturing process is ideally positioned to meet these requirements. This is anticipated to be a key advantage to the Company to meet market demand and drive increased revenue.

The advantages and benefits of our automated production process and equipment are:

●	large scale production with a compact footprint;

●	less manpower and time needed for cost savings;

●	economies of scale leading to lower costs;

●	high production yield with little post-processing;

●	Rapid R&D and improved quality control for higher uniformity; and

●	assurance of backup systems for continuous supply.

Sales and Marketing Overview

During the past year, we have made significant progress in the development of QDs for use in electronic display applications, in particular for LCD TV applications. With a focus on cadmium free QDs, we have been developing technologies aimed at meeting key customer requirements, and we have been shipping product to customers for use, testing, and film integration.

Our discussions with chemical companies, film manufacturers, and OEMs in the display industry provide strong evidence that the market opportunity is substantial and that our business plan is aligned with the customers’ product specification needs. While we are pursuing applications in several other markets as well, we believe that the display industry represents the most substantial and most immediate opportunity. We further believe that our advantages in delivery of large volumes of high quality, high performance QDs and other nanomaterials via our patented continuous production process makes us an attractive supplier. While we continue to pursue direct sales opportunities, we are also actively marketing a licensing model to top tier chemical companies

In January 2018 the Company engaged Canaccord Genuity to provide financial advisory and investment banking services as the Company may reasonably request. The Company believes such advisory services will be instrumental as we explore licensing, merger and JV opportunities.

Operational Overview

Our operations are located in San Marcos, Texas at the Star Park Technology Center, an extension of Texas State University (“TSU”). This location provides us with space for future expansion and with convenient access to TSU faculty and specialized laboratory facilities and equipment that can support joint research and development efforts with Texas State University. Located 30 miles south of Austin, Texas, the San Marcos facility is also in close proximity to a number of leading companies in the electronics, lighting, solar, and life sciences markets. The company is also exploring the possibility of relocating to a standalone facility that will better facilitate our ability to produce micro reactors to support licensing and joint venture opportunities and also allow us to reduce fixed overhead cost.

We have recently achieved commercial-scale continuous manufacturing equipment at the San Marcos facility and now have the capacity to produce more than four metric tons (4,000kg) per year of nanomaterials for supply to our customers. Management believes that the production capacity of the San Marcos facility is similar to, or greater than its largest competitors’ factories which are much larger and require significantly larger capital expenditures to build and labor expense to operate. This efficiency is the direct result of our patented continuous flow process and proprietary manufacturing know how and equipment. While we plan to work extensively with our current providers of equipment, we own all rights to the designs and intellectual property resulting from the development projects and could contract with one or more other competent suppliers of equipment or build the manufacturing equipment in-house, if necessary. This also holds true in the event we are successful negotiating a licensing agreement with a significant chemical company, in which case we would likely be responsible for managing their scale up efforts.

We expect to commence generating revenues from licensing agreements, joint ventures and/or the production of materials at the San Marcos facility in the fourth quarter of fiscal year 2019. In the event we secure a license agreement we anticipate an upfront licensing payment to the company with ongoing royalty payments. Revenues from materials manufactured by the company are expected to be modest at first and will be dependent upon our ability to generate purchase orders from development partners.

Our ongoing research and development functions are considered key to maintaining and enhancing our competitive position in the growing nanomaterials and QD market. Nanomaterials and QD technology continue to evolve, with new discoveries and refinements being made on an ongoing basis. We intend to be at the forefront of technological development and will focus a significant part of our efforts on this, as it has done historically. Continuing R&D activities at the San Marcos facility and our collaboration with Texas State University, University of Arizona, and the numerous other research centers and departments with which we have relationships will be important aspects of the Company’s strategy. We intend to increase its development of quantum dot solar cells in 2018/19 and are currently considering re-establishing our solar cell development in closer proximity to strategically significant solar technology resources.

Our key assets include patents, proprietary high-volume process equipment technology, licenses and other intellectual property rights, our knowhow and the expertise, capabilities, and relationships brought to us by our the Company by its management team. We are implementing a comprehensive patent strategy will put additional focus on building out our intellectual property portfolio and licensing rights.

Patent licenses with University of Arizona include provisions for milestones and milestone payments. To date, such payments have been waived and/or extended by University of Arizona, illustrating the support the university has given us as we have attempted to advance our business with measured resources. Solterra plans to utilize our patented low-cost, high-volume quantum dot production combined with carbon QD and TQD technology to commercialize QD solar cells at a fraction of the cost of current silicon based solar cells.

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

Employees

We have traditionally operated with limited resources and infrastructure. As of the date of this Form 10-K, we have 9 employees, including 4 full time employees the management team.

Competition

The commercial nanomaterials industry and more specifically, the quantum dot industry, is relatively young and undeveloped, with a number of small competitors attempting to establish themselves in different segments by employing one or more competitive strategies. We believe that competition among these companies is based on the following factors:

●	Product quality and performance characteristics: Manufacturers who will incorporate QDs in specific applications will carefully consider the quality, characteristics and physical properties of the QDs for efficacy in their targeted applications. This includes but is not necessarily limited to the following factors: the consistency of dots from batch to batch; resistance to degradation of performance characteristics by heat, oxygen, moisture, and luminous flux; brightness of emissions; purity of emissions; effective life spans; volume of dots necessary to produce the intended result; special characteristics such as dual emission capabilities; whether or not the QDs contain cadmium or other heavy metals or other hazardous compounds; the time needed to expand capacity; and the location of capacity relative to the manufacturer or ability to locate capacity nearby.

●	Volume: Before a manufacturer makes the commitment and dedicates capital and marketing resources to incorporate QDs in its end product, it must be confident that the volume of QDs it can obtain from a supplier will be sufficient to meet production needs in the short term and long term, including substantial growth following a successful new product launch. The strategies employed by a quantum dot company to scale production rapidly are critical to its attracting commercial users for its product, regardless of the quality of its QDs.

●	Price: The price at which QDs can be delivered for incorporation into a new product will dictate the rate at which new applications can be developed and supported. High prices have historically restricted the market for QDs to only the highest value uses such as in the life sciences, while the potential for lower prices of supply appears to be opening many new markets.

●	Continuing R&D and Product Improvements: Research and industry relationships are important to ensure a quantum dot company stays on the leading edge of technological development and commercialization. R&D is supported by collaboration with academic institutions or industrial companies. The Company spent $188,274 and $1,006,214 on research and development in fiscal years 2018 and 2017 respectively, a decrease of $817,940. None of these costs were borne by customers.

We believe we are well positioned in all four areas described above. We believe our QDs, including cadmium/heavy metal-free QDs, meet or exceed our competitors’ current brightness and light purity specifications, and our patented continuous manufacturing process allows us to produce large volumes at competitive price points while also giving us the ability to quickly scale up capacity and locate it anywhere in the world it is needed. Lastly, our continuing relationships with universities such as University of Arizona, and Texas State University, private and public labs and our approach to joint development ventures should enable us to achieve and maintain a leading position in R&D and commercialization of new products.

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

Bayer Patents

In 2014, we acquired several patents and patent applications in five diverse sets of patent families from Bayer Technology Services GmbH, (the “Bayer Patents”). The Bayer Patents provide broad intellectual property protection for advances we have achieved in economical high-volume QD manufacturing. In addition, the Bayer Patents cover volume production technology for heavy metal-free QDs and nanoparticles; increasing quantum yields; heavy metal-free QDs; and hybrid organic quantum dot solar cell (“QDSC”) production as well as a surface modification process for increased efficiency of high-performance solar cells and printed electronics.

Agreement with University of Arizona

Solterra entered into an exclusive Patent License Agreement with the University of Arizona (“UA”) in July 2009. On November 22, 2017, Solterra memorialized prior oral agreements and entered into an amended license agreement with UA. Pursuant to the UA License Agreement, as amended, Solterra is obligated to pay minimum annual royalties of $50,000 by January 31, 2019, $125,000 by June 30, 2019 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the consumer price index. Such minimum royalty payments shall be credited against royalties due in each respective royalty year, July 1 to June 30, following the due date. Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. As of June 30, 2017, and 2018, no royalties have been accrued for this obligation.

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

Governmental Approvals

Chemical substances manufactured in the Unites States in quantities of 10,000 kilograms or less per year are exempt from full premanufacture notice (“PMN”) review under section 5 of the Toxic Substances Control Act (“TSCA”). Low Volume Exemption (“LVE”) substances undergo a 30-day review. During fiscal year 2017, we applied for and received an LVE.

Item 1A. Risk Factors

Not Applicable

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

Item 3. Legal Proceedings

The Company was served in Hays County, Texas in a complaint for breach of contract in February 2017. In April 2017, the Company settled this complaint for $129,000 payable over a four-month period. As of the filing date of this Form 10-K, the balance in arrears is approximately $53,000 plus interest and other charges which has been accrued at June 30, 2018. The Company repaid $237,300 in principal plus interest to L2 Capital LLC and $101,700 plus interest to SBI Investments LLC on September 30, 2017, and $149,555 plus interest to L2 Capital LLC and $64,095 plus interest to SBI Investments LLC on November 3, 2017, respectively.

CAUSE NUMBER 17-2033; Hays County, Texas

Two lenders, SBI Investments LLC, 2014-1, and L2 Capital, LLC, asked the Company’ transfer agent, Empire Stock Transfer, Inc., to set aside fifty-million (50,000,000) shares of stock as collateral for four loan agreements the Company had entered into in late March 2017. This joint request occurred despite the fact that or about September 30, 2017 Quantum had repaid $339,000 (plus accrued interest of $10,170) on two of the loans. Subsequently, in November 2017, the Company also repaid $213,650 and $8,636 of accrued interest on two of the remaining loans on their due dates.

Quantum filed suit for an injunction to stop the release of the stock on September 28, 2017. The two lenders, SBI Investments LLC, 2014-1 (SBI), and L2 Capital, LLC (L2), hired the national law firm of K&L Gates to stop the injunction; problematically, this same firm had previously represented the Company. The Company filed a motion to disqualify the law firm for that conflict, and they subsequently withdrew.

SBI and L2, with new counsel, and Cleveland Terrazas PLLC, brought suit against the Company on October 10, 2017 for $1.5 million on the four notes that had been repaid and were not in actual default, though SBI Investments LLC, 2014-1, and L2 Capital, LLC claimed technical defaults. The court in Hays County granted the Company’s temporary injunction and set the full case for trial. The next day, SBI Investments LLC, 2014-1, and L2 Capital, LLC dismissed their suit against the Company and refiled similar actions in Kansas and Florida on the notes claiming that one note was paid on a Monday when it was due on a Sunday, demanding late payment in stock (they refused cash), and another was paid on a Friday when it was due Saturday, claiming a pre-payment penalty. All three suits are related to the same transactions. The lenders claim 140% interest, attorney’s fees, 20 million shares of stock, and damages. The Company maintains all loans have been paid timely.

The Company denies all the above-mentioned allegations and will vigorously defend all claims.

CAUSE NUMBER: 17CV06093; Johnson County, Kansas

The Kansas lawsuit, instituted on October 30, 2017, is based on the same nucleus of facts. The putative default is the failure to properly and timely file a Form S-1 with the SEC. Three causes of action are alleged: the first is breach of contracts regarding the Registration Rights Agreement against the Company; the second claim is for breach of contract of the first L2 promissory note against the Company; the final claim is for breach of contract regarding the second L2 promissory note against both the Company and Stephen Squires, individually.

The Company denies all the above-mentioned allegations and will vigorously defend all claims.

CAUSE NUMBER: 2017-025283-CA-01; Miami-Dade County, Florida

The Florida lawsuit, instituted on October 30, 2017, largely mirrors the suit in Kansas; defaults are alleged as follows:

On July 6, 2017, the Company filed a revised Form 10-Q/A report (the Report) with the SEC, restating its financial statements. In comparison to the unrestated financial statement previously filed by the Company, SBI alleged that the Revised Report materially and adversely affects SBI’s rights with respect to the notes, constituting a breach of each of the notes. Furthermore, because each note contains a cross-default clause, SBI alleged that each of the Company’s breaches of a specific note also constituted a breach of every other note.

On July 27, 2017, the Company’s auditor resigned, and the Company replaced its auditor without seeking or obtaining the consent of SBI. SBI alleged that this replacement of the Company’s auditor constituted a breach of the SBI notes, and because each note contains a cross-default clause, of every other note.

The Company denies all of the above-mentioned allegations and will vigorously defend all claims.

The case was reheard in late March 2018 and a 45-day continuance was decided resulting in an April 30, 2018 rehearing. After a day of litigation in San Marcos, the Company’s motion to enjoin L2 and SBI and prevent them from obtaining stock before a full trial on the merits was granted on October 27, 2017, by Judge Gary Steel. L2 and SBI objected to the injunction and appealed to the Third Court of Appeals in Austin, TX. On March 8, 2018, in a unanimous opinion, the Third Court of Appeals denied the appeal, sustained the injunction in favor of the Company and awarded costs of court.

On March 29, 2018, at a discovery hearing, wherein the Company asked the court to order L2 and SBI to produce evidence to support their positions, L2 and SBI requested and received a stay of litigation, postponing the trial date of April 2018, which they had previously requested, and also postponing discovery until rulings in Florida and Kansas, or until further order of the court. The court also announced that when Florida and Kansas have spoken, discovery will be expedited. A jurisdiction hearing for the Florida case on August 15, 2018 resulted in the lawsuit being dismissed and a hearing is scheduled in Kansas in April 2019.

The Company expects to successful in the L2 and SBI litigation. The ultimate outcome is not determinable and as such, no liability has been recorded for this contingent liability at June 30, 2018.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has traded in the over-the-counter marketplace on the OTCQB under the symbol “QTMM” since October 12, 2018. Previously, our common stock was quoted on the OTC Pink marketplace from November 2017 to October 2018 and on the OTCQB previous to November 2017.

As of October 9, 2018, the issuer had 456,727,981 shares of common stock outstanding and 239 stockholders of record according to our transfer agent.

The following table sets forth the high and low bid information for the most recent two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
June 30, 2018	$0.06	$0.04
March 31, 2018	$0.08	$0.05
December 31, 2017	$0.09	$0.06
September 30, 2017	$0.12	$0.08
June 30, 2017	$0.14	$0.11
March 31, 2017	$0.20	$0.07
December 31, 2016	$0.11	$0.08
September 30, 2016	$0.13	$0.10

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

Issuer Sales of Unregistered Securities

From April 1, 2018 to June 30, 2018, we had the following sales of unregistered common stock.

			Consideration Received and Description of		If Option, Warrant or
Date of Sale	Title of Security	Number Sold	Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchases	Exemption from Registration Claimed	Convertible Security, Terms of Exercise or Conversion	Security Holder
April 2018	Common Stock	2,410,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Minns & Arnett Trial Lawyers
April 2018	Common Stock Warrants	1,000,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through April 26, 2021	Lucas Hoppel
April 2018	Common Stock Warrants	200,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through April 25, 2021	Radha Jayaram
April 2018	Common Stock Warrants	1,166,660	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.15 per share through April 20, 2023	Howieco International
May 2018	Common Stock	880,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Brett Lamensky
June 2018	Common Stock	17,500,000	Shares issued for debenture extensions; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Columbus Capital QP Partners
June 2018	Common Stock	1,000,000	Shares issued with convertible promissory note	Section 4(2); and/or Rule 506	Not applicable	Radha Jayaram
June 2018	Common Stock	3,125,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Protek Financial Services
June 2018	Common Stock	3,000,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Youth Theory Consultants
June 2018	Common Stock Warrants	1,000,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through June 7, 2021	Lucas Hoppel
June 2018	Common Stock Warrants	5,000,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.03 per share through June 15, 2020	Kenneth Groenveld

Repurchase of Securities

In the year ended June 30, 2018, there were no purchases by the Company of its common stock, however, the company cancelled 5,725,000 shares of common stock during this time. These shares were held in escrow, pending a contractual deliverable, and returned to the company and cancelled during the fiscal year.

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

QDs were first discovered in the early 1980s and the industry has developed to the point where QDs are now being used in an increasing range of applications, including televisions and displays, light emitting diode (“LED”) lighting (also known as solid-state lighting), and in the biomedical industry. LG, Samsung, and other companies have recently launched new televisions using QDs to enhance the picture color quality and power efficiency. A number of major lighting companies are developing product applications using QDs to create a more natural light for LEDs. The biomedical industry is using QDs in diagnostic and therapeutic applications; and applications are being developed to print highly efficient photovoltaic solar cells in mass quantities at a low cost.

A key challenge for the quantum dot industry has been and may continue to be its ability to scale up production volumes sufficiently to meet growing demand for QDs while maintaining product quality and consistency and reducing the overall costs of supply to stimulate new applications.

Plan of Operation

We currently operate from a leased facility in San Marcos, Texas at the STAR Park Technology Center, an extension of Texas State University (the “San Marcos Facility”). This location provides us with convenient access to university faculty and specialized laboratory facilities that can support joint research and development efforts with Texas State University. Located approximately 30 miles south of Austin, Texas, this location is also in close proximity to a number of leading companies in the electronics, lighting, solar, and life sciences markets. We intend to relocate the operations to a larger facility capable of accommodating the manufacturing of QD processing equipment once sustained revenues are achieved.

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

We expect to commence generating revenues from the production of materials at the San Marcos facility in early calendar year 2019. Such revenues are expected to be modest at first and will be dependent upon our ability to generate purchase orders from development partners and licensees.

Our marketing strategy is to engage in strategic arrangements with manufacturers, distributors, and others to jointly develop applications using its patented continuous production process. Such joint collaborations will involve us working closely with its industry counterparts to optimize the performance of our materials in each application or device and to use the results from product development and testing to further enhance product specifications. We continue to collaborate with a number of partners in the display industry. We have signed a licensing agreement to establish quantum dot production in Asia and we are currently awaiting receipt of the upfront license fee before commencing work. To date, we have not entered into any formal commercial supply agreements.

We believe these collaborations will support our internal research and development activities which will continue to be a primary part our business. Our principal revenue streams are expected to come from (i) sales of quantum dots and other nanomaterials, (ii) royalties from manufacture and/or sales of products and components by third parties incorporating the Company’s products or technology, (iii) milestone payments under joint development arrangements with product developers and manufacturers, and (iv) fees where we engage in licensing/sublicensing arrangements for our owned and/or licensed technology.

Our ongoing research and development functions are considered key to maintaining and enhancing its competitive position in the growing nanomaterials and quantum dot market. Nanomaterial and quantum dot technology continues to evolve, with new discoveries and refinements being made on an ongoing basis. We intend to be at the forefront of technological development and intend to focus a significant part of our efforts on this, as we have done historically. Continuing R&D activities at the San Marcos facility and our collaboration with Texas State University, UA, and the numerous other research centers and departments with which we have relationships will be important aspects of our strategy.

Solterra plans to utilize QMC’s patented low-cost, high-volume quantum dot production combined with the Bayer quantum dot solar cell patents to commercialize quantum dot solar cells at a cost that is competitive with conventional fossil fuel generation on an unsubsidized basis.

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

Asset Impairment: In accordance with Accounting Standards Codification (ASC) 360-10-35 “Impairment or Disposal of Long-Lived Assets”, the Company evaluates the recoverability of property and equipment if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and the carrying value. There were no impairment charges in the consolidated statements of operations during the years ended June 30, 2018 and 2017.

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

As of June 30, 2018, we had a working capital deficit of $4,387,148, with total current assets and liabilities of $1,758,206 and $6,145,354 respectively. Included in the liabilities are $682,242 owed to our officers, directors and employees for services rendered and accrued through June 30, 2018, $3,402,421 of convertible debentures, net of unamortized discount and $134,255 of notes payable that are due within one year. As a result, we have relied on financing through the issuance of common stock and convertible debentures.

As of June 30, 2018, we have cash and cash equivalent assets of $2,025. We continue to incur losses in operations. Over the past five years we have primarily relied on sales of common stock and debt instruments to support operations as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into securities of the Company. Management believes it may be necessary for the Company to rely on external financing to supplement working capital to meet the Company’s liquidity needs in the fiscal years ended 2019 and 2020; the success of securing such financing on terms acceptable to the Company, if at all, cannot be assured. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Years Ended
	June 30,
	2018	2017

Operating activities	$(1,090,821)	$(2,222,107)
Investing activities	(1,877)	(44,911)
Financing activities	$1,042,112	$2,052,644

Operating Activities. Net cash used in operating activities was $1,090,821 for the year ended June 30, 2018 compared to $2,222,107 for the same period of 2017, a decrease in cash used of $1,131,286. The decrease was primarily driven by decreased in research and development costs and decreased payments on accounts payable.

Investing Activities. Net cash used in investing activities was $1,877 for the year ended June 30, 2018 compared to $44,911 for the same period of 2017, a decrease of $43,034. The decrease is related to fewer purchases of equipment.

Financing Activities. Net cash provided by financing activities was $1,042,112 for the year ended June 30, 2018 compared to $2,052,644 for the same period of 2017, a decrease of $1,010,532. The decrease is primarily due to fewer common stock sales and issuances of convertible debentures, and lower proceeds from notes payable. We also had higher principal payments on our long-term debt during the year ended June 30, 2018.

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes we will be able to meet our obligations and continue our operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to reflect the carrying value and classification of assets and liabilities should we be unable to continue as a going concern. As of June 30, 2018, we had not yet achieved profitable operations, had a working capital deficit of $4,387,148, and expect to incur further losses in the development of the business, all of which casts substantial doubt about our ability to continue as a going concern.

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

Financing Arrangements

September 2014 Convertible Debenture

Between September 16, 2014 and October 28, 2014, the Company entered into Convertible Debenture Agreements to obtain a total of $500,050 in gross proceeds from five non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures have terms of five years maturing between September 16, 2019 and October 30, 2019. The Debentures bear interest at the rate of 6% per annum and are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.15 per share at any date and will receive an equal number of warrants having a strike price of $0.30 per share and a term of five years. None of the Debentures were converted into common shares during the year ended June 30, 2018.

Interest expense for the years ended June 30, 2018 and 2017 was $1,524 and $1,524, respectively

As of June 30, 2018, $25,050 of principal was outstanding.

January 2015 Convertible Debenture

On January 15, 2015, the Company entered into Convertible Debenture Agreements to obtain $500,000 in gross proceeds from two non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures have a term of two years maturing on January 15, 2017 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.06 per share at any date. The Debenture Holders received 6,250,000 common stock warrants exercisable at $0.06 per share through January 15, 2017. The debt is secured by a security interest in certain microreactor equipment. The Agreement also provides for the investors to have the right to appoint one member to the Company’s Board of Directors in the event any one of the aforementioned debentures are converted into common stock of the Company. On October 10, 2016, the maturity date of the debentures was extended to January 15, 2018 and the 6,250,000 warrants were converted into common stock for total proceeds of $375,000. On January 12, 2018 the debentures were extended for ten days to January 25, 2018. On January 24, 2018, the debentures were extended to December 15, 2018. As compensation for extending the debentures, the Debenture Holders received 3,500,000 shares of Common Stock, which were valued at $0.06 per share, a total of $210,000 recorded as debt extension expense.

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $348,105, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for years ended June 30, 2018 and 2017 of $0 and $92,298, respectively. Interest expense for the years ended June 30, 2018 and 2017 was $40,000 and $40,000, respectively.

As of June 30, 2018, $500,000 of principal was outstanding.

April – June, August, October and November 2016 Convertible Debentures

During the fourth quarter of the year ended June 30, 2017, the Company sold 1,565 Units for total proceeds of $1,565,000 from three affiliated and fourteen non-affiliated parties. In August 2016 the Company sold 200 additional Units for total proceeds of $200,000 and sold $50,000 in proceeds in October 2016. Each Unit consists of a $1,000 Unsecured Convertible Promissory Note (each, a “Note”) and a warrant to purchase 4,166 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a purchase price of $0.15 per share (each, a “Warrant”) over a period of five years. The Notes which were issued at face value have a maturity of two years from the date of issuance, bear interest at the rate of 8% per annum and are convertible into unregistered and restricted shares of Common Stock at $0.12 per-share, subject to normal and customary adjustments including (a) any subdivisions, combinations and classifications of the Common Stock; or (b) any payment, issuance or distribution by the Company to its stockholders of (i) a stock dividend, (ii) debt securities of the Company, or (iii) assets (other than cash dividends payable out of earnings or surplus in the ordinary course of business). The conversion price also is subject to a full ratchet adjustment upon the Company’s issuance of Common Stock, warrants, or rights to purchase Common Stock or securities convertible into Common Stock for a consideration per share which is less than the then applicable conversion price of the Notes excluding Common Stock and options issued to officers, directors, and employees of the Company, except for the exercise or conversion of existing convertible securities of the Company. The conversion price was reset to $0.012 per share in June 2018 as a result of a triggering event.

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $609,595, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the years ended June 30, 2018, and 2017, of $231,702 and $323,894, respectively.

The Company recognized a beneficial conversion expense for the years ended June 30, 2018, and 2017, of $1,021,500 and $64,775, respectively.

Interest expense for the years ended June 30, 2018, and 2017, of $113,570 and $144,878, respectively.

During the years ended June 30, 2018 and 2017, $455,000 and $285,000 of principal was converted into 3,791,666 and 2,375,000 shares of common stock respectively. As of June 30, 2018, $1,275,000 of principal was outstanding. As of the date of this report, maturities totaling $825,000 of principal have been extended for one year until March and April of 2019, and the remaining $250,000 have not been extended, and are past due as of the date of this report.

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $73,250, recorded as debt discount and is amortized using the effective interest rate method over the life of the loans, two years. The Company recognized accretion of debt discount expense for the years ended June 30, 2018 and 2017 of $52,954 and $15,656, respectively. The Company recognized beneficial conversion expense for the years ended June 30, 2018 and 2017 of $0 and $62,400, respectively.

During the year ended June 30, 2018, $200,000 of these debentures converted into 1,666,667 shares of common stock.

Interest expense for the years ended June 30, 2018 and 2017 was $11,275 and $8,529, respectively.

As of June 30, 2018, $60,000 of principal was outstanding.

February 2017 Convertible Promissory Note

In February 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $100,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for 200,000 unregistered and restricted shares of common stock of the Company and a convertible promissory note in the principal amount of $100,000. The Note Holder received 250,000 common stock warrants exercisable at $0.12 per share through February 1, 2020. The promissory note has a term of eight months maturing on October 1, 2017 and stipulates a one-time interest charge of eight percent (8%) shall be applied on the issuance date to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company allocated the fair value of the common stock and warrants to the proceeds received in the amount of $24,733, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized accretion of debt discount expense for the years ended June 30, 2018 and 2017 of $9,012 and $15,721, respectively.

There was no interest expense recorded for the year ended June 30, 2018 and $8,000 was recognized during 2017.

As of June 30, 2018, $0 of principal was outstanding. In August 2017, the Note Holder converted $100,000 of principal and $8,000 of accrued interest into 833,333 and 66,667 shares of common stock, respectively.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $77,248, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized accretion of debt discount expense for the years ended June 30, 2018 and 2017 of $39,137 and $38,111, respectively. The Company recognized beneficial conversion expense for the years ended June 30, 2018 and 2017 of $0 and $72,752, respectively.

The Company recognized interest expense for the years ended June 30, 2018 and 2017 of $118,000 and $12,000, respectively. In September 2017 the debenture was converted in full to common stock. At March 31, 2018, and June 30, 2017, the principal balance remaining on this note was $0 and $150,000, respectively. The Company recognized 3.5 million common shares issuable and $118,000 of imputed interest expense during September 2017 as a result of this debt settlement.

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

The Company recognized accretion of debt discount expense for the years ended June 30, 2018 and 2017 of $43,661 and $52,764, respectively.

Interest expense for the years ended June 30, 2018 and 2017 of $421,901 and $9,418, respectively.

As of June 30, 2018, the Company no longer had a derivative liability, and recognized a change in derivative liability benefit of $514,969 for the year ended June 30, 2018.

As of June 30, 2018, and 2017, $222,350 and $541,850 of principal was outstanding, respectively. During the year ended June 30, 2018, the Company paid $319,500 of principal.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $71,795, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company also recorded original issue discount (“OID”) of $13,650 as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the years ended June 30, 2018 and 2017 of $48,101 and $23,693, respectively.

Interest Expense was recorded for the years ended June 30, 2018 and 2017 of $112,900 and $2,065 respectively. As of June 30, 2018, and June 30, 2017, $0 and $233,150 of principal was outstanding, respectively. In October 2017 the Company paid the principal of this note.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $54,340, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. Interest expense was recorded for the years ended June 30, 2018 and 2017 of $10,500 and $8,000 respectively. Beneficial conversion expense was recorded for the years ended June 30, 2018 and 2017 of $0 and $45,660 respectively. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 and 2017 of $45,434 and $8,907, respectively. As of June 30, 2018, and 2017, $100,000 of principal was outstanding. In May 2018 the maturity date was extended to February 1, 2019.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,010 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized a fair value of the common shares issued at $100,000. The Company recorded a debenture discount of $53,876 and a beneficial conversion expense of $45,544. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $53,875. As of June 30, 2017, $100,000 of principal was outstanding. In May 2018 the maturity date was extended to February 1, 2019.

Interest expense was recorded for the years ended June 30, 2018 and 2017 of $18,500 and $0, respectively.

September 2017 Convertible Debenture

Debenture A)

In September 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $150,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $150,000. The Note Holder received 1,650,000 shares of common stock and 375,000 common stock warrants exercisable at $0.12 per share through September 11, 2000. The promissory note has a term of six months maturing on March 26, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The maturity date of the Note was extended to February 1, 2019 in an extension agreement dated May 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,420 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized a fair value of the common shares issued at $165,000. The Company recorded a debenture discount of $82,720 and a beneficial conversion expense of $45,219. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $82,720. As of June 30, 2018, $150,000 of principal was outstanding.

Interest expense was recorded for the years ended June 30, 2018 of $12,000 and $0, respectively.

Debenture B)

In September 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $450,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $495,000. The Note Holder received 10,000,000 shares of common stock and 2,000,000 common stock warrants exercisable at $0.12 per share through September 11, 2000. The promissory note has a term of seven months maturing on April 26, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The maturity date of the Note was extended to January 26, 2019 in an extension agreement dated April 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $318,337 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, seven months. The Company also recorded original issue discount (“OID”) of $45,000 as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized a fair value of the common shares issued at $1,000,000. The Company recorded a debenture discount of $318,337 and a beneficial conversion expense of $131,663. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $318,337. As of June 30, 2018, $450,000 of principal was outstanding.

Interest expense for the year ended June 30, 2018 of $36,000.

Debenture C)

In November 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $225,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $247,500. The promissory note has a term of six months maturing on April 26, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The maturity date of the Note was extended to January 26, 2018 in an extension agreement dated April 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

The Company also recorded original issue discount (“OID”) of $22,500 as debt discount and is amortized using the effective interest rate method over the life of the loan, six months.

Interest expense was recorded for the year ended June 30, 2018 of $18,000.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $8,310 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 24 months. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $2,007. Interest expense was recorded for the year ended June 30, 2018 of $1,380. As of June 30, 2018, $27,000 of principal was outstanding.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $18,864 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 24 months. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $18,864. As of June 30, 2018, $0 of principal was outstanding, as it was converted into 833,333 shares of common stock. (This debenture is not scheduled above, as it originated, and terminated within the same fiscal year.)

December 2017 Convertible Debenture

In December 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $75,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $75,000. The Note Holder received 1,000,000 shares of common stock and 250,000 common stock warrants exercisable at $0.12 per share through December 27, 2020. The promissory note has a term of 6 months maturing on June 30, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The maturity date of the Note was extended to March 30, 2019 in an extension agreement dated June 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $16,176 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $41,175 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $41,175. Interest expense was recorded for the year ended June 30, 2018 of $6,000. As of June 30, 2018, $75,000 of principal was outstanding.

February 2018 Convertible Debenture

In February 2018, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $45,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $45,000. The Note Holder received 1,500,000 shares of common stock and 500,000 common stock warrants exercisable at $0.12 per share through December 27, 2020. The promissory note has a term of 6 months maturing on August 8, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The maturity date of the Note was extended to February 8, 2019 in an extension agreement dated August 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $9,046 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,546 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $24,785. Interest expense was recorded for the year ended June 30, 2018 of $3,600. As of June 30, 2018, $45,000 of principal was outstanding.

March 2018 Convertible Debenture

In March 2018, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $30,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $30,000. The Note Holder received 1,500,000 shares of common stock and 500,000 common stock warrants exercisable at $0.12 per share through March 6, 2021. The promissory note has a term of 6 months maturing on August 8, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The maturity date of the Note was extended to March 6, 2019 in an extension agreement dated August 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $6,625 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $23,374 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $14,697. Interest expense was recorded for the year ended June 30, 2018 of $2,400 was recognized. As of June 30, 2018, $30,000 of principal was outstanding.

In March 2018, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $35,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $35,000. The Note Holder received 1,500,000 shares of common stock and 500,000 common stock warrants exercisable at $0.12 per share through March 23, 2021. The promissory note has a term of six months maturing on September 23, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The maturity date of the Note was extended to March 23, 2019 in an extension agreement dated September 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $8,702 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $26,298 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $14,043. Interest expense was recorded for the year ended June 30, 2018 of $2,800. As of June 30, 2018, $35,000 of principal was outstanding.

April 2018 Convertible Debenture

In April 2018, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $60,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $60,000. The Note Holder received 2,000,000 shares of common stock and 1,000,000 common stock warrants exercisable at $0.12 per share through April 26, 2021. The promissory note has a term of approximately 6 months maturing on November 1, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The maturity date of the Note was extended to May 1, 2019 in an extension agreement dated September 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $6,175 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $41,175 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $14,455. Interest expense was recorded for the year ended June 30, 2018 of $4,800 was recognized. As of June 30, 2018, $60,000 of principal was outstanding.

April 2018 Convertible Debenture

In April 2018, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $70,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $70,000. The Note Holder received 1,000,000 shares of common stock and 200,000 common stock warrants exercisable at $0.12 per share through April 25, 2021. The promissory note has a term of 2 years maturing on April 25, 2020 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $0 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,188 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 2 years. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $2,616. Interest expense for the year ended June 30, 2018 of $1,027 was recognized. As of June 30, 2018, $70,000 of principal was outstanding.

April 2018 Convertible Debenture

In April 2018, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $20,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $20,000. The Note Holder received 1,166,660 common stock warrants exercisable at $0.15 per share through April 25, 2023. The promissory note has a term of 2 years maturing on April 19, 2020 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $4,384 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $14,384 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 2 years. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $1,675. Interest expense was recorded for the year ended June 30, 2018 of $316 was recognized. As of June 30, 2018, $20,000 of principal was outstanding.

June 2018 Convertible Debenture

In June 2018, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $40,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $40,000. The Note Holder received 2,000,000 shares of common stock and 1,000,000 common stock warrants exercisable at $0.12 per share through June 7, 2021. The promissory note has a term of approximately 7 months maturing on December 31, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $8,044 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,957 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $3,431. Interest expense was recorded for the year ended June 30, 2018 of $3,200 was recognized. As of June 30, 2018, $40,000 of principal was outstanding.

Results of Operations - Year Ended June 30, 2018 Compared to Year Ended June 30, 2017

The following table sets forth our consolidated results of operations for the periods indicated:

	Years Ended
	June 30,		Increase/
	2018	2017	(Decrease)%
Statement of Operations Information:

Revenues	$20,120	$33,250	$(13,130)	-39.5%
General and administrative	6,093,075	5,447,576	645,499	11.8%
Research and development	188,274	1,006,214	(817,940)	-81.3%
Beneficial conversion expense	1,303,078	275,110	1,027,968	373.7%
Interest expense, net	1,023,989	314,679	709,310	225.4%
Change in value of derivative liability	(514,969)	-	(514,969)	N/A
Accretion of debt discount	1,327,742	649,524	678,218	104.4%

Revenues

During the year ended June 30, 2018 we recognized revenue of $20,120 compared to $33,250 for the year ended June 30, 2017, a decrease of $13,130, or 65.3%. At the Company’s stage of product development, our revenues are derived from funded product development agreements, and product testing agreements, and are not significant for fiscal years 2018 or 2017 as the Company has focused on product development.

General and Administrative Expenses

During the year ended June 30, 2018 the Company incurred $6,093,075 of general and administrative expenses, an increase of $645,499, or 11.8%, from the $5,447,576 recorded for the year ended June 30, 2017. The increase in general and administrative expenses breaks down as follows:

	Years Ended
	June 30,		Increase/
	2018	2017	(Decrease)%

Compensation and severance related expenses	$864,345	$1,096,401	$(232,056)	-21.2%
Stock-based compensation	1,580,012	1,438,570	141,442	9.8%
Legal and audit expenses	597,004	852,058	(255,054)	-29.9%
Travel expenses	10,334	45,863	(35,529)	-77.5%
Corporate expenses	529,479	597,298	(67,819)	-11.4%
Other professional fees	2,379,264	1,282,489	1,096,775	85.5%
Depreciation	99,589	96,349	3,240	3.4%
Amortization	33,048	38,548	(5,500)	-14.3%
Total General and Administrative Expenses	$6,093,075	$5,447,576	$645,499	11.8%

The increase in other professional fees was due primarily to various consultants that provided services throughout the year ended June 30, 2018. A portion of the increased professional fees was offset by having a lower headcount, and thus compensation being reduced. Stock-based compensation increased in 2018 due to some employees electing to be paid in stock or options, in lieu of cash.

Research and Development Expenses

During the year ended June 30, 2018 the Company incurred $188,274 of research and development expenses (“R&D”), a decrease of $817,940, or 81.3%, from the $1,006,214 recorded for the year ended June 30, 2017. The primary reasons for the decrease are, in fiscal year 2017, the Company incurred i) costs associated with a sponsored research agreement the Company has in place with Texas State University, ii) expenditures for lab equipment, supplies, and other consumables and iii) costs associated with the development of new products. These costs were reduced, awaiting financing of further R&D expenditures.

Beneficial Conversion Feature on Convertible Debenture

The beneficial conversion expense for the year ended June 30, 2018 was $1,303,078 compared to $275,110 during the year ended June 30, 2017, an increase of $1,027,968, or 373.7%. The increase was due primarily to issuance of new convertible debentures, and two triggering events creating down-round features in certain debentures to be recognized during the year ended March 31, 2018. See Note 6 to the Consolidated Financial Statements.

Interest Expense

Interest expense for the year ended June 30, 2018 was $1,023,989 compared to $314,679 during the year ended June 30, 2017, an increase of $709,310, or 225.4%. The increased interest expense recorded in the fiscal year 2018 was primarily related to the 8% interest rate on additional debentures of outstanding convertible debentures, recognition of additional debt discount related to certain debt, and interest recorded due to debenture extensions.

Change in value of derivative liability

During the year ended June 30, 2018 the Company recorded a benefit of $514,969 related to the change in value of derivative liability. The benefit is related to the change in value of the convertible debentures feature issued in March and May of 2017 during the year ended June 30, 2018.

Accretion of Debt Discount

During the year ended June 30, 2018 the Company recorded $1,327,742 of accretion of debt discount expense, an increase of $678,218, or 104.4% from the $649,524 recorded for the year ended June 30, 2017. The increase in accretion of debt discount expense is primarily related to the issuance of the convertible debentures during the fiscal year.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11—Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480), and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 eliminates the requirement that a down round feature precludes equity classification when assessing whether an instrument is indexed to an entity’s own stock. A freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The Company elected to adopt ASU 2017-11 early, effective July 1, 2017, and implemented the pronouncement retrospectively with a cumulative effect adjustment to outstanding financial instruments. The adoption of this guidance did not have an impact on its financial statements. In the fiscal year 2018, the Company had three triggering events related to a down round feature which resulted in recording a charge for beneficial conversion expense of $1,021,500 during the year ended June 30, 2018.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the guidance effective July 1, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related disclosures.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current generally accepted accounting principles (GAAP) and replaces it with a principle-based approach for determining revenue recognition. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. Public business entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. Early adoption of this updated guidance is permitted as of the original effective date of December 31, 2016. The Company does not anticipate or expect adoption of this ASU will have a material effect to the consolidated financial statements, when adopted.

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

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to our management including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitation of controls systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

As of June 30, 2018, an evaluation was carried out under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2018, because of material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2018, of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2018 due as described below.

Management did not maintain effective procedures in the areas of review of the 10K, review of third-party valuation reports and income taxes. These material weaknesses resulted from the lack of timely and effective review of the Company’s period-end closing process and adequate personnel and resources. Specifically,

●	The Company’s Form 10-K and other filings need to be reviewed thoroughly by management on a timely basis. Management’s responsibility is to oversee that the Company is capable of developing accurate and timely financial information. The Company must reinforce procedures to ensure that Form 10-K as well as other required filings are done on a timely and accurate basis.

●	The Company is small, and does not have sufficient staff to maintain satisfactory separation of duties.

●	Management reviewed all information available to them from the outside consultant’s valuation reports, which included all external models, however, all inputs of the consultants’ model were not available to management and were not verified by the management. A more thorough review which includes all inputs of the models used by the consultants will ensure no additional journal entries need to be recorded.

Remediation Plan

Management is committed to remediating each of the material weaknesses identified above. We have recruited experienced US GAAP/financial reporting professional to augment and upgrade our finance and accounting staff to address issues of accuracy, completeness, adequate segregation of duties, and timeliness in financial statement preparation and reporting. However, the Company may be unable to remediate this weakness until it has received additional funding that may be necessary to hire additional personnel. Until we have sufficient internal finance and accounting staff, we plan to work closely with external financial advisors to review and monitor our accounting procedures, perform internal audit procedures, and to prepare our consolidated financial statements and reports. In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls. Until we have sufficient internal finance and accounting staff, we plan to work closely with external financial advisors to document the existing financial processes, risk assessment, and internal controls systematically. We believe our recently hired personnel, or through professional engagement of consultants, will improve our documentation and internal control processes and procedures.

Changes in Internal Controls over Financial Reporting

Other than was described above, there were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the year ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our executive officers and directors as of October 15, 2018.

Name	Age	Position with the Company
Stephen Squires (2)	58	Chief Executive Officer, President, Director
Robert Phillips	58	Chief Financial Officer
David Doderer	48	Director
Dr. Ghassan Jabbour (1)	56	Director
Shane Squires (2)	32	Director

(1)	Independent director.

(2)	Stephen Squires is the father of Shane Squires.

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

Officer and Director Backgrounds

The following is a brief summary of the background of each director and executive officer of our Company:

Stephen Squires, President and Chief Executive Officer, Director. Mr. Squires has over 25 years of experience in turnarounds, startups, business development, mergers and acquisitions and strategic planning. Mr. Squires is skilled at identifying emerging technologies and driving commercialization/global market introduction to position companies for growth. He has served as the Company’s President, CEO and Chairman from 2008 to June 30, 2016 and he has served as CEO and President since December 2016. Prior to QMC, from 2001 to 2008, Mr. Squires’ principal occupation was consulting and advising in the areas of advanced materials, nanotechnology, applications engineering, strategic international marketing with emphasis on middle east and commercialization of emerging technologies for Orasi LLC. From 1983 to 2001, Mr. Squires, as founder, served as President and Chief Executive Officer of Aviation Composite Technologies, Inc., a company whose principal business was the engineering, design, manufacture and refurbishment of advanced composite aero structures (“Aviation Composite”). Under Mr. Squires’ leadership, Aviation Composite grew from zero to over 200 employees and operated a 100,000 square foot state of the art facility. Aviation Composite was merged with USDR Aerospace in 2001. From 1977 to 1983, he worked at McDonnell Douglas Corporation, a company engaged in the business of building advanced tactical fighter aircraft and space vehicles, developing and adapting advanced materials for combat aircraft applications. Management believes that Mr. Squires’ background with the Company and its subsidiaries, his business experience in leading and managing businesses, and his extensive experience in the advanced materials, nanotechnology and engineering industries makes him qualified to serve as a director.

Robert Phillips, Chief Financial Officer: Mr. Phillips has extensive experience in accounting, finance, Security and Exchange Commission (“SEC”) financial reporting, Sarbanes Oxley compliance (“SOX”) and strategic planning in diverse industries including software, hardware manufacturing, medical technology and global communication services. Less than two years after completing his MBA at Texas A&M, he became CFO of a publicly traded company going through a difficult turnaround. A few years later he again became CFO and Chief Strategy Officer at publicly traded SecureCare Technologies, a medical technology spin-out and negotiated private equity investments. His early CFO experience has led me to positions and consulting engagements ranging from CFO of iStream Technologies, a startup business process management company specializing in regulatory compliance, to world-class Apple where he was a managing consultant of a high transaction volume stock operations team and managed accounting and related Form 10-Q and Form 10-K financial equity disclosure and technical accounting assessments as well as transitioned the departments operational site from Cupertino to Austin. He was also VP of Venture Development at a venture backed e-commerce startup incubator in Austin, Texas. He has served as Controller of Rocket Gaming Systems as well as Financial Reporting and Planning Director at Multimedia Games and at Rignet during an IPO. As financial consultant at Bridgepoint Consulting Group, he has held CFO services, Interim Controller and SEC Financial Reporting positions at Phunware, Crossroads Systems, ActivePower, Harden Healthcare, ArthroCare, Boardbooks.com, Rainmaker Technologies and Fallbrook Technologies. Also, financial consulting and CFO services engagements at multinational companies including BMC Software, Natco Group, Respironics and FIC Group

David Doderer, Director. Mr. Doderer has over 20 years of research and development experience in emerging technologies including aerospace, biotech, and nano and quantum materials. Mr. Doderer was the Vice President of R&D for the company from 2008 through 2017. From 2006 to 2008, he managed Hudler Titan LLC, a technology consulting company, specializing in advanced nanofiber filtration for gaseous streams; experimental design and predictive modeling; and a clean energy/ clean air/ clean water initiative through aggregation of retail level contributions in alternative energy-based carbon offset programs. From 2002 to 2005, he served as principal investigator for USGN, a company engaged in the business of defense, safety and security solutions, where he contributed to numerous patents/patents pending and proprietary processes. Mr. Doderer’s experience in engineering, research and development in emerging technologies, his contributions to the filings of numerous patents and proprietary processes, and commercial planning provides significant experience to, and makes him qualified to be a member of, our Board of Directors.

Dr. Ghassan Jabbour. Dr. Jabbour has served as Chief Science Officer and a director of the Company since December 2008, taking a brief 6-month sabbatical in 2016. Dr. Jabbour is a Fellow SPIE and Fellow EOS and chairs our Advisory Board. Dr. Jabbour is the Canada Research Chair Tier 1-Professor of Electrical Engineering at the Univeristy of Ottawa. From 2013 to 2016 Dr. Jabbour was the Center Director and Lead Professor of Advanced Manufacturing, Renewable Energy Center, University of Nevada Reno. Prior to that, he served as Founding Director of the Solar and Alternative Energy Science and Engineering Research Center and also AlRawabi Endowed Research Chair at KAUST (King Abdullah University of Science and Technology) in Saudi Arabia from December 2009 to January 2013. Dr. Jabbour was the Director of Flexible and Organic Electronics Development at the Flexible Display Center (FDC) during 2006-2010, and a Professor of Chemical and Materials Engineering at Arizona State University. He was also the Technical Advisory Board Leader on Optoelectronic Materials, Devices and Encapsulation at FDC. He has been selected to the Asahi Shimbun 100 New Leaders of the USA and received the Presidential Award for Excellence from the Hariri Foundation in 1997. Dr. Jabbour’s research experience encompasses flexible-roll-to-roll-electronics and displays, smart textile, moisture and oxygen barrier technology, transparent conductors, organic light emitting devices, organic and hybrid photovoltaics, organic memory storage, organic thin film transistors, combinatorial discovery of materials, nano and macro printed devices, micro and nanofabrication, biosensors, and quantum simulations of electronic materials. Dr. Jabbour attended Northern Arizona University, the Massachusetts Institute of Technology (MIT), and the University of Arizona. Prof. Jabbour has authored and co-authored over 700 publications, invited talks, and conference proceedings. He is the editor of several books and symposia proceedings involving organic photonics and electronics, and nanotechnology. Professor Jabbour is guest editor of the MRS Bulletin issue on “Organic Photovoltaics”. He is the Chair and/or Co-Chair of over 50 conferences related to photonic and electronic properties of materials and their applications in displays and lighting, hybrid photosensitive materials, and hybrid integration of semiconducting and nanotechnology. We believe Dr. Jabbour is qualified to sit on the Board of Directors due to his extensive scientific and technical experience with the Company’s technology and proposed products.

Shane Squires. Mr. Squires has served as a director of the Company since 2016. Mr. Squires is currently a research analyst with Howard Hughes Corp. engaged in the business of managing global investments in direct real estate, real estate securities, infrastructure securities and master limited partnerships (MLPs) From 2016 through 2017 he served as a research analyst at Invesco Real Estate (a subsidiary of Invesco Ltd.), engaged in the business of managing global investments in direct real estate, real estate securities, infrastructure securities and master limited partnerships (MLPs). Prior to this, Mr. Squires held the position of Senior Economist at Realpage Inc. from 2014 until 2016. Mr. Squires has a Masters in Applied Economic Analysis and a Bachelor of Science in Economics from the University of Texas at Arlington. We believe Mr. Squires is qualified to serve as a member of our Board of Directors due to his extensive experience in business and investing.

Corporate Governance

Our business, property and affairs are managed by, or under the direction of, our Board, in accordance with the General Corporation Law of the State of Nevada Revised Statutes and our bylaws. Members of the Board of Directors are kept informed of our business through discussions with the Chief Executive Officer and other key members of management and by reviewing materials provided to them by management.

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

Scientific Advisory Board

In July 2014, the Company announced the formation of the Scientific Advisory Board chaired by Dr. Ghassan Jabbour who is also a member of the Company’s Board of Directors. Other members of the Scientific Advisory Board were Dr. Michael Wong of Rice University and former member of our Board of Directors, Mr. Tomio Gotoh, a pioneer of the personal computer in Japan, and Dr. Munisamy Anandan.

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

Dr. Michael S. Wong joined the Department of Chemical Engineering of Rice University in 2001 and received a joint appointment in the Department of Chemistry in 2002. Before coming to Rice University, he did post-doctoral research with Dr. Galen D. Stucky of the Department of Chemistry and Biochemistry at University of California, Santa Barbara. Mr. Wong’s educational background includes a B.S. in Chemical Engineering from Caltech, an M.S. in Chemical Engineering Practice (“Practice School”) from MIT, and a Ph.D. in Chemical Engineering from MIT (under the supervision of Dr. Jackie Y. Ying, he is co-author of “Supramolecular Templating of Mesoporous Zirconia-Based Nanocomposite Catalysts”). With the underlying theme of designing and engineering novel materials for catalytic and encapsulation applications, his research interests lie in the areas of nanostructured materials (e.g. nanoporous materials, nanoparticle-based hollow spheres, and quantum dots), heterogeneous catalysis, and bioengineering applications. He is particularly interested in developing new chemical approaches to assembling nanoparticles into functional macrostructures. His scientific experience was particularly valuable as a member of the Company’s Board of Directors from 2008 through 2014, at which time he elected to resign from the Board and to join the Company’s Scientific Advisory Board.

Tomio Gotoh is a consultant for Diverse Technologies in Japan. Mr. Gotoh is a principal inventor of the NEC TK-80, the first Japanese microcomputer in 1976. He led numerous product launches that made Nippon Electric Company (“NEC”) the Japanese personal computer industry leader. As NEC’s visionary pioneer, Mr. Gotoh contributed significantly during the dawn of the personal computer era.

Dr. Munisamy Anandan is a Managing Member of Organic Lighting Technologies LLC, Austin, Texas. He has 40 years of experience in various flat panel display technologies namely, LCD, plasma, OLED, FED and LCD backlight. He held senior level positions in various companies including Bell Communications Research, Matsushita Electric works and eMagin Corporation. Dr. Anandan is the past president of the Society for Information Display. For the past 12 years he has specialized in LED backlight, for LCDs for various applications including TV, and LED/OLED lighting. He has delivered several keynote addresses, seminars and invited talks at various international conferences around the world, on LED backlight, LED lighting and OLED lighting. He has issued patents on quantum dot and quantum rod based novel pixelated backlight for LCDs, employed in multiplicity of applications and has received several awards that include R&D 100 Award, in recognition of his work. He is a Senior Member of IEEE and SID. Dr. Anandan has recently completed writing one part of a book on ‘Quantum dots and rods and their application to LED backlight for LCD’.

Committees/Independent Directors

Our Board of Directors has determined that David Doderer and Dr. Ghassan Jabbour are considered “independent directors.” Under the listing requirements of the NASDAQ Stock Market an “independent director” means a person other than an executive officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director.

On September 22, 2015, the Board of Directors formed an Audit Committee, a Nominating and Corporate Governance Committee, and a Compensation Committee. Charters for each of these three committees were adopted as of that date and are available on our website at www.qmcdots.com. However, since certain resignations from our Board of Directors in December 2016, our full Board of Directors has performed the functions of our Audit, Compensation, and Nominating and Corporate Governance Committees. Other than David Doderer and Dr. Jabbour, neither Stephen Squires nor Shane Squires, meet the criteria for “independent director” under NASDAQ Stock Market listing requirements. In making these determinations, our Board of Directors considered the relationships that each director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each director.

The Board of Directors adopted charters for an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee in September 2015, copies of which is posted on our website, www.qmcdots.com. However, as each of the charters requires that the applicable committee consist of independent members of the Board of Directors and given our size and the development of our business to date, we believe that the Board of Directors can presently perform all of the duties and responsibilities that might be contemplated by the committees. The Company intends to appoint committee members as it expands the Board of Directors and appoints individuals with applicable experience and expertise.

Our Board of Directors may establish other committees from time to time.

Code of Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies directors, officers and employees, which includes our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A current copy of the code is posted on our website, www.qmcdots.com.

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

Based solely on our review of the copies of such forms received by us, or written representations from the Reporting Persons, we believe all required filings have been filed during the fiscal year ended June 30, 2018, other than the failure to file a Form 4 for Stephen Squires relating to a single transaction and a Form 3 for Robert Phillips relating to his becoming an executive officer.

Item 11. Compensation of Directors and Executive Officers

The following table sets forth the overall compensation earned over the fiscal years ended June 30, 2018 and 2017.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants or Option Awards (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Officers
Stephen Squires (1)	2018	300,000	-	-	-	-	-	-	300,000
Chief Execurive Officer, Chairman of the Board of Directors	2017	150,000	-	-	28,848	-	-	-	178,848

Robert Phillips (3)	2018	-	-	-	-	-	-	55,000	55,000
Chief Financial Officer	2017	-	-	-	-	-	-	-	-

E. Jamie Schloss (4)	2018	30,800	-	-	-	-	-	-	30,800
Former Chief Financial Officer	2017	30,800	-	-	-	-	-	-	30,800

David Doderer (5)	2018	-	-	-	-	-	-	-	-
Former Vice President, Director	2017	150,000	-	-	23,584	-	-	-	173,584

(1)	Mr. Squires resigned as CEO and director of the Company, effective June 30, 2016. He became CEO again in December 2016. Fiscal year 2017 only contains 6 months of compensation for Mr. Squires.

(2)	The options and restricted stock awards presented in this table for 2018 and 2017 reflect the entire fair value of such awards in the year of grant. However, the accompanying consolidated financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Prospectus.

(3)	Mr. Phillips became the CFO on January 1, 2018. He is engaged with a consulting contract with the Company. His compensation is reported as Other Compensation.

(4)	Mr. Schloss became the CFO on January 1, 2017 and became the Corporate Controller on January 1, 2018. Fiscal years 2018 includes 6 months of CFO salary and does not include any salary earned under the position of Corporate Controller.

(5)	Mr. Doderer resigned January 2016. He still serves in the capacity of Director on the Board.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options granted for employment compensation, stock awards, or equity incentive plan awards held by each of our named executive officers and directors employed at any point during the fiscal year covered in this Form 10-K that were outstanding, exercisable and/or vested as of June 30, 2018:

	Number of Securities Underlying Unexercised Options or Warrants (#) Exercisable		Number of Securities Underlying Unexercised Options or Warrants (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Officers/Directors
Stephen Squires	1,000,000	(1)	-	$0.05	10/19/2019
Chief Execurive Officer, Chairman of the Board of Directors	5,000,000	(2)	-	0.05	1/20/2020
	660,000	(3)	340,000	0.12	4/13/2026
	3,500,000	(4)	-	0.05	3/2/2022
	5,000,000	(5)	-	0.05	3/29/2023
	2,968,750	(6)	-	0.06	2/10/2019
	1,562,500	(7)	-	0.08	6/6/2019
	600,000	(8)	-	0.05	10/19/2019
	937,500	(9)	-	0.08	6/6/2019
	-	(10)	2,000,000	0.30	4/13/2026
	4,950,000	(11)	10,050,000	0.12	6/26/2022
	-	(12)	10,000,000	0.12	6/26/2022
	5,000,000	(13)	-	0.03	1/2/2023

Robert Phillips
Chief Financial Officer	-		-	-

E. Jamie Schloss
Former Chief Financial Officer	-		-	-

(1)	These grants became fully vested October 20, 2011.
(2)	These grants became fully vested January 20, 2012.
(3)	On April 13, 2016, Mr. Squires was awarded 1,000,000 options. This award vests 33% on April 13, 2017, 33% on April 13, 2018, and 34% on April 13, 2019 (34%). Unvested shares are valued at $40,800 as of June 30, 2018.
(4)	These grants became fully vested March 3, 2014.
(5)	These grants became fully vested March 29, 2013.
(6)	These grants became fully vested February 10, 2016.
(7)	These grants became fully vested June 6, 2016.
(8)	These grants became fully vested October 20, 2011. These options are held by Robin Squires, wife of the CEO, and deemed controlled by the CEO.
(9)	These grants became fully vested June 6, 2016. These options are held by Robin Squires, wife of the CEO, and deemed controlled by the CEO.
(10)	In February 2016, the Board of Directors authorized certain performance-based stock options to be earned upon the Company signing its first solitary sales contract worth in excess of $1,000,000 revenue. The option exercise price of the unexercised unearned options is the greater of (i) $0.30 and (ii) the market price when deemed earned by the Board.
(11)	On June 26, 2017, Mr. Squires was awarded 15,000,000 options. This award vests 33% on June 1, 2017, 33% on June 1, 2018, and 34% on June 1, 2019 (34%). Unvested shares are valued at $1,206,000 as of June 30, 2018.
(12)	On June 26, 2017, Mr. Squires was granted options to purchase 10,000,000 shares of common stock at $0.12/share. The options vest in the event that the Company’s common stock reaches a market cap of at least $100 million for at least five consecutive trading days or control of the Company is sold based upon a purchase price paid to the Company or its shareholders of at least $90 million.
(13)	On January 2, 2018, Mr. Squires was awarded 5,000,000 warrants. This award vests immediately, with an exercise price of $0.03, and expire on January 2, 2023, as a conversion of salary.

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

No restricted stock, option, or other equity compensation were received by Directors during fiscal year 2018.

Travel Expenses

All directors are reimbursed for their reasonable out of pocket expenses associated with attending board meetings.

For the fiscal year ended June 30, 2018, compensation paid to directors (other than those listed in the Summary Table above) was as follows:

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants or Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Directors
Dr. Ghassan Jabbour	2018	-	-	-	-	-	-	-	-
Director

Shane Squires	2018	-	-	-	-	-	-	-	-
Director

David Doderer (1)	2018	-	-	-	-	-	-	-	-
Director, former Vice President

(1)	No compensation was awarded to the Board of Directors during fiscal year 2018. Compensation earned by David Doderer were in the capacity of Vice President, and not as a Director. See Summary Table for Officers above.

Compensation Policies and Practices as They Relate to Our Risk Management

No risks arise from our Company’s compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on our Company.

Salary or Consulting Accruals

In January 2018, certain officers, employees, and consultants of the Company listed below converted accrued salaries (and/or consulting fees) into common stock warrants as follows:

Name	$ Amount Converted	# Warrants Received	# Shares Received
Stephen Squires	$150,000	5,000,000	-
Toshi Ando	66,500	2,216,667	-
E. Jamie Schloss	15,400	-	513,333	(1)
Andy Robinson	18,000	600,000	-
Total	$304,900	7,816,667	513,333

(1)	These shares are recorded in shares issuable on the consolidated balance sheet.

As of June 30, 2017, the Company had accrued salaries (and/or consulting fees) and expense reimbursements to our current and former executive officers in the amounts set forth below.

Name	Salary Accrued	Expense Reimbursements Accrued
Stephen Squires	$31,375	$3,210
Sriram Peruvemba	122,060	11,730
Craig Lindberg	30,000	13,419
David Doderer	250,000	0
Total	$433,435	28,359

As of June 30, 2018, the Company had accrued salaries (and/or consulting fees) and expense reimbursements to our current and former executive officers in the amounts set forth below.

	Salary	Expense Reimbursement
Name	Accrued	Accrued
Stephen Squires	$163,575	$12,722
David Doderer	275,000	-
Ghassan Jabour	130,000	-
Robert Phillips	55,000	-	(1)
Toshi Ando	58,600	18,471
E. Jamie Schloss	26,400	-
He Huang	28,667	-
Total	$737,242	$31,193

(1)	Accrued in Accounts Payable as a portion of Mr. Phillips consulting agreement

Employment Agreements

Our executive officers, David Doderer and our CEO, Stephen Squires, are each a party to an employment agreement with the Company.

Name	Position	Annual Salary		Bonus
David Doderer	VP Research & Development	$150,000			(1)
Stephen Squires	CEO	$300,000	(2)		(1)

(1)	Discretionary bonus as determined by the Compensation Committee based upon company and individual performance. Mr. Doderer’s employment agreement expires on December 31, 2017.
(2)	In June 2017, Mr. Squires’ salary has been increased to $300,000 per annum.

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

Employment Agreement — David Doderer

Pursuant to an employment agreement dated October 26, 2012, the Company entered into a five-year employment contract to retain the services of David Doderer as Vice President of Research and Development of the Company for the period of January 1, 2013 through January 1, 2018. The agreement is subject to automatic successive renewal terms of one year, unless either party provides written notice to the other party terminating the initial term of any extension thereof at least 60 days prior to the scheduled termination date of the contract. Mr. Doderer is to receive an annual salary of $150,000, paid in monthly installments at the rate of $12,500 per month. Mr. Doderer also received a signing bonus of 5,000,000 restricted shares of Common Stock and 5,000,000 stock options with an amended exercise price of $0.05 per share, fully vested, expiring on March 29, 2023. In the event Mr. Doderer’s services as a director are terminated for any reason, including, termination by his own choice, within six months of a change in control event as defined in said agreement, he shall receive one year’s fees of $120,000 payable in one lump sum no later than 30 days after the termination of his services as a director and, in such event, any options that are not fully vested shall become immediately vested and the options shall be extended for an additional one year following the final exercise date of said option agreement. Mr. Doderer’s employment agreement may be terminated for cause as defined in the agreement. In such event, he shall receive his unpaid portion of his base salary computed up to the date of termination, plus certain other benefits. In the event of death, his estate shall receive compensation of the unpaid portion of his base salary up to the date of his death, plus certain benefits. The agreement contains certain prohibitions against soliciting employees and clients of the Company for his own personal benefit during the term of the agreement and for a period of one year thereafter. Mr. Doderer’s employment agreement does not reflect the following approved by the Company’s Board:

●	Mr.Doderer received in October 2009 options to purchase 500,000 shares of the Company, issued under the 2009 Plan, at $0.05 per share through October 2019;
●	The November 2010 issuance of five-year warrants to purchase 833,333 shares exercisable at $0.075 per share in exchange for the cancellation of $62,500 of accrued salary;
●	The May 2011 issuance of five-year warrants to purchase 738,636 shares exercisable at $0.11 per share in exchange for the cancellation of $81,250 of accrued salary; and
●	Mr. Doderer received in January 2013 options to purchase a total of 3,000,000 shares of the Company, issued under the 2013 Plan, at $0.05 per share through January 2018.

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

Awards

As of June 30, 2018, options to purchase 8,400,000 shares were outstanding under the 2009 Plan. These include the following persons:

	Amount of Shares	Exercise Price	Net Realizable Value (1)
Stephen Squires (2)	6,600,000	$0.05	$-
David Doderer	500,000	0.05	-
Ghassan Jabbour	300,000	0.05	-
Non-Officers/Directors (3)	1,000,000	0.04 - 0.05	55,000
Total	8,400,000	$0.04 - 0.05	$55,000

(1)	Based upon the closing last sale of $0.05 per share as of June 30, 2018, after deducting the applicable exercise price.

(2)	Includes 600,000 options held pursuant to the 2009 plan held by Mr. Squires’ wife.

(3)	Represents options owned by persons who are not currently officers or directors of the Company as of the date of this filing.

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

Option activity in the 2009 Plan was as follows for the years ended June 30, 2018 and 2017:

	2018		2017
		Weighted- Average		Weighted- Average
	Shares	Exercise Price	Shares	Exercise Price

Shares reserved	10,000,000		10,000,000
Outstanding at beginning of year	8,950,000	$0.050	8,950,000	$0.050
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled	-	0.045	550,000	0.045

Outstanding at end of year	8,400,000	$0.051	8,400,000	$0.051

Remaining options available to be issued	1,600,000		1,600,000

2013 Stock Option Plan

In January 2013, the Company approved the 2013 Employee Benefit and Consulting Services Compensation Plan (the “2013 Plan”) covering 20,000,000 shares, which automatically increased to 60,000,000 shares on March 29, 2013. The 2013 Plan is otherwise identical to the terms of the 2009 Plan.

Awards

As of June 30, 2017, options to purchase 50,441,914 shares were outstanding under the 2013 Plan. These include the following persons:

	Amount of Shares	Exercise Price	Net Realizable Value (1)
Stephen Squires (2)	11,468,750	$0.05 - 0.12	$-
David Doderer	6,531,250	0.05 - 0.12	-
Ghassan Jabbour	5,250,000	0.06 - 0.08	-
Non-Officers/Directors (3)	27,191,914	0.05 - 0.17	-
Total	50,441,914	$0.05 - 0.17	$-

(1)	Based upon the closing last sale of $0.05 per share as of June 29, 2018, the last trading day of the fiscal year, after deducting the applicable exercise price.

(2)	Includes 937,500 options held pursuant to the 2013 plan held by Mr. Squires’ wife.

(3)	Represents options owned by persons who are not currently officers or directors of the Company as of the date of this filing.

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

Option activity in the 2013 Plan was as follows for the years ended June 30, 2018 and June 30, 2017:

	2018		2017
		Weighted- Average		Weighted- Average
	Shares	Exercise Price	Shares	Exercise Price

Shares reserved	60,000,000		60,000,000
Outstanding at beginning of year	53,441,914	$0.080	56,625,248	$0.082
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled	3,000,000	0.050	3,183,334	0.124

Outstanding at end of year	50,441,914	$0.082	53,441,914	$0.080

Remaining options available to be issued	6,233,086		3,233,086

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

Awards

As of June 30, 2018, options to purchase 8,075,000 shares were outstanding under the 2015 Plan. These include the following persons:

	Amount of Shares	Exercise Price		Net Realizable Value (1)
Stephen Squires (2)	2,000,000	$0.30	(2)	$-
David Doderer (3)	1,550,000	0.12 – 0.30	(2)	-
Ghassan Jabbour	300,000	0.12		-
Shane Squires	300,000	0.12		-
Non-Officers/Directors (4) (5)	3,925,000	0.06 – 0.30	(2)	-
Total	8,075,000	$0.12 – 0.30	(2)	$-

(1)	Based upon the closing last sale of $0.05 per share as of June 29, 2018, the last trading day of the fiscal year, after deducting the applicable exercise price.
(2)	All options are currently unearned as of the filing date of this Form 10-K. These options will be earned upon the Company signing its first solitary sales contract worth in excess of $1,000,000 revenue. The unearned options will have an exercise price of the greater of (i) $0.30 per share and (ii) the market price when earned.
(3)	1,250,000 of the options are unearned as of the filing date of this Form 10-K as described in (2) above.
(4)	Represents options owned by persons who are not currently officers or directors of the Company as of the date of this filing unless otherwise noted.
(5)	1,550,000 of the options held by non-officers/directors are unearned as of the filing date of this Form 10-K as described in (2) above.

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

Option activity in the 2015 Plan was as follows for the year ended June 30, 2018:

	2018		2017
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Shares reserved	15,000,000		15,000,000
Outstanding at beginning of year	7,175,000	$0.294	8,900,000	$0.294
Granted-Earned	900,000	0.060	3,700,000	0.120
Granted-Unearned (1)	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled	-	-	5,425,000	0.246

Outstanding at end of year (2)	8,075,000	$0.220	7,175,000	$0.240

Remaining options available to be issued	6,925,000		7,825,000

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

In June 2017, 25,000,000 stock options with a term of five years were granted to Mr. Stephen Squires outside of the 2009, 2013, and 2015 Plans, 10,000,000 of which are unearned as of the date of the filing of this report.

In fiscal year 2018, no options or warrants were granted outside the 2009 Plan, 2013 Plan, and 2015 Plan.

Prior to fiscal year 2017, 6,500,000 options outside the 2009 Plan, 2013 Plan, and 2015 Plan were granted and outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of October 9, 2018 certain information regarding beneficial ownership of our common stock by:

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

Name of Beneficial Owner	Common Stock Beneficially Owned (1)(2)	Percent of Class (3)
Stephen Squires (4)	61,702,051	12.3%
David Doderer (5)	20,105,417	4.3%
Ghassan Jabbour (6)	11,650,000	2.5%
Shane Squires (7)	400,000	*
Robert Phillips (8)	2,010,466	*
Directors and Executive Officers as a group of 5 persons	93,857,468	18.0%
Lucas Hoppel (9)	44,791,667	9.0%
Carson Group (10)	28,171,920	6.8%

* Represents less than 1%

(1)	Unless otherwise indicated, ownership represents sole voting and investment power.
(2)	The address for each officer and director named above is c/o the Company at 3055 Hunter Road, San Marcos, TX 78666.
(3)	Based upon 406,105,391 common shares outstanding as of October 9, 2018.
(4)	Includes 14,903,301 shares of common stock owned by Mr. Squires and 230,000 shares of common stock owned by Mr. Squires wife and options to purchase 45,031,250 shares owned by Mr. Squires and options to purchase 1,537,500 shares owned by Mr. Squires wife. Excludes 12,000,000 options owned by Mr. Squires which are unearned as of the date of the filing of this Form 10-k.

(5)	Includes 6,670,000 shares of common stock and warrants to purchase 13,435,417 shares. Excludes 1,250,000 options which are unearned as of the date of the filing date of this Form 10-K.
(6)	Includes 5,800,000 shares of common stock and warrants to purchase 5,850,000 shares.
(7)	Includes 100,000 shares of common stock and warrants to purchase 300,000 shares.
(8)	2,010,466 shares are payable in accordance with Robert Phillips consulting contract, if 100% equity payment is elected.
(9)	Includes (a) 23,600,000 shares of common stock issuable pursuant to subscription rights, (b) 7,250,000 shares of common stock issuable upon exercise of warrants, and (c) 9,041,667 shares of common stock issuable upon conversion of debentures. Lucas Hoppel is an individual investor, located at 295 Palmas Inn Way, Ste 104, PMB 346, Humacao, PR 00791.
(10)	According to Schedule 13D dated October 4, 2016 and an email received by Company counsel on December 6, 2017. Carson Haysco Holdings, LP is the beneficial owner of 13,919,750 shares of common stock, which includes 4,166,667 shares issuable upon conversion of a debenture; Carson Diversified Investments, LP is the beneficial owner of 13,919,750 shares of common stock, which includes 4,166,667 shares issuable upon conversion of a debenture. Carson Diversified GP, LLC is the general partner of each of Carson Haysco Holdings, LP and Carson Diversified Investments, LP, and W.C. Carson is the beneficial owner of 100% of the ownership interests in Carson Diversified GP, LLC. The address for the Carson Group is P. O. Box 666, San Marcos, TX 78667.

Securities Authorized for Issuance under Equity Incentive Plans

The table set forth below provides information as of June 30, 2018 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issed upon exercise of outstanding warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	58,841,914	$0.078	7,833,086

Equity compensation plans not approved by security holders	8,075,000	$0.220	6,925,000

Item 13. Certain Relationships and Transactions

Policies and Procedures for Related-Party Transactions

Our Company does not have any formal written policies or procedures for related party transactions, however in practice, our board of directors’ reviews and approves all related party transactions and other matters pertaining to the integrity of management, including potential conflicts of interest, trading in our securities, or adherence to standards of business conduct.

At June 30, 2018 and 2017, the Company had accrued salaries payable to executives and members of the board of directors, in the amount of $568,575 and $361,375, respectively.

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

For a description of transactions during fiscal years 2018 and 2017 between the Company and its executive officers and directors, reference is made to Items 7 herein.

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

Item 14. Principal Accountant Fees and Services

In May, 2018, the Company engaged RBSM, LLP 0f Larkspur, CA as the Company’s new registered independent public accountant. The following table presents the aggregate audit fees billed by KCCW Accountancy Group for services rendered for the fiscal years ended June 30, 2017 and by RBSM, LLP for fiscal year 2018:

	Services Billed for the Year Ended June 30,
	2018	2017
Audit Fees (1)	$30,000	$59,500
Audit-Related Fees	-	0
Tax Fees	-	38,500
All Other Fees	-	12,000
Total	$30,000	$110,000

(1)	The Audit fees for the years ended June 30, 2018 and 2017, respectively, were for professional services rendered for the audits of Company’s consolidated financial statements, the reviews of Company’s quarterly consolidated financial statements, the review of Company’s Annual Report, the review of documents filed with the SEC, and consents.

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

QUANTUM MATERIALS CORP.

Date: October 15, 2018	By:	/s/ Stephen Squires
	Name:	Stephen Squires
	Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen Squires	Title: Principal Executive Officer,	Date: October 15, 2018
Stephen Squires	Director

/s/ Robert Phillips	Title: Principal Financial Officer	Date: October 15, 2018
Robert Phillips

/s/ Ghassan Jabbour	Title: Director	Date: October 15, 2018
Ghassan Jabbour

/s/ David Doderer	Title: Director	Date: October 15, 2018
David Doderer

/s/ Shane Squires	Title: Director	Date: October 15, 2018
Shane Squires

(b)	Exhibits (items indicated by an (*) are filed herewith)

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 15, 2008, by and among Quantum Materials Corp., Solterra Renewable Technologies, Inc., the shareholders of Solterra and Greg Chapman, as Indemnitor.

3.1	Articles of Incorporation (Incorporated by reference to Form SB-2 Registration Statement filed on October 5, 2007)

3.2	2010 Amendment to Articles of Incorporation (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014)

3.3	2013 Amendment to Articles of Incorporation (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014)

3.4	Bylaws (Incorporated by reference to Form SB-2 Registration Statement filed on October 5, 2007)

3.5	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 in Form 8-K filed on May 3, 2017.

4.1	Form of Equity Purchase Agreement (Eloc) (Incorporated by reference to Form 8-K filed on April 4, 2017.

4.2	Registration Rights Agreement (Incorporated by reference to Form 8-K filed on April 4, 2017.

10.3	Agreement with Arizona State University executed by ASU on October 8, 2008 and executed by Solterra on September 18, 2008

10.5	License Agreement between The University of Arizona and the issuer dated July 2009 (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2009)

10.7	Amendment to Exclusive Patent License Agreement between University of Arizona and Solterra Renewable Technologies (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010 filed on February 14, 2011)

10.10	Second Amendment to Issuer’s Agreement with University of Arizona (Incorporated by reference to Form 10-K for the fiscal year ended June 30, 2012)

10.11	Employment Agreement — Stephen Squires (Incorporated by reference to Form 8-K filed on January 23, 2013)

10.12	Employment Agreement — David Doderer (Incorporated by reference to Form 8-K filed on January 23, 2013)

10.13	Employment Agreement – Craig Lindberg (Incorporated by reference to Form 8-K filed on June 17, 2015)

10.14	Agreement with Christopher Benjamin, former officer/director (Incorporated by reference to Form 10-Q for the quarter ended September 30, 2015)

10.15	Amended and Restated Employment Agreement – Stephen Squires (Incorporated by reference to Form 8-K filed on December 15, 2015)

10.16	Amended and Restated Employment Agreement – David Doderer (Incorporated by reference to Form 8-K filed on December 15, 2015)

10.17	Amended and Restated Employment Agreement – Craig Lindberg (Incorporated by reference to Form 8-K filed on December 15, 2015)

10.20	Amended License Agreement by and between The University of Arizona and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K filed on June 9, 2016)

10.21	Employment Agreement – Sri Peruvemba (Incorporated by reference to Form 8-K filed on June 16, 2016)

10.22	Amended and Restated Employment Agreement – Stephen Squires (Incorporated by reference to Form 8-K filed on June 16, 2016)

10.23	Agreement dated October 10, 2016 by and among Quantum Materials Corp., Carson Haysco Holdings, LP and Carson Diversified Investments, LP (Incorporated by reference to Form 8-K filed on October 14, 2016)

10.24	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on November 9, 2016)

10.25	Form of April 2016 Unsecured Convertible Promissory Note (Incorporated by reference to Form 8-K filed on November 9, 2016)

10.26	Form of April 2016 Warrant (Incorporated by reference to Form 8-K filed on November 9, 2016)

10.27	Form of September 2016 Convertible Promissory Note

10.28	Form of September 2016 Warrant

10.29	Purchase Agreement dated November 8, 2016 by and between Quantum Materials Corp. and Lincoln Park Capital Fund, LLC (Incorporated by reference to Form 8-K filed on November 10, 2016)

10.30	Registration Rights Agreement dated November 8, 2016 by and between Quantum Materials Corp. and Lincoln Park Capital Fund, LLC (Incorporated by reference to Form 8-K filed on November 10, 2016)

10.31	Securities Purchase Agreement dated November 7, 2016, by and between Quantum Materials Corp. and Investor (Incorporated by reference to Form 8-K filed on November 9, 2016)

10.32	Form of 8% Convertible Promissory Note issued to Investor (Incorporated by reference to Form 8-K filed on November 9, 2016)

10.33	Form of Warrant issued to Investor (Incorporated by reference to Form 8-K filed on November 9, 2016)

10.34	Form of $147,000 promissory note issued to L2 Capital as a fee in connection with the Eloc. (Incorporated by reference to form 8-K filed on April 4, 2017.

10.35	Form of $63,000 promissory note issued to SBI as a fee in connection with the Eloc. (Incorporated by reference to form 8-K filed on April 4, 2017.

10.36	Form of Securities Purchase Agreement pertaining to $395,500 loan by L2 Capital. (Incorporated by reference to form 8-K filed on April 4, 2017.

10.37	Form of Securities Purchase Agreement pertaining to $169,000 loan by SBI. (Incorporated by reference to form 8-K filed on April 4, 2017.

10.38	Form of $395,500 Promissory Note issued to L2 Capital in connection with Exhibit 10.5. (Incorporated by reference to form 8-K filed on April 4, 2017.

10.39	Form of $169,500 promissory note issued to SBI in connection with Exhibit 10.6. (Incorporated by reference to form 8-K filed on April 4, 2017.

21.1	Subsidiaries of Registrant listing state of incorporation (Incorporated by reference to Form 10-K for fiscal year ended June 30, 2011)

23.1	Consent of Independent Registered Public Accounting Firm *

23.2	Consent of Prior Registered Public Accounting Firm*

31(a)	Rule 13a-14(a) Certification — Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification — Principal Financial Officer *

32(a)	Section 1350 Certification — Principal Executive Officer *

32(b)	Section 1350 Certification — Principal Financial Officer *

99.1	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014)

99.2	2013 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014)

99.3	2015 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to the Registrant’s Proxy Statement (Form DEF 14A) filed on February 1, 2016)

101.INS	XBRL Instance Document *

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *

QUANTUM MATERIALS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quantum Materials Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Quantum Materials Corp. (the Company) as of June 30, 2018, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended June 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP
We have served as the Company’s auditor since 2018.
Larkspur, CA
October 15, 2018

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

April 12, 2018
Los Angeles, California

QUANTUM MATERIALS CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	June 30, 2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,025	$52,611
Subscription receivable	10,000	-
Prepaid expenses and other current assets	1,746,181	1,254,923
TOTAL CURRENT ASSETS	1,758,206	1,307,534

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $346,080 and $246,491	625,524	723,236

LICENSES AND PATENTS, net of accumulated amortization of $146,852 and $113,804	45,891	78,939

LONG TERM PORTION OF PREPAID EXPENSES	184,660	-

TOTAL ASSETS	$2,614,281	$2,109,709

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,511,691	$1,311,267
Accrued expenses	548,667	$498,189
Accrued salaries	682,575	361,375
Notes payable, net of unamortized discount	-	62,738
Current portion of convertible debentures, net of unamortized discount	3,402,421	2,511,829
TOTAL CURRENT LIABILITIES	6,145,354	4,745,398

CONVERTIBLE DEBENTURES, net of current portion, unamortized discount and debt issuance costs	40,224	559,283

TOTAL LIABILITIES	6,185,578	5,304,681

COMMITMENTS AND CONTINGENCIES (See Note 13)	-	-

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, authorized 750,000,000 shares, 442,564,332 and 367,955,585 issued and outstanding at June 30, 2018 and June 30, 2017, respectively	442,564	367,955
Common stock issuable	800,131	-
Additional paid-in capital	42,030,181	33,880,177
Accumulated deficit	(46,844,173)	(37,443,104)
TOTAL STOCKHOLDERS’ DEFICIT	(3,571,297)	(3,194,972)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,614,281	$2,109,709

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30,
	2018	2017

REVENUES	$20,120	$33,250

OPERATING EXPENSES
General and administrative	6,093,075	5,447,576
Research and development	188,274	1,006,214
TOTAL OPERATING EXPENSES	6,281,349	6,453,790

LOSS FROM OPERATIONS	(6,261,229)	(6,420,540)

OTHER EXPENSE (INCOME)
Beneficial conversion expense	1,303,078	275,110
Interest expense, net	1,023,989	314,679
Change in value of derivative liability	(514,969)	-
Accretion of debt discount	1,327,742	649,524
TOTAL OTHER EXPENSE	3,139,840	1,239,313

NET LOSS	$(9,401,069)	$(7,659,853)

LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	413,738,050	342,688,527

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Issuable	Capital	Deficit	Deficit

Balances at June 30, 2016	324,563,789	$324,564	$-	$28,415,843	$(29,783,251)	$(1,042,844)

Common stock issued for cash	875,000	875	-	104,125	-	105,000

Common stock issued for warrant and option exercises	10,000,000	10,000	-	415,000	-	425,000

Common stock issued for services	21,670,237	21,670	-	2,011,091	-	2,032,761

Common stock issued for debenture interest	1,182,284	1,182	-	120,747	-	121,929

Common stock issued for debenture conversions	3,208,334	3,208	-	381,792	-	385,000

Cancellation of shares	(194,059)	(194)	-	194	-	-

Stock-based compensation	4,000,000	4,000	-	1,434,570	-	1,438,570

Beneficial conversion feature of debenture	-	-	-	275,110	-	275,110

Allocated value of common stock and warrants related to debenture	2,650,000	2,650	-	564,473	-	567,123

Stock options issued for services	-	-	-	157,232	-	157,232

Net loss	-	-	-	-	(7,659,853)	(7,659,853)

Balances at June 30, 2017	367,955,585	$367,955	$-	$33,880,177	$(37,443,104)	$(3,194,972)

Common stock issued for cash	1,716,666	1,717	-	151,283	-	153,000

Common stock issued for services	34,100,060	34,100	-	2,371,239	-	2,405,339

Common stock issued for debenture interest	737,020	737	-	67,760	-	68,497

Common stock issued for debenture conversions	7,125,001	7,125	-	847,875	-	855,000

Common stock issued for debenture and warrant extensions	24,125,000	24,125	36,000	1,606,675	-	1,666,800

Common stock and stock warrants issued in exchange for accrued salaries	-	-	30,800	498,022	-	528,822

Common stock and stock warrants issued in exchange for accounts payable	1,880,000	1,880	-	175,120	-	177,000

Cancellation of shares	(5,725,000)	(5,725)	-	(429,375)	-	(435,100)

Stock-based compensation	7,000,000	7,000	-	1,294,060	-	1,301,060

Beneficial conversion feature of debenture	-	-	-	1,303,078	-	1,303,078

Allocated value of common stock and warrants related to debenture	3,650,000	3,650	453,331	264,267	-	721,248

Common stock issued in exchange for debt extinguishment	-	-	280,000	-	-	280,000

Net loss	-	-	-	-	(9,401,069)	(9,401,069)

Balances at June 30, 2018	442,564,332	$442,564	$800,131	$42,030,181	$(46,844,173)	$(3,571,297)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,401,069)	$(7,659,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	132,637	134,897
Amortization of debt issuance costs	650,128	71,353
Stock-based compensation	1,580,012	1,438,570
Stock issued for services	1,318,274	2,032,762
Stock options issued for services	-	157,232
Stock issued for debenture extensions	1,646,800	-
Stock issued for interest	-	121,929
Stock options issued for debenture conversion	-	385,000
Beneficial conversion feature	1,303,078	275,110
Deemed interest on extinguishment of debenture	118,000	-
Change in fair value of derivative liability	(514,969)	-
Accrued salaries due to related parties	-	131,375
Accretion of debt discount	1,020,772	649,524
Effects of changes in operating assets and liabilities:
Accounts receivable	-	8,835
Prepaid expenses and other current assets	(23,983)	(1,152,823)
Accounts payable and accrued expenses	1,079,499	1,183,982
NET CASH USED IN OPERATING ACTIVITIES	(1,090,821)	(2,222,107)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,877)	(44,911)
NET CASH USED IN INVESTING ACTIVITIES	(1,877)	(44,911)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercises and issuance of common stock	163,000	530,000
Proceeds from issuance of convertible debentures / promissory note	1,494,500	1,470,000
Proceeds from issuance of note payable	-	152,644
Principal payments on long-term debt	(552,650)	-
Principal payments on note payable	(62,738)	(100,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,042,112	2,052,644

NET DECREASE IN CASH	(50,586)	(214,374)

CASH AND CASH EQUIVALENTS, beginning of period	52,611	266,985

CASH AND CASH EQUIVALENTS, end of period	$2,025	$52,611

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

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

Going Concern

The Company recorded losses from continuing operations in the current period presented and has a history of losses. As of June 30, 2018, the Company had a working capital deficit of $4,387,148 and net cash used in operating activities was $(1,013,321) for the year ended June 30, 2018. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, obtain revenues from operations, raise additional capital, and/or obtain debt financing.

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

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Asset Impairment: In accordance with Accounting Standards Codification (ASC) 360-10-35 “Impairment or Disposal of Long-Lived Assets”, the Company evaluates the recoverability of property and equipment if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and the carrying value. There were no impairment charges in the consolidated statements of operations during the years ended June 30, 2018 and 2017.

Debt Issuance Costs: The costs related to the issuance of debt are presented on the balance sheet as a direct deduction from the related debt and amortized to interest expense using the effective interest method over the maturity period of the related debt. Accumulated amortization was $145,545 and $86,555 at June 30, 2018 and 2017, respectively. Amortization expense for the years ended June 30, 2018 and 2017 was $58,990 and $88,956 respectively.

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

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, the Company generally uses the Black-Scholes model, adjusted for the effect of dilution, because it embodies all the requisite assumptions (including trading volatility, estimated terms, dilution and risk-free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Since derivative financial instruments are initially and subsequently carried at fair values, income (expense) going forward will reflect the volatility in these estimates and assumption changes. Increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

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

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Costs: Research and development (R&D) costs are expensed as incurred. These expenses include the costs of the Company’s proprietary R&D efforts, as well as costs incurred in connection with certain licensing arrangements. Research and development expenses were $188,274 and $1,006,214 for the years ended June 30, 2018 and 2017, respectively.

Reclassifications: Certain amounts in the June 30, 2017 consolidated financial statements have been reclassified to conform to the classifications in the June 30, 2018 consolidated financial statements.

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11—Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480), and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 eliminates the requirement that a down round feature precludes equity classification when assessing whether an instrument is indexed to an entity’s own stock. A freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The Company elected to adopt ASU 2017-11 early, effective July 1, 2017, and implemented the pronouncement retrospectively with a cumulative effect adjustment to outstanding financial instruments. The adoption of this guidance did not have an impact on its financial statements. In the fiscal year 2018, the Company had three triggering events related to a down round feature which resulted in recording a charge for beneficial conversion expense of $1,021,500 during the year ended June 30, 2018.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the guidance effective July 1, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related disclosures.

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

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current generally accepted accounting principles (GAAP) and replaces it with a principle-based approach for determining revenue recognition. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. Public business entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. Early adoption of this updated guidance is permitted as of the original effective date of December 31, 2016. The Company does not anticipate or expect adoption of this ASU will have a material effect to the consolidated financial statements upon adoption.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — PREPAID EXPENSES

Prepaid expenses consist of the following:

	Years Ended
	June 30,
	2018	2017

Prepaid consulting fees	$1,896,589	$1,225,463
Other prepaid expenses	31,002	29,460
Deposits	3,250	-

Total prepaid and other current assets	1,930,841	1,254,923

Less non-current portion	184,660	-

Current portion of prepaid and other current assets	$1,746,181	$1,254,923

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2018	June 30, 2017

Furniture and fixtures	$3,502	$1,625
Computers and software	11,447	11,447
Machinery and equipment	956,655	956,655
	971,604	969,727
Less: accumulated depreciation	346,080	246,491

Total property and equipment, net	$625,524	$723,236

Depreciation expense for the years ended June 30, 2018 and 2017 was $99,589 and $96,349, respectively.

NOTE 4 — LICENSES AND PATENTS

Licenses and patents consisted of the following:

	June 30, 2018	June 30, 2017

William Marsh Rice University	$40,000	$40,000
University of Arizona	15,000	15,000
Bayer acquired patents	137,743	137,743
	192,743	192,743
Less: accumulated amortization	146,852	113,804

Total licenses and patents, net	$45,891	$78,939

Amortization expense for the years ended June 30, 2018 and 2017 was $33,048 and $38,548, respectively. Amortization expense is projected to be $33,048 and $12,843 for the twelve months ended June 30, 2019 and 2020, respectively, and $0 thereafter.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2018, and June 30, 2017, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. As of June 30, 2018, and 2017, the Company held no investments. The Company hired an independent resource to value its derivative liability as follows:

Fair Value Table

	Balance at June 30, 2018	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative Liability	$-	$-	$-	$-
Convertible debentures	3,442,645	-	3,442,645	-

	$3,442,645	$-	$3,442,645	$-

Level Three Roll-forward

	Derivative Liability	Total

Balance June 30, 2017	$-	$-
Fair value of derivative liability reclassified from equity	514,969	514,969
Change in fair value	(514,969)	(514,969)
Balance June 30, 2018	$-	$-

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Debentures

The Company measured the estimated fair value of the convertible debentures using significant other observable inputs, representative of a Level 2 fair value measurement, including the interest and conversion rates for the instruments. The following table sets forth the fair value of the Company’s convertible debentures as of June 30, 2018 and 2017:

	June 30, 2018		June 30, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Convertible debentures issued in September 2014	$25,050	$27,977	$25,050	$24,721
Convertible debentures issued in January 2015	500,000	504,342	500,000	916,667
Convertible debentures issued in April - June 2016	1,075,000	1,154,831	1,330,000	1,277,403
Convertible debenture issued in August 2016	200,000	226,961	200,000	197,815
Convertible debenture issued in November 2016	-	-	200,000	191,795
Convertible debentures issued in January - March 2017	60,000	64,138	260,000	240,718
Convertible debenture issued in February 2017	-	-	100,000	103,992
Convertible debenture issued in March 2017	-	-	150,000	152,352
Convertible promissory notes issued in March 2017	222,350	258,689	541,850	549,466
Convertible promissory notes issued in May 2017	-	-	233,650	215,158
Convertible debenture issued in June 2017	100,000	98,919	100,000	100,827
Convertible debenture issued in July 2017	100,000	98,919	-	-
Convertible debenture issued in September 2017	150,000	148,378	-	-
Convertible debenture issued in September 2017	495,000	490,844	-	-
Convertible debenture issued in November 2017	27,000	25,547	-	-
Convertible debenture issued in November 2017	247,500	245,422	-	-
Convertible debenture issued in December 2017	75,000	72,489	-	-
Convertible debenture issued in February 2018	45,000	44,387	-	-
Convertible debentures issued in March 2018	65,000	63,205	-	-
Convertible debentures issued in April 2018	150,000	131,446	-	-
Convertible debentures issued in June 2018	40,000	40,086	-	-

The Company is not a party to any hedge arrangements, commodity swap agreements or any other derivative financial instruments other than described above.

NOTE 6 — CONVERTIBLE DEBENTURES

The following table sets forth activity associated with the convertible debentures:

	June 30,	June 30,	Debenture
	2018	2017	Reference
Convertible debentures issued in September 2014	$25,050	$25,050	A
Convertible debentures issued in January 2015	500,000	500,000	B
Convertible debentures issued in April - June 2016	1,075,000	1,330,000	C
Convertible debenture issued in August 2016	200,000	200,000	C
Convertible debenture issued in November 2016	-	200,000	C
Convertible debentures issued in January - March 2017	60,000	260,000	D
Convertible debenture issued in February 2017	-	100,000	E
Convertible debenture issued in March 2017	-	150,000	F
Convertible promissory notes issued in March 2017	222,350	541,850	G
Convertible promissory notes issued in May 2017	-	233,150	H
Convertible debenture issued in June 2017	100,000	100,000	I
Convertible debenture issued in July 2017	100,000	-	J
Convertible debenture issued in September 2017	645,000	-	K
Convertible debenture issued in November 2017	247,500	-	K
Convertible debenture issued in November 2017	27,000	-	L
Convertible debenture issued in December 2017	75,000	-	N
Convertible debenture issued in February 2018	45,000	-	O
Convertible debentures issued in March 2018	65,000	-	P
Convertible debentures issued in April 2018	60,000	-	Q
Convertible debentures issued in April 2018	70,000	-	R
Convertible debentures issued in April 2018	20,000	-	S
Convertible debentures issued in June 2018	40,000	-	T

	3,576,900	3,640,050
Less: unamortized discount	134,255	490,448
Less: debt issuance costs	-	78,490
	3,442,645	3,071,112
Less: current portion	3,402,421	2,511,829

Total convertible debentures, net of current portion	$40,224	$559,283

Future maturities of convertible debentures for each of the next five years and thereafter are as follows:

Year Ending June 30,
2018 (Past due)	$472,350
2019	2,962,500
2020	142,050
2021	-
2022	-
Thereafter	-

$3,576,900

Of the past due amounts disclosed above, $222,350 is, at the date of this report, involved in litigation involving L2 Capital, and SBI (See narrative G below, and litigation disclosure, Note 17). See remaining amounts due in narrative C below.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A) September 2014 Convertible Debenture

Between September 16, 2014 and October 28, 2014, the Company entered into Convertible Debenture Agreements to obtain a total of $500,050 in gross proceeds from five non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures have terms of five years maturing between September 16, 2019 and October 30, 2019. The Debentures bear interest at the rate of 6% per annum and are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.15 per share at any date and will receive an equal number of warrants having a strike price of $0.30 per share and a term of five years. None of the Debentures were converted into common shares during the year ended June 30, 2018.

Interest expense for the years ended June 30, 2018 and 2017 was $1,524 and $1,524, respectively

As of June 30, 2018, $25,050 of principal was outstanding.

B) January 2015 Convertible Debenture

On January 15, 2015, the Company entered into Convertible Debenture Agreements to obtain $500,000 in gross proceeds from two non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures have a term of two years maturing on January 15, 2017 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.06 per share at any date. The Debenture Holders received 6,250,000 common stock warrants exercisable at $0.06 per share through January 15, 2017. The debt is secured by a security interest in certain microreactor equipment. The Agreement also provides for the investors to have the right to appoint one member to the Company’s Board of Directors in the event any one of the aforementioned debentures are converted into common stock of the Company. On October 10, 2016, the maturity date of the debentures was extended to January 15, 2018 and the 6,250,000 warrants were converted into common stock for total proceeds of $375,000. On January 12, 2018 the debentures were extended for ten days to January 25, 2018. On January 24, 2018, the debentures were extended to December 15, 2018. As compensation for extending the debentures, the Debenture Holders received 3,500,000 shares of Common Stock, which were valued at $0.06 per share, a total of $210,000 recorded as debt extension expense.

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $348,105, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for years ended June 30, 2018 and 2017 of $0 and $92,298, respectively. Interest expense for the years ended June 30, 2018 and 2017 was $40,000 and $40,000, respectively.

As of June 30, 2018, $500,000 of principal was outstanding.

C) April – June, August, October and November 2016 Convertible Debentures

During the fourth quarter of the year ended June 30, 2017, the Company sold 1,565 Units for total proceeds of $1,565,000 from three affiliated and fourteen non-affiliated parties. In August 2016 the Company sold 200 additional Units for total proceeds of $200,000 and sold $50,000 in proceeds in October 2016. Each Unit consists of a $1,000 Unsecured Convertible Promissory Note (each, a “Note”) and a warrant to purchase 4,166 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a purchase price of $0.15 per share (each, a “Warrant”) over a period of five years. The Notes which were issued at face value have a maturity of two years from the date of issuance, bear interest at the rate of 8% per annum and are convertible into unregistered and restricted shares of Common Stock at $0.12 per-share, subject to normal and customary adjustments including (a) any subdivisions, combinations and classifications of the Common Stock; or (b) any payment, issuance or distribution by the Company to its stockholders of (i) a stock dividend, (ii) debt securities of the Company, or (iii) assets (other than cash dividends payable out of earnings or surplus in the ordinary course of business). The conversion price also is subject to a full ratchet adjustment upon the Company’s issuance of Common Stock, warrants, or rights to purchase Common Stock or securities convertible into Common Stock for a consideration per share which is less than the then applicable conversion price of the Notes excluding Common Stock and options issued to officers, directors, and employees of the Company, except for the exercise or conversion of existing convertible securities of the Company. The conversion price was reset to $0.012 per share in June 2018 as a result of a triggering event.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $609,595, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the years ended June 30, 2018, and 2017, of $231,702 and $323,894, respectively.

The Company recognized a beneficial conversion expense for the years ended June 30, 2018, and 2017, of $1,021,500 and $64,775, respectively.

Interest expense for the years ended June 30, 2018, and 2017, of $113,570 and $144,878, respectively.

During the years ended June 30, 2018 and 2017, $455,000 and $285,000 of principal was converted into 3,791,666 and 2,375,000 shares of common stock respectively. As of June 30, 2018, $1,275,000 of principal was outstanding. As of the date of this report, maturities totaling $825,000 of principal have been extended for one year until March and April of 2019, and the remaining $250,000 have not been extended, and are past due as of the date of this report.

D) January-March 2017 Convertible Debentures

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $73,250, recorded as debt discount and is amortized using the effective interest rate method over the life of the loans, two years. The Company recognized accretion of debt discount expense for the years ended June 30, 2018 and 2017 of $52,954 and $15,656, respectively. The Company recognized beneficial conversion expense for the years ended June 30, 2018 and 2017 of $0 and $62,400, respectively.

During the year ended June 30, 2018, $200,000 of these debentures converted into 1,666,667 shares of common stock.

Interest expense for the years ended June 30, 2018 and 2017 of $11,275 and $8,529, respectively.

As of June 30, 2018, $60,000 of principal was outstanding.

E) February 2017 Convertible Promissory Note

In February 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $100,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for 200,000 unregistered and restricted shares of common stock of the Company and a convertible promissory note in the principal amount of $100,000. The Note Holder received 250,000 common stock warrants exercisable at $0.12 per share through February 1, 2020. The promissory note has a term of eight months maturing on October 1, 2017 and stipulates a one-time interest charge of eight percent (8%) shall be applied on the issuance date to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accounting for the convertible promissory note, the Company allocated the fair value of the common stock and warrants to the proceeds received in the amount of $24,733, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized accretion of debt discount expense for the years ended June 30, 2018 and 2017 of $9,012 and $15,721, respectively.

There was no interest expense recorded for the year ended June 30, 2018 and $8,000 was recognized during 2017.

As of June 30, 2018, $0 of principal was outstanding. In August 2017, the Note Holder converted $100,000 of principal and $8,000 of accrued interest into 833,333 and 66,667 shares of common stock, respectively.

F) March 2017 Convertible Debenture

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $77,248, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized accretion of debt discount expense for the years ended June 30, 2018 and 2017 of $39,137 and $38,111, respectively. The Company recognized beneficial conversion expense for the years ended June 30, 2018 and 2017 of $0 and $72,752, respectively.

The Company recognized interest expense for the years ended June 30, 2018 and 2017 of $118,000 and $12,000, respectively. In September 2017 the debenture was converted in full to common stock. At March 31, 2018, and June 30, 2017, the principal balance remaining on this note was $0 and $150,000, respectively. The Company recognized 3.5 million common shares issuable and $118,000 of imputed interest expense during September 2017 as a result of this debt settlement.

G) March 2017 Convertible Promissory Notes

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

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognized accretion of debt discount expense for the years ended June 30, 2018 and 2017 of $43,661 and $52,764, respectively.

Interest expense for the years ended June 30, 2018 and 2017 of $421,901 and $9,418, respectively.

As of June 30, 2018, the Company no longer had a derivative liability, and recognized a change in derivative liability benefit of $514,969 for the year ended June 30, 2018.

As of June 30, 2018, and 2017, $222,350 and $541,850 of principal was outstanding, respectively. During the year ended June 30, 2018, the Company paid $319,500 of principal.

H) May 2017 Convertible Promissory Notes

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $71,795, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company also recorded original issue discount (“OID”) of $13,650 as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the years ended June 30, 2018 and 2017 of $48,101 and $23,693, respectively.

Interest Expense was recorded for the years ended June 30, 2018 and 2017 of $112,900 and $2,065 respectively. As of June 30, 2018, and June 30, 2017, $0 and $233,150 of principal was outstanding, respectively. In October 2017 the Company paid the principal of this note.

I) June 2017 Convertible Debenture

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $54,340, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. Interest expense was recorded for the years ended June 30, 2018 and 2017 of $10,500 and $8,000 respectively. Beneficial conversion expense was recorded for the years ended June 30, 2018 and 2017 of $0 and $45,660 respectively. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 and 2017 of $45,434 and $8,907, respectively. As of June 30, 2018, and 2017, $100,000 of principal was outstanding. In May 2018 the maturity date was extended to February 1, 2019.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

J) July 2017 Convertible Debenture

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,010 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized a fair value of the common shares issued at $100,000. The Company recorded a debenture discount of $53,876 and a beneficial conversion expense of $45,544. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $53,875. As of June 30, 2017, $100,000 of principal was outstanding. In May 2018 the maturity date was extended to February 1, 2019.

Interest expense for the year ended June 30, 2018 and 2017 of $18,500 and $0, respectively.

K) September 2017 Convertible Debenture

Debenture A)

In September 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $150,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $150,000. The Note Holder received 1,650,000 shares of common stock and 375,000 common stock warrants exercisable at $0.12 per share through September 11, 2000. The promissory note has a term of six months maturing on March 26, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The maturity date of the Note was extended to February 1, 2019 in an extension agreement dated May 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,420 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized a fair value of the common shares issued at $165,000. The Company recorded a debenture discount of $82,720 and a beneficial conversion expense of $45,219. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $82,720. As of June 30, 2018, $150,000 of principal was outstanding.

Interest expense for the year ended June 30, 2018 of $12,000 and $0, respectively.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debenture B)

In September 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $450,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $495,000. The Note Holder received 10,000,000 shares of common stock and 2,000,000 common stock warrants exercisable at $0.12 per share through September 11, 2000. The promissory note has a term of seven months maturing on April 26, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The maturity date of the Note was extended to January 26, 2019 in an extension agreement dated April 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $318,337 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, seven months. The Company also recorded original issue discount (“OID”) of $45,000 as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized a fair value of the common shares issued at $1,000,000. The Company recorded a debenture discount of $318,337 and a beneficial conversion expense of $131,663. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $318,337. As of June 30, 2018, $495,000 of principal was outstanding.

Interest expense for the year ended June 30, 2018 of $36,000.

Debenture C)

In November 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $225,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $247,500. The promissory note has a term of six months maturing on April 26, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The maturity date of the Note was extended to January 26, 2018 in an extension agreement dated April 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

The Company also recorded original issue discount (“OID”) of $22,500 as debt discount and is amortized using the effective interest rate method over the life of the loan, six months.

Interest expense for the year ended June 30, 2018 of $18,000.

L) November 2017 Convertible Debenture

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $8,310 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 24 months. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $2,007. Interest expense for the year ended June 30, 2018 of $1,380. As of June 30, 2018, $27,000 of principal was outstanding.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $18,864 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 24 months. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $18,864. As of June 30, 2018, $0 of principal was outstanding, as it was converted into 833,333 shares of common stock during the year ended June 30, 2018. (This debenture is not scheduled above, as it originated, and terminated within the same fiscal year.)

N) December 2017 Convertible Debenture

In December 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $75,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $75,000. The Note Holder received 1,000,000 shares of common stock and 250,000 common stock warrants exercisable at $0.12 per share through December 27, 2020. The promissory note has a term of 6 months maturing on June 30, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The maturity date of the Note was extended to March 30, 2019 in an extension agreement dated June 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $16,176 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $41,175 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $41,175. Interest expense for the year ended June 30, 2018 of $6,000. As of June 30, 2018, $75,000 of principal was outstanding.

O) February 2018 Convertible Debenture

In February 2018, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $45,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $45,000. The Note Holder received 1,500,000 shares of common stock and 500,000 common stock warrants exercisable at $0.12 per share through December 27, 2020. The promissory note has a term of 6 months maturing on August 8, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The maturity date of the Note was extended to February 8, 2019 in an extension agreement dated August 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $9,046 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,546 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $24,785. Interest expense for the year ended June 30, 2018 of $3,600. As of June 30, 2018, $45,000 of principal was outstanding.

P) March 2018 Convertible Debenture

In March 2018, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $30,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $30,000. The Note Holder received 1,500,000 shares of common stock and 500,000 common stock warrants exercisable at $0.12 per share through March 6, 2021. The promissory note has a term of 6 months maturing on August 8, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The maturity date of the Note was extended to March 6, 2019 in an extension agreement dated August 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $6,625 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $23,374 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $14,697. Interest expense for the year ended June 30, 2018 of $2,400 was recognized. As of June 30, 2018, $30,000 of principal was outstanding.

In March 2018, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $35,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $35,000. The Note Holder received 1,500,000 shares of common stock and 500,000 common stock warrants exercisable at $0.12 per share through March 23, 2021. The promissory note has a term of six months maturing on September 23, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The maturity date of the Note was extended to March 23, 2019 in an extension agreement dated September 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $8,702 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $26,298 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $14,043. Interest expense for the year ended June 30, 2018 of $2,800. As of June 30, 2018, $35,000 of principal was outstanding.

Q) April 2018 Convertible Debenture

In April 2018, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $60,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $60,000. The Note Holder received 2,000,000 shares of common stock and 1,000,000 common stock warrants exercisable at $0.12 per share through April 26, 2021. The promissory note has a term of approximately 6 months maturing on November 1, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The maturity date of the Note was extended to May 1, 2019 in an extension agreement dated September 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $6,175 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $41,175 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $14,455. Interest expense for the year ended June 30, 2018 of $4,800 was recognized. As of June 30, 2018, $60,000 of principal was outstanding.

R) April 2018 Convertible Debenture

In April 2018, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $70,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $70,000. The Note Holder received 1,000,000 shares of common stock and 200,000 common stock warrants exercisable at $0.12 per share through April 25, 2021. The promissory note has a term of 2 years maturing on April 25, 2020 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $0 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,188 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 2 years. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $2,616. Interest expense for the year ended June 30, 2018 of $1,027 was recognized. As of June 30, 2018, $70,000 of principal was outstanding.

S) April 2018 Convertible Debenture

In April 2018, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $20,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $20,000. The Note Holder received 1,166,660 common stock warrants exercisable at $0.15 per share through April 25, 2023. The promissory note has a term of 2 years maturing on April 19, 2020 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $4,384 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $14,384 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 2 years. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $1,675. Interest expense for the year ended June 30, 2018 of $316 was recognized. As of June 30, 2018, $20,000 of principal was outstanding.

T) June 2018 Convertible Debenture

In June 2018, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $40,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $40,000. The Note Holder received 2,000,000 shares of common stock and 1,000,000 common stock warrants exercisable at $0.12 per share through June 7, 2021. The promissory note has a term of approximately 7 months maturing on December 31, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $8,044 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,957 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 of $3,431. Interest expense for the year ended June 30, 2018 of $3,200 was recognized. As of June 30, 2018, $40,000 of principal was outstanding.

Debt Issuance Costs

The costs related to the issuance of debt are presented on the balance sheet as a direct deduction from the related debt and amortized to interest expense using the effective interest method over the maturity period of the related debt. Amortization expense for the years ended June 30, 2018 and 2017 was $58,990 and $88,956 respectively.

NOTE 7 — NOTES PAYABLE

Promissory Note

In June 2017, the Company issued a promissory note secured by the Company’s CEO for $50,000 with interest of $5,000 due on repayment of the loan. Interest expense for the years ended June 30, 2018 and 2017 was $5,000 and $197, respectively. As of June 30, 2018, $0 of principal was outstanding.

In September 2016, the Company issued an unsecured promissory note for proceeds of $100,000. The note bears 0% interest and the Company issued 416,667 common stock warrants exercisable at $0.15 per share through September 29, 2021. The note was due October 13, 2016 and was repaid on October 11, 2016. In accounting for the promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $26,454, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, fourteen days. The Company recognized accretion of debt discount expense for the year ended June 30, 2018 and 2017 of $0 and $26,454, respectively. As of June 30, 2018, $0 of principal was outstanding.

NOTE 8 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	Years Ended
	June 30,
	2018	2017

Accrued interest	$343,437	$158,927
Other accrued expenses	205,230	339,262

Total accrued expenses	$548,667	$498,189

NOTE 9 — EQUITY TRANSACTIONS

Common Stock

During the year ended June 30, 2018, the Company issued 34,100,060 shares of common stock for $2,405,339 in consulting services.

During the year ended June 30, 2018, the Company issued 737,020 shares of common stock at the fair market value of $68,497 for payment of debenture interest.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended June 30, 2018, the Company issued 7,125,001 shares of common stock at the fair market value of $855,000 as a result of debenture conversions.

During the year ended June 30, 2018, the Company issued 3,650,000 shares of common stock valued at $267,917, in connection with the issuance of the convertible debenture notes.

During the year ended June 30, 2018, the Company issued 24,125,000 shares of common stock in connection with the extension of convertible debenture notes with a fair market value of $1,630,800.

During the year ended June 30, 2018, the Company issued 1,716,666 shares of common stock in exchange for cash with a value of $153,000.

During the year ended June 30, 2018, the Company issued 7,000,000 of restricted stock unit shares in exchange for $650,000 in compensation expense.

Common Stock Issuable

During the year ended June 30, 2018, the company owed a total of 24,113,333 shares total, 23,600,000 of common stock to a lender, and 513,333 to an employee. 3,500,000 shares were in exchange for extinguishment of a $150,000 debenture with $12,000 accrued interest, fair valued at $280,000. $118,000 deemed interest on extinguishment of debt has been recorded. 600,000 were in relation to the extension of debt, with a fair value of $36,000. 19,500,000 shares were in relation to a new debenture borrowing of $735,000 in aggregate, valued at $453,331. 513,333 were for $15,400 of salaries converted to shares of common stock, with a fair value of $30,800, $15,400 has been recorded as additional compensation. The shares will be issued after fiscal year end June 30, 2018. The shares are included in the weighted average shares outstanding for purposes of calculation earning per share for the year ended June 30, 2018.

During the year ended June 30, 2018, the Company cancelled 5,725,000 shares of common stock, valued at $435,100. These shares were held in escrow pending a contractual deliverable and were returned to the Company.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Warrants

A summary of activity of the Company’s stock warrants for the years ended June 30, 2018 and 2017 is presented below:

			Weighted
	Weighted		Average	Weighted
	Average		Remaining	Average
	Exercise	Number of	Contractual	Grant Date
	Price	Warrants	Term in Years	Fair Value

Balance as of June 30, 2016	$0.11	39,262,305		$0.15
Expired	0.18	(4,135,100)		0.11
Granted	0.15	9,430,983		0.11
Exercised	0.06	(12,500,000)		0.15
Cancelled	0.13	(2,104,637)		0.15

Balance as of June 30, 2017	0.13	29,953,551		0.14
Expired	0.06	(12,077,778)		0.15
Granted	0.07	21,087,409		0.06
Exercised	-	-		-
Cancelled	0.13	(2,181,456)		0.12

Balance as of June 30, 2018	$0.11	36,781,726	2.80	$0.09

Vested and exercisable as of June 30, 2018	$0.11	36,781,726	2.80	$0.09

During the years ended June 30, 2018 and 2017, 0 and 5,000,000 warrants were exercised in cashless transactions that resulted in the issuance of 0 and 2,500,000 shares of common stock, respectively.

Outstanding warrants at June 30, 2018 expire during the period February 2019 to April 2023 and have exercise prices ranging from $0.03 to $0.30.

The following assumptions were used for the years ended June 30, 2018 and 2017:

	Year Ended
	June 30,
	2018	2017

Expected volatility	129.46%	136.25%
Expected dividend yield	-	-
Risk-free interest rates	2.62%	1.62%
Expected term (in years)	5.0	5.0

Salaries Converted to Equity

During the year ended June 30, 2018, certain officers, employees and consultants converted accrued salaries and other amounts owed of $249,900 into 513,333 shares of common stock and 7,816,667 warrants to purchase the Company’s common stock. The warrants are exercisable at $0.03 per share for a period of five years. The fair value of the common stock and stock warrants at the time of conversion was $30,800 and $498,022, respectively. The variance of $263,522 was recognized as stock-based compensation in general and administrative expense.

There were no salary conversions during the year ended June 30, 2017.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — STOCK-BASED COMPENSATION

The Company follows FASB Accounting Standards Codification (“ASC”) 718 “Compensation — Stock Compensation” for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In October 2009 the Board of Directors authorized the approval of a stock option plan covering 7,500,000 shares of common stock, which was increased to 10,000,000 shares in December 2009 and approved by stockholders in January 2010. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of June 30, 2018, 9,200,000 options have been granted, with terms ranging from five to ten years, and 800,000 have been cancelled leaving a balance of 8,400,000 outstanding.

In March 2012, 3,500,000 stock options, with a term of five years, were granted outside of a stock option plan. In March 2017, the term of these options was extended for an additional five years. In June 2016, and 2017, 6,000,000 and 17,000,000 stock options, with a term of ten years, were granted, respectively, outside of a stock option plan, and 3,000,000 shares were cancelled, leaving a balance of 23,500,000 outstanding outside of a defined option plan.

In January 2013 the Board of Directors authorized the approval of a stock option plan covering 20,000,000 shares of common stock, which was increased to 60,000,000 shares in March 2013 and approved by stockholders in March 2013. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of June 30, 2018, 72,653,473 options have been granted, with terms ranging from five to ten years, 3,325,000 have been exercised and 18,886,559 have been cancelled, and 50,441,914 remain outstanding.

On February 17, 2016, the Shareholders approved the 2015 Employee Benefit and Consulting Services Compensation Plan covering 15,000,000 shares. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of June 30, 2018, 4,900,000 options have been granted with a term of five years, and 1,625,000 have been cancelled leaving a balance outstanding of 3,275,000 options.

Incentive Stock Options: The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes-Merton valuation model. The volatility is based on expected volatility over the expected life of thirty-six to sixty months. Compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the Company has reduced the cost for estimated forfeitures based on historical forfeiture rates, which were between 14% and 17% during the year ended June 30, 2018. As the Company has not historically declared dividends, the dividend yield used in the calculation is zero. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton model.

The following assumptions were used for the years ended June 30, 2018 and 2017:

	Year Ended
	June 30,
	2018	2017

Expected volatility	129.46%	136.25%
Expected dividend yield	-	-
Risk-free interest rates	2.62%	1.62%
Expected term (in years)	5.0	5.0

The computation of expected volatility during the years ended June 30, 2018 and 2017 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity of the Company’s stock options for the years ended June 30, 2018 and 2017 is presented below:

	Weighted Average Exercise Price	Number of Optioned Shares	Weighted Average Remaining Contractual Term in Years	Weighted Average Optioned Grant Date Fair Value	Aggregate Intrinsic Value

Balance as of June 30, 2016	$0.08	75,375,248		$0.11	$3,771,601
Expired	-	-		-
Granted	0.12	20,700,000		0.12
Exercised	-	-		-
Cancelled	0.12	(8,358,334)		0.12

Balance as of June 30, 2017	$0.09	87,716,914		$0.11	$2,073,012
Expired	0.05	(3,000,000)		0.09
Granted	0.06	900,000		0.06
Exercised	-	-		-
Cancelled	-	-		-

Balance as of June 30, 2018	$0.09	85,616,914	4.00	$0.11	$-

Vested and exercisable as of June 30, 2018	$0.08	73,395,997	4.02	$0.11	$-

Outstanding options at June 30, 2018, expire during the period February 2019 to June 2026 and have exercise prices ranging from $0.05 to $0.17.

Compensation expense associated with stock options for the year ended June 30, 2018 and 2017 was $860,724 and $835,851 respectively and was included in general and administrative expenses in the consolidated statements of operations.

At June 30, 2018, the Company had 12,220,917 shares of nonvested stock option awards. The total cost of nonvested stock option awards which the Company had not yet recognized was $1,468,118 at June 30, 2018. Such amounts are expected to be recognized over a period of 1.25 years.

Restricted Stock: To encourage retention and performance, the Company granted certain employees restricted shares of common stock with a fair value per share determined in accordance with conventional valuation techniques, including but not limited to, arm’s length transactions, net book value or multiples of comparable company earnings before interest, taxes, depreciation and amortization, as applicable. Generally, the stock vests over a 3-year period. A summary of the activity of the Company’s restricted stock awards for the year ended June 30, 2018 and 2017 is presented below:

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of
	Nonvested,	Weighted
	Unissued	Average
	Restricted	Grant Date
	Share Awards	Fair Value

Nonvested, unissued restricted shares outstanding at June 30, 2016	1,000,000	0.42
Granted	4,500,000	0.10
Vested	(4,000,000)	0.14
Forfeited	-	-

Nonvested, unissued restricted shares outstanding at June 30, 2017	1,500,000	0.21
Granted	5,500,000	0.06
Vested	(7,000,000)	0.09
Forfeited	-	-

Nonvested, unissued restricted shares outstanding at June 30, 2018	-	$-

Compensation expense associated with restricted stock awards for the year ended June 30, 2018 and 2017 was $440,336 and $602,719, respectively, and was included in general and administrative expenses in the consolidated statements of operations.

The total cost of nonvested stock awards which the Company had not yet recognized was $0 at June 30, 2018.

NOTE 11 — LOSS PER SHARE

The Company follows ASC 260, “Earnings Per Share” for share-based payments that are considered to be participating securities within the definition provided by the standard. All share-based payment awards that contained non-forfeitable rights to dividends, whether paid or unpaid, were designated as participating securities and included in the computation of earnings per share (“EPS”).

The following table sets forth the computation of basic and diluted loss per share:

	Years Ended
	June 30,
	2018	2017

Net loss	$(9,401,069)	$(7,659,853)

Weighted average common shares outstanding:
Basic and diluted	413,738,050	342,688,527

Basic and diluted loss per share	$(0.02)	$(0.02)

For the years ended June 30, 2018 and 2017, 37,065,053 and 29,953,551 stock warrants, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

For the years ended June 30, 2018 and 2017, 85,616,914 and 87,716,914 stock options, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — REVENUE

During the years ended June 30, 2018 and 2017, the Company recognized revenue of $20,120 and 33,250, respectively.

The revenue recognized during the year ended June 30, 2018 was a result of the Company providing Quantum Dots to certain customers for use and evaluation.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Agreement with University of Arizona

Solterra entered into an exclusive Patent License Agreement with the University of Arizona (“UA”) in July 2009. On March 3, 2017, Solterra entered into an amended license agreement with UA. Pursuant to UA License Agreement, as amended, Solterra is obligated to pay minimum annual royalties of $50,000 by June 30, 2017, $125,000 by September 15, 2017 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the consumer price index. Such minimum royalty payments shall be credited against royalties due in each respective royalty year, July 1 to June 30, following the due date. Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. The UA License Agreements and subsequent amendments have been filed on Form 8-K and are incorporated by reference herein. The Company is in the process of renegotiating the minimum royalty commitments and while oral modifications have been agreed to a final amendment has not been finalized. As of June 30, 2017, and 2018, no royalties have been accrued for this obligation.

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

Rental expense for the operating lease for the years ended June 30, 2018 and 2017 was $110,202 and $98,410, respectively.

NOTE 14 — CONCENTRATIONS

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

The Company has licensed certain patents from the University of Arizona. While neither is required for the Company’s immediate business opportunities in displays and solid-state lighting, it is expected that the Company will market products utilizing these patents or otherwise derive revenue from them in the future. It may not be possible to replace this intellectual property if the Company loses its rights, and future business opportunities could be adversely affected if these rights are lost.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — INCOME TAXES

The components of income tax expense/(benefit) are as follows:

Year Ended June 30,
	2018	2017
Current
Federal	$-	$-
State	-	-
	-	-

Deferred
Federal	$-	$-
State	-	-
	-	-
Income Tax Expense/(Benefit)	$-	$-

A reconciliation of the expected U.S. tax expense/(benefit) to income taxes is as follows:

	Year Ended June 30,
	2018	2017

Expected tax expense / (benefit) at U.S. statutory rate	$(2,594,695)	$(2,604,350)
Meals and entertainment	1,325	2,804
Derivatives	-	-
Beneficial conversion	359,649	93,537
Prior year NOL true-up adjustment	256,167	-
Change in tax rate	5,287,019	-
Prior year warrant valuation adjustment	-	-
Change in valuation allowance	(3,309,465)	2,508,009
Total Income Tax Expense/(Benefit)	$-	$-

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

Components of deferred income taxes are as follows:

	June 30,
	2018	2017
Deferred tax assets:
Net operating losses - federal	$7,497,834	$10,457,753
Stock-based compensation	1,826,639	2,425,447

Amortization of licenses and patents	4,522	6,699

Accrued Expenses	128,254	36,774
Total deferred tax assets	9,457,249	12,926,673
Deferred tax (liabilities):
Depreciation of property, plant and equipment	(51,775)	(80,993)
Warrant Expense	(28,194)	(158,934)
Total deferred tax (liabilities)	(79,969)	(239,927)
Less valuation allowance	(9,377,280)	(12,686,746)
Net deferred tax assets/(liabilities)	$-	$-

On December 22, 2017, the 2017 Tax Act was signed into law, making significant changes to the Internal Revenue Code. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates from a maximum of 35% to a flat 21% rate, effective for tax years beginning after December 31, 2017. As a result of the reduction in the U.S. corporate income tax rate under the 2017 Tax Act, the Company revalues its deferred tax assets and liabilities as of December 21, 2017, resulting in a $5,290,000 decrease in net deferred tax assets, with a corresponding reduction in the valuation allowance. The accounting for the income tax effects of the 2017 Tax Act and related adjustments were completed and included in the financial statements as of and for the year ended June 30, 2018.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s management has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of the deferred tax asset based on the Company’s lack of earnings history. The valuation allowance decreased by approximately $3,310,000 and increased by approximately $2,320,000 during the years ended June 30, 2018 and 2017, respectively, primarily due to operations and the change in the tax rate due to the 2017 Tax Act.

As of June 30, 2018, and 2017, the Company had U.S. net operating loss (“NOL”) carryforwards of approximately $36,460,00 and $30,760,000, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules and aggregation rules which combine unrelated shareholders that do not individually own 5% or more of the corporation’s stock into one or more “public groups” that may be treated as 5-percent shareholder) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). In general, the annual use limitation equals the aggregate value of common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The Company believes there is a 382 limitation on its NOLs so that approximately $750,000 will expire unutilized, resulting in a remaining NOL carryforward of approximately $35,700,000 and $30,000,000 as of June 30, 2018 and 2017, respectively. The Company has recorded a valuation allowance on the entire NOL as it believes that it is more likely than not that the deferred tax asset associated with the NOLs will not be realized regardless of whether an “ownership change” has occurred. The NOL carryforwards expire beginning in 2029, if not utilized. The net operating loss carryforwards are subject to Internal Revenue Service adjustments until the statute closes on the year the net operating loss is utilized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. As of June 30, 2018, and 2017, the Company has recorded no unrecognized tax benefits or related penalty and interest. Additionally, the Company does not expect any unrecognized tax benefits to change significantly over the next twelve months.

During the fiscal year ended June 30, 2018, the Company had a net decrease in deferred tax asset of $3,309,466. This change is a result of current year activity as well as a change in the federal tax rates from 34% to 21%. The change as a result of current year increase in deferred tax assets is $1,977,553 offset by a $5,287,019 decrease due to a remeasurement of the deferred tax asset based on new tax rates established through the Tax Cuts and Jobs Act passed December 22, 2017. The remeasurement is a provisional estimate under SAB 118 that could be revised based on any additional guidance issued by the U.S. Treasury Department, the U.S. Internal Revenue Service, and other standard-setting bodies. On December 22, 2017, H.R.1, known as the Tax Cuts and Jobs Act, was enacted. This new law did not have a significant impact on the Company’s consolidated financial statements for the fiscal year ended June 30, 2018 because the company maintains a valuation allowance on the entirety of its deferred tax assets. However, the reduction of the U.S. federal corporate tax rate from 34% to 21% resulted in a remeasurement of the deferred tax asset reflected in the tax rate reconciliation below as well as the deferred tax asset listed above.

Given the significant impact of the Tax Cuts and Jobs Act, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118 which provides guidance on accounting for uncertainties of the effects of the Tax Act. Specifically, SAB 118 allows companies to record a provisional estimate of the impact of the Tax Act during a one year “measurement period”. The company has recognized the provisional tax impact related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the fiscal year ended June 30, 2018. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, and additional regulatory guidance that may be issued.

As of June 30, 2018, the Company had net operating loss carryforwards of approximately $36,460,000 and $0 for federal and state income tax purposes, respectively. These may be used to offset future taxable income and will begin to expire in varying amounts in 2029 to 2038.

For all years through June 30, 2018, the Company generated research and development credits but has not completed a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is complete, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations and comprehensive loss if an adjustment were required.

The Company is subject to taxation in the U.S. and Texas jurisdictions. Currently, no historical years are under examination. The Company’s tax years ended June 30, 2012 to 2017 are subject to examination by the U.S. and state taxing authorities due to the carryforward of unutilized net operating losses and research and development credits.

Utilization of the Company’s net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to an “ownership change” that may have occurred, or that could occur in the future, as defined and required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards and research and development credit carryforwards, and other tax attributes that can be utilized annually to offset future taxable income and tax, respectively. Any limitation may result in the expiration of a portion of the net operating loss carryforwards or research and development credit carryforwards before utilization. The net operating loss carryforwards and research and development credit carryforwards inherited as a result of the merger with Telik, Inc. have been severely limited under these rules and will likely not be realized.

In general, an “ownership change” results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups. The Company intends to complete a study in the future to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation and will complete such study before the use of any of the aforementioned attributes.

The Company files income tax returns in the United States and Texas and is subject to examination by income tax authorities for years 2008 to present. The Company is not currently under examination in any tax jurisdiction.

NOTE 16 — SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Years Ended
	June 30,
	2018	2017

Cash paid for interest	$29,023	$20,781

Cash paid for income taxes	$-	$-

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is supplemental disclosure of non-cash investing and financing activities:

	Years Ended
	June 30,
	2018	2017

Conversion of debentures into shares of common stock	$855,000	$385,000

Allocated value of common stock and warrants issued with convertible debentures	$721,248	$567,123

Conversion of accrued interest into shares of common stock	$68,497	$-

Subscription receivable from warrants extension	$10,000	$-

Shares of common stock and warrants issued for conversion of accrued salaries	$249,900	$-

Shares of common stock issued for settlement of note payable and accrued interest	$162,000	$-

Shares of common stock issued for settlement of payable	$177,000	$-

Prepaid expense paid in shares of common stock	$1,896,588	$1,809,262

Prepaid expense financed with debt	$-	$210,000

Cancellation of shares of common stock	$435,100	$194

Financing of prepaid insurance	$12,738	$2,645

NOTE 17 — LITIGATION

The Company was served in Hays County, Texas in a complaint for breach of contract in February 2017. In April 2017, the Company settled this complaint for $129,000 payable over a four-month period. As of the filing date of this Form 10-K, the balance in arrears is $53,000 plus interest and other charges which has been accrued at June 30, 2018. The Company repaid $237,300 in principal plus interest to L2 Capital LLC and $101,700 plus interest to SBI Investments LLC on September 30, 2017, and $149,555 plus interest to L2 Capital LLC and $64,095 plus interest to SBI Investments LLC on November 3, 2017, respectively.

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

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company expects to successful in the L2 and SBI litigation. The ultimate outcome is not determinable and as such, no liability has been recorded for this contingent liability at June 30, 2018.

NOTE 18 — TRANSACTIONS WITH AFFILIATED PARTIES

At June 30, 2018 and 2017, the Company had accrued salaries payable to executives and members of the board of directors, in the amount of $568,575 and $361,375, respectively.

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

NOTE 19 - SUBSEQUENT EVENTS

On July 9, 2018, the Company entered into Convertible Debenture Agreements to obtain $45,000 in gross proceeds from non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures had an initial term of six months maturing on January 31, 2019 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The Debenture Holders received 2,000,000 shares of common stock and 1,000,000 common stock warrants exercisable at $0.12 per share through July 9, 2021. These shares were not issued at the date of this report.

On August 27, 2018, the Company entered into Convertible Debenture Agreements to obtain $30,000 in gross proceeds from non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures had an initial term of seven months maturing on March 30, 2019 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The Debenture Holders received 1,250,000 shares of common stock and 1,.000,000 common stock warrants exercisable at $0.12 per share through August 27, 2021. These shares were not issued at the date of this report.

On September 17, 2018, the Company entered into Convertible Debenture Agreements to obtain $25,000 in gross proceeds from non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures had an initial term of seven months maturing on April 30, 2019 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The Debenture Holders received 1,000,000 shares of common stock and 1,000,000 common stock warrants exercisable at $0.12 per share through September 17, 2021. These shares were not issued at the date of this report.

During the period July 1, 2018 through the date of this report, the Company issued 344,055 shares of common stock for the payment of debenture interest.

During the period July 1, 2018 through the date of this report, the Company issued 3,031,375 shares of common stock for the payment of legal services.

On September 9, 2018, the Company issued a promissory note secured by the Company’s CEO for $20,000. The note has a term of six months and bears interest at 6% per annum.

Stock Subscriptions

During the period July 1, 2018 through the date of this report, the company subscribed 1,430,833 shares of common stock for proceeds of $73,900. These shares were not issued at the date of this report.

During the period July 1, 2018 through the date of this report, the company subscribed 1,083,332 shares of common stock for, or part of, consulting agreements, and these shares were not issued at the date of this report.

During the period July 1, 2018 through the date of this report, the company issued 5,029,886 shares, that were reported in shares issuable at fiscal year ended June 30, 2018.

(b) Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

	Balance at beginning	Charged to costs and	Charged to		Balance at end
For the year ended	of period	expenses	other accounts	Deductions	of period

June 30, 2017
Valuation allowance on deferred tax assets	$10,371,559	$2,315,187	$-	$-	$12,686,746

June 30, 2018
Valuation allowance on deferred tax assets	$12,686,746	$(3,309,466)	$-	$-	$9,377,280

All other financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

