Form 10-Q
period 2018-09-30
QUANTUM MATERIALS CORP.
filed 2018-11-14
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission File Number: 000-52956

QUANTUM MATERIALS CORP.

(Exact name of Registrant as specified in its charter)

Nevada	20-8195578
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3055 Hunter Road, San Marcos, Texas	78666
(Address of principal executive offices)	(Zip Code)

512-245-6646
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

[  ] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

As of November 14, 2018, there were 458,396,956 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	June 30, 2018
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$21,835	$2,025
Subscription receivable	-	10,000
Prepaid expenses and other current assets	1,208,978	1,746,181
TOTAL CURRENT ASSETS	1,230,813	1,758,206

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $371,086 and $346,080	600,518	625,524

LICENSES AND PATENTS, net of accumulated amortization of $153,716 and $146,852	39,027	45,891

LONG TERM PORTION OF PREPAID EXPENSES	147,886	184,660

TOTAL ASSETS	$2,018,244	$2,614,281

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,586,314	$1,511,691
Accrued expenses	556,186	548,667
Accrued salaries	853,018	682,575
Notes payable, net of unamortized discount	20,000	-
Short term derivative liability	129,030	-
Current portion of convertible debentures, net of unamortized discount	3,472,214	3,402,421
TOTAL CURRENT LIABILITIES	6,616,762	6,145,354

CONVERTIBLE DEBENTURES, net of current portion, unamortized discount and debt issuance costs	85,239	40,224

TOTAL LIABILITIES	6,702,001	6,185,578

COMMITMENTS AND CONTINGENCIES (See Note 10)	-	-

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, authorized 750,000,000 shares, 450,969,648 and 442,564,332 issued and outstanding at September 30, 2018 and June 30, 2018, respectively	450,970	442,564
Common stock issuable	978,981	800,131
Additional paid-in capital	42,355,411	42,030,181
Accumulated deficit	(48,469,119)	(46,844,173)
TOTAL STOCKHOLDERS’ DEFICIT	(4,683,757)	(3,571,297)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,018,244	$2,614,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2018	2017
	(unaudited)

REVENUES	$-	$11,870

OPERATING EXPENSES
General and administrative	1,361,732	1,267,453
Research and development	23,087	77,942
TOTAL OPERATING EXPENSES	1,384,819	1,345,395

LOSS FROM OPERATIONS	(1,384,819)	(1,333,525)

OTHER EXPENSE (INCOME)
Beneficial conversion expense	16,870	752,426
Interest expense, net	51,085	700,693
Change in value of derivative liability	82,162	(90,709)
Accretion of debt discount	90,010	331,162
TOTAL OTHER EXPENSE	240,127	1,693,572

NET LOSS	$(1,624,946)	$(3,027,097)

LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	471,961,937	375,593,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2018	2017
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,624,946)	$(3,027,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	31,870	34,487
Amortization of debt issuance costs, and debt discount	-	460,457
Stock-based compensation	207,452	257,673
Stock issued for services	670,370	504,648
Stock issued for interest	-	18,608
Beneficial conversion feature	16,870	752,426
Deemed interest on extinguishment of debenture	-	118,000
Change in fair value of derivative liability	82,162	(90,709)
Accretion of debt discount and warrant expense	90,010	331,162
Effects of changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,939)	146,729
Accounts payable and accrued expenses	335,182	148,488
Deferred revenue	-	-
NET CASH USED IN OPERATING ACTIVITIES	(184,090)	(345,128)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	83,900	40,000
Proceeds from issuance of convertible debentures / promissory note	100,000	700,000
Proceeds from issuance of note payable	20,000	-
Principal payments on long-term debt	-	(237,300)
Principal payments on note payable	-	(50,056)

NET CASH PROVIDED BY FINANCING ACTIVITIES	203,900	452,644

NET DECREASE IN CASH	19,810	107,516

CASH AND CASH EQUIVALENTS, beginning of period	2,025	52,611

CASH AND CASH EQUIVALENTS, end of period	$21,835	$160,127

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

Going Concern

The Company recorded losses from continuing operations in the current period presented and has a history of losses. As of June 30, 2018, the Company had a working capital deficit of $5,385,949 and net cash used in operating activities was $(184,090) for the three months ended September 30, 2018. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, obtain revenues from operations, raise additional capital, and/or obtain debt financing.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The Company adopted the guidance effective July 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting. The amendments included in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. The Company adopted the guidance effective July 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related disclosures.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pronouncements Yet To Be Adopted

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2018	June 30, 2018
	(unaudited)
Furniture and fixtures	$3,502	$3,502
Computers and software	11,447	11,447
Machinery and equipment	956,655	956,655
	971,604	971,604
Less: accumulated depreciation	371,086	346,080

Total property and equipment, net	$600,518	$625,524

Depreciation expense for the three months ended September 30, 2018 and 2017 was $25,006 and $24,850, respectively.

NOTE 3 – LICENSES AND PATENTS

Licenses and patents consisted of the following:

	September 30, 2018	June 30, 2018
	(unaudited)
William Marsh Rice University	$40,000	$40,000
University of Arizona	15,000	15,000
Bayer acquired patents	137,743	137,743
	192,743	192,743
Less: accumulated amortization	153,716	146,852

Total licenses and patents, net	$39,027	$45,891

Amortization expense for the three months ended September 30, 2018 and 2017 $6,864 and $9,637, respectively.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of September 30, 2018, and June 30, 2018, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. As of September 30, 2018, and June 30, 2018, the Company held no investments. The Company hired an independent resource to value its derivative liability as follows (unaudited):

Fair Value Table	Balance at September 30, 2018	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liability	$129,030	$-	$-	$129,030
Note Payable	$20,000	-	20,000	-
Convertible debentures	3,557,453	-	3,557,453	-
	$3,706,483	$-	$3,577,453	$129,030

Level Three Roll-forward	Derivative Liability	Total
Balance June 30, 2018	$-	$-
Fair value of derivative liability reclassified from equity	98,645	98,645
Settlement of derivative liabilities	(51,777)	(51,777)
Change in fair value	82,162	82,162
Balance September 30, 2018	$129,030	$129,030

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Convertible Debentures

The Company measured the estimated fair value of the convertible debentures using significant other observable inputs, representative of a Level 2 fair value measurement, including the interest and conversion rates for the instruments. The following table sets forth the fair value of the Company’s convertible debentures as of September 30, 2018, and June 30, 2018:

	September 30, 2018		June 30, 2018
	(unaudited)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Convertible debentures issued in September 2014	$25,050	$29,044	$25,050	$27,977
Convertible debentures issued in January 2015	500,000	523,567	500,000	504,342
Convertible debentures issued in April - June 2016	1,075,000	1,198,851	1,075,000	1,154,831
Convertible debenture issued in August 2016	200,000	235,613	200,000	226,961
Convertible debentures issued in January - March 2017	60,000	66,583	60,000	64,138
Convertible promissory notes issued in March 2017	222,350	268,550	222,350	258,689
Convertible debenture issued in June 2017	100,000	102,689	100,000	98,919
Convertible debenture issued in July 2017	100,000	102,689	100,000	98,919
Convertible debenture issued in September 2017	150,000	154,034	150,000	148,378
Convertible debenture issued in September 2017	495,000	509,554	495,000	490,844
Convertible debenture issued in November 2017	27,000	26,521	27,000	25,547
Convertible debenture issued in November 2017	247,500	254,777	247,500	245,422
Convertible debenture issued in December 2017	75,000	75,252	75,000	72,489
Convertible debenture issued in February 2018	45,000	46,079	45,000	44,387
Convertible debentures issued in March 2018	65,000	65,614	65,000	63,205
Convertible debentures issued in April 2018	150,000	136,456	150,000	131,446
Convertible debentures issued in June 2018	40,000	41,614	40,000	40,086
Convertible debentures issued in July 2018	45,000	46,229	-	-
Convertible debentures issued in August 2018	30,000	30,101	-	-
Convertible debentures issued in September 2018	25,000	24,770	-	-
Convertible promissory note issued in September 2018	20,000	19,865	-	-

The Company is not a party to any hedge arrangements or commodity swap agreement.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – CONVERTIBLE DEBENTURES

The following table sets forth activity associated with the convertible debentures:

	September 30,	June 30,	Debenture
	2018	2018	Reference
	(unaudited)
Convertible debentures issued in September 2014	$25,050	$25,050	A
Convertible debentures issued in January 2015	500,000	500,000	B
Convertible debentures issued in April - June 2016	1,075,000	1,075,000	C
Convertible debenture issued in August 2016	200,000	200,000	C
Convertible debentures issued in January - March 2017	60,000	60,000	D
Convertible promissory notes issued in March 2017	222,350	222,350	G
Convertible debenture issued in June 2017	100,000	100,000	I
Convertible debenture issued in July 2017	100,000	100,000	J
Convertible debenture issued in September 2017	645,000	645,000	K
Convertible debenture issued in November 2017	247,500	247,500	K
Convertible debenture issued in November 2017	27,000	27,000	L
Convertible debenture issued in December 2017	75,000	75,000	N
Convertible debenture issued in February 2018	45,000	45,000	O
Convertible debentures issued in March 2018	65,000	65,000	P
Convertible debentures issued in April 2018	60,000	60,000	Q
Convertible debentures issued in April 2018	70,000	70,000	R
Convertible debentures issued in April 2018	20,000	20,000	S
Convertible debentures issued in June 2018	40,000	40,000	T
Convertible debentures issued in July 2018	45,000	-	U
Convertible debentures issued in August 2018	30,000	-	V
Convertible debentures issued in September 2018	25,000	-	W

	3,676,900	3,576,900
Less: unamortized discount	119,447	134,255

	3,557,453	3,442,645
Less: current portion	3,472,214	3,402,421

Total convertible debentures, net of current portion	$85,239	$40,224

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

Interest expense for the three months ended September 30, 2018 and 2017 was $384 and $384, respectively

As of September 30, and June 30, 2018, $25,050 of principal was outstanding.

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $348,105, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. Interest expense for the three months ended September 30, 2018 and 2017 was $10,082 and $10,082, respectively.

As of September 30, and June 30, 2018, $500,000 of principal was outstanding.

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $609,595, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the years ended June 30, 2018, and 2017, of $2,564 and $96,331, respectively.

The Company recognized a beneficial conversion expense for the three months ended September 30, 2018, and 2017, of $0 and $530,000, respectively.

Interest expense for the three months ended September 30, 2018, and 2017, of $26,067 and $31,444, respectively.

During the years ended June 30, 2018 and 2017, $455,000 and $285,000 of principal was converted into 3,791,666 and 2,375,000 shares of common stock respectively. As of September 30, and June 30, 2018, $1,275,000 of principal was outstanding. As of the date of this report, maturities totaling $825,000 of principal have been extended for one year until March and April of 2019, and the remaining $250,000 have not been extended, and are past due as of the date of this report.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $73,250, recorded as debt discount and is amortized using the effective interest rate method over the life of the loans, two years. The Company recognized accretion of debt discount expense for the three months ended September 30, 2018 and 2017 of $1,547 and $8,864, respectively.

During the year ended June 30, 2018, $200,000 of these debentures converted into 1,666,667 shares of common stock.

Interest expense for the three months ended September 30, 2018 and 2017 of $1,210 and $5,243, respectively.

As of September 30, and June 30, 2018, $60,000 of principal was outstanding.

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

The Company recognized accretion of debt discount expense for the three months ended September 30, 2018 and 2017 of $0 and $43,661, respectively.

Interest expense for the three months ended September 30, 2018 and 2017 of $0 and $8,364, respectively.

As of September 30, 2017, the Company had a derivative liability of $307,301, unamortized discount of $69,333, and recognized interest expense of $340,476, and a change in derivative liability benefit of $65,703. As of September 30, 2018, the Company no longer had a derivative liability, and recognized a change in derivative liability benefit of $0 for the three months ended September 30, 2018.

As of September 30, and June 30, 2018, and 2017, $222,350 of principal was outstanding, respectively. During the year ended June 30, 2018, the Company paid $319,500 of principal.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $54,340, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. Interest expense was recorded for the three months ended September 30, 2018 and 2017 of $0. Beneficial conversion expense was recorded for the three months ended September 30, 2018 and 2017 of $0. The Company recognized accretion of debt discount expense for the three months ended September 30, 2018 and 2017 of $0 and $27,079, respectively. As of September 30, and June 30, 2018, and 2017, $100,000 of principal was outstanding. In May 2018 the maturity date was extended to February 1, 2019.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,010 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized a fair value of the common shares issued at $100,000. The Company recorded a debenture discount of $53,876 and a beneficial conversion expense of $45,544. The Company recognized accretion of debt discount expense for the three months ended September 30, 2018 and 2017 of $0 and $21,300, respectively. As of September 30, and June 30, 2017, $100,000 of principal was outstanding. In May 2018 the maturity date was extended to February 1, 2019.

As part of the extension agreement, a derivative liability was created, in connection to a “make-whole” provision. The value of this derivative at September 30, 2018 was $49,798, and a change in derivative liability expense of $28,561 for the three months then ended.

Interest expense for the three months ended September 30, 2018 and 2017 of $0 and $8,000, respectively.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,420 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized a fair value of the common shares issued at $165,000. The Company recorded a debenture discount of $82,720 and a beneficial conversion expense of $45,219. The Company recognized accretion of debt discount expense for the three months ended September 30, 2018 and 2017 of $0 and $8,587, respectively. As of September 30, and June 30, 2018, $150,000 of principal was outstanding. In May 2018 the maturity date was extended to February 1, 2019.

As part of the extension agreement, a derivative liability was created, in connection to a “make-whole” provision. The value of this derivative at September 30, 2018 was $22,666, and a change in derivative liability expense of $14,483 for the three months then ended.

Interest expense for the three months ended June 30, 2018 and 2017 of $0 and $12,000, respectively.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $318,337 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, seven months. The Company also recorded original issue discount (“OID”) of $45,000 as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized a fair value of the common shares issued at $1,000,000. The Company recorded a debenture discount of $318,337 and a beneficial conversion expense of $131,663. The Company recognized accretion of debt discount expense for the three months ended September 30, 2018 and 2017 of $0 and $7,429, respectively. As of September 30, and June 30, 2018, $495,000 of principal was outstanding. In May 2018 the maturity date was extended to February 1, 2019.

As part of the extension agreement, a derivative liability was created, in connection to a “make-whole” provision. The value of this derivative at September 30, 2018 was $43,998, and a change in derivative liability expense of $28,864 for the three months then ended.

Interest expense for the three months ended September 30, 2018 and 2017 of $0 and $36,000, respectively.

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

As of September 30, and June 30, 2018, $247,500 of principal was outstanding.

Interest expense for the three months ended September 30, 2018 and 2017 of $0 and $18,000, respectively.

L) November 2017 Convertible Debenture

In November 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $27,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $27,000. The Note Holder received 416,600 common stock warrants exercisable at $0.15 per share through November 7, 2022. The promissory note has a term of 24 months maturing on November 13, 2019 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $8,310 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 24 months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2018 and 2017 of $780 and $0, respectively. Interest expense for the three months ended September 30, 2018 and 2017 of $552 and $0, respectively. As of September 30, and June 30, 2018, $27,000 of principal was outstanding.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $16,176 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $41,175 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2018 and 2017 of $0. Interest expense for the three months ended September 30, 2018 and 2017 of $0. As of September 30, and June 30, 2018, $75,000 of principal was outstanding.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at September 30, 2018 was $10,380, and a change in derivative liability expense of $8,061 for the three months then ended.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $9,046 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,546 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2018 and 2017 of $6,761 and $0, respectively. Interest expense for the three months ended September 30, 2018 and 2017 of $0. As of September 30, and June 30, 2018, $45,000 of principal was outstanding.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at September 30, 2018 was $64, and a change in derivative liability expense of $64 for the three months then ended.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $6,625 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $23,374 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2018 and 2017 of $8,677 and $0, respectively. Interest expense for the three months ended September 30, 2018 and 2017 of $0 was recognized. As of September 30, and June 30, 2018, $30,000 of principal was outstanding.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $8,702 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $26,298 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2018 and 2017 of $12,254 and $0, respectively. Interest expense for the three months ended September 30, 2018 and 2017 of $0. As of September 30, and June 30, 2018, $35,000 of principal was outstanding.

The debenture agreements above include a “make-whole” provision, creating a potential derivative liability. The value of this derivative at September 30, 2018 was $2,073, and a change in derivative liability expense of $2,078 for the three months then ended.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $6,175 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $41,175 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2018 and 2017 of $20,673 and $0, respectively. Interest expense for the three months ended September 30, 2018 and 2017 of $0 was recognized. As of September 30, and June 30, 2018, $60,000 of principal was outstanding.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at September 30, 2018 was $48, and a change in derivative liability expense of $48 for the three months then ended.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $0 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,188 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 2 years. The Company recognized accretion of debt discount expense for the three months ended September 30, 2018 and 2017 of $3,685 and $0, respectively. Interest expense for the three months ended September 30, 2018 and 2017 of $2,458 and $0 was recognized, respectively. As of September 30, and June 30, 2018, $70,000 of principal was outstanding.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $4,384 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $14,384 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 2 years. The Company recognized accretion of debt discount expense for the three months ended September 30, 2018 and 2017 of $1,709 and $0, respectively. Interest expense for the three months ended September 30, 2018 and 2017 of $724 and $0 was recognized, respectively. As of September 30, and June 30, 2018, $20,000 of principal was outstanding.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $8,044 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,957 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2018 and 2017 of $13,583 and $0, respectively. Interest expense for the three months ended September 30, 2018 and 2017 of $0 was recognized. As of September 30, and June 30, 2018, $40,000 of principal was outstanding.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at September 30, 2018 was $0, and there was no benefit nor expense for change in derivative liability for the three months then ended.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

U) July 2018 Convertible Debenture

In July 2018, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $45,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $45,000. The Note Holder received 2,000,000 shares of common stock and 1,000,000 common stock warrants exercisable at $0.12 per share through July 9, 2021. The promissory note has a term of approximately 7 months maturing on January 31, 2019 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $7,235 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $33,485 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2018 of $12,260. Interest expense for the three months ended September 30, 2018 of $3,600 was recognized. As of September 30, $45,000 of principal was outstanding.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at September 30, 2018 was $0, and there was no benefit nor expense for change in derivative liability for the three months then ended.

V) August 2018 Convertible Debenture

In August 2018, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $30,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $30,000. The Note Holder received 1,250,000 shares of common stock and 1,000,000 common stock warrants exercisable at $0.12 per share through August 27, 2021. The promissory note has a term of approximately 7 months maturing on March 30, 2019 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $5,160 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $22,659 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2018 of $4,450. Interest expense for the three months ended September 30, 2018 of $2,400 was recognized. As of September 30, 2018, $30,000 of principal was outstanding.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at September 30, 2018 was $0, and there was no benefit nor expense for change in derivative liability for the three months then ended.

W) September 2018 Convertible Debenture

In September 2018, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $25,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $25,000. The Note Holder received 2,000,000 shares of common stock and 1,000,000 common stock warrants exercisable at $0.12 per share through September 17, 2021. The promissory note has a term of approximately 7 months maturing on April 30, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $4,475 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,058 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2018 of $1,067. Interest expense for the three months ended September 30, 2018 of $2,000 was recognized. As of September 30, 2018, $25,000 of principal was outstanding.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at September 30, 2018 was $0, and there was no benefit nor expense for change in derivative liability for the three months then ended.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt Issuance Costs

The costs related to the issuance of debt are presented on the balance sheet as a direct deduction from the related debt and amortized to interest expense using the effective interest method over the maturity period of the related debt. Amortization expense for the three months ended September 30, 2018 and 2017 was $90,010 and $24,376 respectively.

NOTE 6 – NOTES PAYABLE

Promissory Note

In September 2018, the Company issued a promissory note secured by the Company’s CEO for $20,000 with interest rate of 6%, maturing on March 9, 2019. The note is convertible into the Company’s common stock, at the lenders discretion, at a rate of $.04 per share, with warrants to purchase an equal amount of stock. Interest expense for the three months ended September 30, 2018 was $69. As of September 30, 2018, $20,000 of principal was outstanding.

NOTE 7 – EQUITY TRANSACTIONS

Common Stock

During the three months ended September 30, 2018, the Company issued 3,031,375 shares for $121,255 in consulting services, $61,255 of which was accrued at June 30, 2018.

During the three months ended September 30, 2018, the Company issued 344,055 shares of common stock at the fair market value of $21,997 for payment of debenture interest.

During the three months ended September 30, 2018, the Company issued 4,516,553 shares of common stock at the fair market value of $180,663 in connection with debenture derivative liabilities, relieving $51,777 of the derivative liability.

During the three months ended September 30, 2018, the Company issued 513,333 shares of common stock valued at $30,800, in shares that were recorded as common stock issuable at June 30, 2018.

Common Stock Issuable

As of September 30, 2018, the company owed a total of 31,313,779 shares of common stock. 3,500,000 shares were in exchange for extinguishment of a $150,000 debenture, with a fair value of $280,000. 991,279 shares were for the settlement of a derivative liability related to price protection in the extinguishment agreement, with a fair value of $39,651. 600,000 shares were in relation to the extension of debt, with a fair value of $36,000. 23,750,000 shares were in relation to a new debenture borrowing of $835,000 in aggregate, valued at $506,096. 1,430,833 shares were in relation to the sale of shares for cash, valued at $73,900. 1,041,667 shares were in exchange for services, with a fair value of $43,333. These subscribed shares also included 702,250 warrants to purchase shares of common stock at $0.04 per share. The shares are included in the weighted average shares outstanding for purposes of calculation earning per share for the three and three months ended September 30, 2018.

513,333 shares with a fair value of $30,800, were issued, reducing shares issuable, during the three months ended September 30, 2018.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Warrants

A summary of activity of the Company’s stock warrants for the three months ended September 30, 2018 is presented below (unaudited):

			Weighted
	Weighted		Average	Weighted
	Average		Remaining	Average
	Exercise	Number of	Contractual	Grant Date
	Price	Warrants	Term in Years	Fair Value

Balance as of June 30, 2018	$0.11	36,781,726	2.80	$0.09
Expired	-	-		-
Granted	0.10	3,702,250		0.04
Exercised	-	-		-
Cancelled	-	-		-
	-
Balance as of September 30, 2018	$0.11	40,483,976	2.49	$0.09

Vested and exercisable as of September 30, 2018	$0.11	40,483,976	2.49	$0.09

Outstanding warrants at September 30, 2018 expire during the period February 2019 to April 2023 and have exercise prices ranging from $0.03 to $0.30, valued at $4,538,009. These warrants are issued for salary conversions of employees and consultants, and the origination warrants related to debentures.

NOTE 8 – STOCK-BASED COMPENSATION

The Company follows FASB Accounting Standards Codification (“ASC”) 718 “Compensation — Stock Compensation” for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In October 2009 the Board of Directors authorized the approval of a stock option plan covering 7,500,000 shares of common stock, which was increased to 10,000,000 shares in December 2009 and approved by stockholders in January 2010. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of September 30, 2018, 9,200,000 options have been granted, with terms ranging from five to ten years, and 800,000 have been cancelled leaving a balance of 8,400,000 of options outstanding. During the three months ended September 30, 2018, we issued 1,500,000 shares of restricted stock out of the plan, leaving 100,000 options or grants available for grant under the plan.

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

In January 2013 the Board of Directors authorized the approval of a stock option plan covering 20,000,000 shares of common stock, which was increased to 60,000,000 shares in March 2013 and approved by stockholders in March 2013. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of September 30, 2018, 72,653,473 options have been granted, with terms ranging from five to ten years, 3,325,000 have been exercised and 18,886,559 have been cancelled, and 50,441,914 remain outstanding.

On February 17, 2016, the Shareholders approved the 2015 Employee Benefit and Consulting Services Compensation Plan covering 15,000,000 shares. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of September 30, 2018, 4,900,000 options have been granted with a term of five years, and 1,625,000 have been cancelled leaving a balance outstanding of 3,275,000 options.

Incentive Stock Options: The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes-Merton valuation model. The volatility is based on expected volatility over the expected life of thirty-six to sixty months. Compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the Company has reduced the cost for estimated forfeitures based on historical forfeiture rates, which were between 14% and 17% during the three months ended September 30, 2018. As the Company has not historically declared dividends, the dividend yield used in the calculation is zero. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton model.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following assumptions were used for the periods indicated:

	Three Months Ended
	September 30,
	2018	2017
	(unaudited)
Expected volatility	-	136.25%
Expected dividend yield	-	-
Risk-free interest rates	-	1.62%
Expected term (in years)	-	5.0

The computation of expected volatility during the three months ended September 30, 2017 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option. As no options were granted during the three months ended September 30, 2018, no corresponding assumptions were calculated.

A summary of the activity of the Company’s stock options for the three months ended September 30, 2018 is presented below (unaudited):

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of June 30, 2018	$0.09	85,616,914	4.00	$0.11	$-
Expired	-	-		-
Granted	-	-		-
Exercised	-	-		-
Cancelled	-	-		-

Balance as of September 30, 2018	$0.09	85,616,914	3.75	$0.11	$-

Vested and exercisable as of September 30, 2018	$0.08	78,634,747	3.77	$0.11	$-

Outstanding options at September 30, 2018, expire during the period February 2019 to June 2026 and have exercise prices ranging from $0.05 to $0.17.

Compensation expense associated with stock options for the three months ended September 30, 2018 and 2017 was $207,452 and $207,451 respectively and was included in general and administrative expenses in the consolidated statements of operations.

At September 30, 2018, the Company had 6,982,167 shares of nonvested stock option awards. The total cost of nonvested stock option awards which the Company had not yet recognized was $487,582 at September 30, 2018. Such amounts are expected to be recognized over a period of 1.0 years.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock: To encourage retention and performance, the Company granted certain employees restricted shares of common stock with a fair value per share determined in accordance with conventional valuation techniques, including but not limited to, arm’s length transactions, net book value or multiples of comparable company earnings before interest, taxes, depreciation and amortization, as applicable. Generally, the stock vests over a 3-year period. A summary of the activity of the Company’s restricted stock awards for the three months ended September 30, 2018, and year ended June 30, 2018 is presented below (unaudited):

	Number of Nonvested, Unissued Restricted Share Awards	Weighted Average Grant Date Fair Value

Nonvested, unissued restricted shares outstanding at June 30, 2017	1,500,000	0.21
Granted	5,500,000	0.06
Vested	(7,000,000)	0.09
Forfeited	-	-

Nonvested, unissued restricted shares outstanding at June 30, 2018	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-

Nonvested, unissued restricted shares outstanding at September 30, 2018	-	$-

Compensation expense associated with restricted stock awards for the three months ended September 30, 2018 and 2017 was $0 and $50,222, respectively, and was included in general and administrative expenses in the consolidated statements of operations.

The total cost of nonvested stock awards which the Company had not yet recognized was $0 at September 30, 2018.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,
	2018	2017
	(unaudited)

Net loss	$(1,624,946)	$(3,027,097)

Weighted average common shares outstanding:
Basic and diluted	471,961,937	375,593,837

Basic and diluted loss per share	$(0.00)	$(0.01)

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Rental expense for the operating lease for the three months ended September 30, 2018 and 2017 was $18,864 and $29,952, respectively.

NOTE 11 — LITIGATION

The Company was served in Hays County, Texas in a complaint for breach of contract in February 2017. In April 2017, the Company settled this complaint for $129,000 payable over a four-month period. As of the filing date of this Form 10-Q, the balance in arrears is $95,000 plus interest and other charges which has been accrued at September 30, 2018. The Company repaid $237,300 in principal plus interest to L2 Capital LLC and $101,700 plus interest to SBI Investments LLC on September 30, 2017, and $149,555 plus interest to L2 Capital LLC and $64,095 plus interest to SBI Investments LLC on November 3, 2017, respectively.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Quantum v. K&L Gates, Inc., 18-2393, pending in Hays County, Texas.

In September 2017, Quantum filed an injunction suit against two of its lenders, SBI Investments, LLC, 2014-1 and L2 Capital LLC, in Hays County, Texas (428th Judicial District; Cause No. 17-2033). On October 2017, these two lenders intervened in the proceeding, asserted affirmative claims for monetary damages against Quantum, and opposed Quantum’s request for temporary injunctive relief. The lenders’ law firm was K&L Gates. In 2016, the Board of Directors for Quantum retained the law firm of K&L Gates. In this professional capacity, K&L Gates attended confidential board meetings and reviewed, inter alia, corporate secrets. K&L Gates billed approximately $100,000 per month. The Company has accrued $319,000 in relation to this action. Quantum moved to disqualify K&L Gates. The day before Quantum’s motion to disqualify was ruled on, K&L Gates withdrew in lieu of the Austin law firm Cleveland & Terrazas. On September 21, 2018, the “Deputy General Counsel of K&L Gates,” Mr. Charles Tea, sent a demand for payment of over $300,000 to Quantum’s CEO. On October 16, 2018, Quantum filed suit against K&L Gates alleging Breach of Fiduciary Duty, Deceptive Trade Practices, and Legal Malpractice.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Three Months Ended September 30,
	2018	2017
	(unaudited)

Cash paid for interest	$-	$13,544

Cash paid for income taxes	$-	$-

The following is supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended September 30,
	2018	2017
	(unaudited)

Conversion of debentures, and accrued interest into shares of common stock	$21,342	$318,608

Allocated value of common stock and warrants issued with convertible debentures	$75,202	$454,933

Stock issued for amount in accounts payable	$61,255	$-

Prepaid expense paid in shares of common stock	$164,588	$184,307

Financing of prepaid insurance	$-	$10,056

NOTE 13 – TRANSACTIONS WITH AFFILIATED PARTIES

At September 30, 2018 and 2017, the Company had accrued salaries payable to executives in the amount of $593,075 and $284,275, respectively.

During the year ended June 30, 2017, the Company issued a convertible debenture to a family member of a former key executive for proceeds of $200,000. This transaction is described in more detail in Note 5 under the debenture reference C) April – June, August, October and November 2016 Convertible Debentures.

In September 2016, the Company’s former Chief Financial Officer loaned the Company $100,000 to provide short-term bridge financing. The Company repaid the loan on October 11, 2016.

NOTE 14 - SUBSEQUENT EVENTS

Quantum v. K&L Gates, Inc., 18-2393, pending in Hays County, Texas.

In September 2017, Quantum filed an injunction suit against two of its lenders, SBI Investments, LLC, 2014-1 and L2 Capital LLC, in Hays County, Texas (428th Judicial District; Cause No. 17-2033). On October 2017, these two lenders intervened in the proceeding, asserted affirmative claims for monetary damages against Quantum, and opposed Quantum’s request for temporary injunctive relief. The lenders’ law firm was K&L Gates. Quantum moved to disqualify K&L Gates. In this professional capacity, K&L Gates attended confidential board meetings and reviewed, inter alia, corporate secrets. K&L Gates billed approximately $100,000 per month. The Company has accrued legal expenses of $319,000 in relation to this action. The day before Quantum’s motion to disqualify was ruled on, K&L Gates withdrew in lieu of the Austin law firm Cleveland & Terrazas. On September 21, 2018, the “Deputy General Counsel of K&L Gates,” Mr. Charles Tea, sent a demand for payment of over $300,000 to Quantum’s CEO. On October 16, 2018, Quantum filed suit against K&L Gates alleging Breach of Fiduciary Duty, Deceptive Trade Practices, and Legal Malpractice.

Share issuances

During the period October 1, 2018 through the date of this report, the Company issued 2,041,667 for services, which were issuable at September 30, 2018.

During the period October 1, 2018 through the date of this report, the Company issued 1,118,333 in issuable shares sold in the quarter ended September 30, 2018.

During the period October 1, 2018 through the date of this report, the Company issued 4,182,399 shares in connection with the settlement of the recorded derivative liability, which was $129,030 as of September 30, 2018.

During the period October 1, 2018 through the date of this report, the Company issued 51,576 shares for the payment of interest.

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

The following discussion should be read in conjunction with the Company’s risk factors, consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Form 10-K filed October 15, 2018 for the fiscal year ended June 30, 2018. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company’s actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three-month period ended September 30, 2018 and 2017 have been included.

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

History of the Company

We were formed in January 2007 as a Nevada corporation in the business of the exploitation of mineral interests. We acquired Solterra in November 2008 and changed our business to the development of QDs.

In October 2008, Solterra entered into a license agreement with the University of Arizona, which was later amended, (the “UA License”) pursuant to which Solterra has been granted exclusive rights to use the University of Arizona’s patented screen-printing techniques in the production and sale of organic light emitting diodes (“OLEDs”) incorporating QDs in printed electronic displays and other printed electronic components. This technology was developed at University of Arizona by Dr. Ghassan Jabbour, a member of the Company’s Board of Directors.

In 2014, the Company acquired a patent portfolio from Bayer AG that included patents and patent applications covering the high-volume manufacture of QDs, including heavy metal-free compositions, various methods for enhancing quantum dot performance, and a quantum dot based solar cell technology (the “Bayer Patents”).

The Bayer Patents, the UA License, organically developed technologies and our proprietary continuous flow manufacturing process comprise our fundamental asset platform. We believe that the intellectual property and proprietary technologies position the Company to become a leader in the overall nanomaterials and quantum dot industry, and a preferred supplier of high performance QDs and TQDs to an expanding range of applications.

In 2016, Mr. Squires returned as President and CEO and implemented a cost reduction initiative streamlining the G&A overhead and devoting more resources to R&D and commercialization readiness. These efforts have resulted in further optimization of the chemistry and the products. Through this refinement, we have been able to continually refine and increase the throughput of our production equipment to the metric ton range of QDs per year. All our discoveries are purposely developed to be compatible with our patented flow manufacturing process. Management believes that this and a number of other material performance enhancement discoveries made by us provide us with the ability to provide industry leading material performance at a very competitive price point.

Liquidity and Capital Resources

Going Concern

The Company recorded losses from continuing operations in the current period presented and has a history of losses. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, obtain revenues from operations, raise additional capital, and/or obtain debt financing.

In conjunction with anticipated revenue streams, management is currently negotiating equity and debt financing, the proceeds from which would be used to settle outstanding debts, to finance operations, and for general corporate purposes. However, there can be no assurance that the Company will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern, if at all.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

As of September 30, 2018, we had a working capital deficit of $5,385,949, with total current assets and liabilities of $1,230,813 and $6,616,762 respectively. Included in the liabilities are $1,372,450 owed to our officers, directors and employees for services rendered and accrued through September 30, 2018, $3,472,214 of convertible debentures, net of unamortized discount and $119,447 of notes payable that are due within one year. As a result, we have relied on financing through the issuance of common stock and convertible debentures.

As of September 30, 2018, we have cash and cash equivalent assets of $21,835. We continue to incur losses in operations. Over the past five years we have primarily relied on sales of common stock and debt instruments to support operations as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into securities of the Company. Management believes it may be necessary for the Company to rely on external financing to supplement working capital to meet the Company’s liquidity needs in the fiscal years ended 2019 and 2020; the success of securing such financing on terms acceptable to the Company, if at all, cannot be assured. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Three Months Ended
	September 30,
	2018	2017

Operating activities	$(184,090)	$(345,128)
Investing activities	-	-
Financing activities	$203,900	$452,644

Operating Activities. Net cash used in operating activities was $184,090 for the three months ended September 30, 2018 compared to $345,128 for the same period of 2017, a decrease in cash used of $161,038. The decrease was primarily driven by decreased in net loss for the quarter, decreased payments on accounts payable, and decreased payments for prepaid expenses.

Investing Activities. Net cash used in investing activities was primarily related to purchases of equipment. No purchases of capital equipment occurred in the three months ended September 30, 2018 or 2017.

Financing Activities. Net cash provided by financing activities was $203,900 for the three months ended September 30, 2018 compared to $452,644 for the same period of 2017, a decrease of $248,744. The decrease is primarily due to fewer issuances of convertible debentures, and lower proceeds from notes payable and fewer principal payments on debentures and notes payable due to maturities, and an increase of proceeds for the sale of common stock during the three months ended September 30, 2018.

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

Financing Arrangements

Over the course of meeting our capital needs, we have entered into various debentures and debt instruments, which generally have short maturity terms, typically 6 to 18 months. Many of these instruments were accompanied by shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock. The outstanding principal amount of these instruments at September 30, 2018 was $3,454,550. The terms of the instruments are set forth in the following table.

Issuance Date	Outstanding Principal Amount ($) (1)	Interest Rate	Conversion Price ($)	Maturity Term	No. of Shares Exercisable Under Related Warrants	Warrants Strike Price ($)	Warrant Exercise Period
September 2014	25,050	6%	0.15	September 2019 - October 2019	3,333,667	0.30	September 2019
January 2015(2)	500,000	8%	0.06	December 2018	-	-	-
April - June 2016 (3)	1,075,000	8%	0.012	March 2018 - April 2019	5,686,590	0.15	August 2021
August 2016 (4)	200,000	8%	0.012	August 2018	833,200	0.15	August 2021
January - March 2017	60,000	8%	0.12	January - March 2019	10,831,600	0.15	January 2022 – March 2022
June 2017	100,000	8%	0.12	February 2019	250,000	0.12	June 2020
July 2017	100,000	8%	0.12	February 2019	250,000	0.12	July 2020
September 2017	150,000	8%	0.12	February 2019	375,000	0.12	September 2020
September 2017	495,000	8%	0.12	January 2019	2,000,000	0.12	September 2020
November 2017	247,500	8%	0.12	January 2019	-	-	-
November 2017	27,000	8%	0.12	November 2019	416,600	0.15	November 2022
December 2017	75,000	8%	0.12	March 2019	250,000	0.12	December 2020
February 2018	45,000	8%	0.12	February 2019	500,000	0.12	December 2020
March 2018	65,000	8%	0.12	March 2019	500,000	0.12	March 2021
April 2018	60,000	8%	0.12	March 2019	500,000	0.12	March 2021
April 2018	70,000	8%	0.12	April 2021	200,000	0.12	April 2021
April 2018	20,000	8%	0.12	April 2020	1,166,660	0.15	April 2023
June 2018	40,000	8%	0.12	December 2018	1,000,000	0.12	June 2021
July 2018	45,000	8%	0.12	January 2019	1,000,000	0.12	June 2021
August 2018	30,000	8%	0.12	March 2019	1,000,000	0.12	August 2021
September 2018	25,000	8%	0.12	April 2019	1,000,000	0.12	September 2021

(1)	This table does not include $222,350 of promissory notes held by SBI Investments LLC, 2014-1, and L2 Capital, LLC issued as consideration for an equity line of credit that did not close in the form of promissory notes, which bear interest at 8% per annum, matured on December 29, 2017 and are considered past due at the time of this report. The promissory notes are convertible into unregistered and restricted shares of shares of the Company’s common stock only if there is an Event of Default, as defined in the notes. These amounts are subject to ongoing litigation, and the Company does not intend to pay the balances or honor a conversion until the litigation has concluded. See Note 11 to the Notes to Condensed Consolidated Financial Statements.
(2)	Secured by a security interest in certain microreactor equipment.
(3)	$250,000 is past due as of the date of this report.
(4)	$200,000 is past due as of the date of this report.

Results of Operations

Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017.

General and administrative expenses

During the three months ended September 31, 2018, the Company incurred $1,361,732 of general and administrative expenses compared with $1,267,453 incurred in the three-month period ended September 30, 2017, an increase of $94,279, or 7.4%. The increase in general and administrative expenses was primarily due to increases in professional fees, legal and audit, and general corporate expenses, partially offset by compensation expense, including stock-based compensation.

Included in general and administrative expenses for the three months ended September 30, 2018 and 2017 are the following:

	Three Months Ended
	September 30,		Increase/
	2018	2017	(Decrease)%
Compensation	$155,533	$265,557	$(110,024)	-41.4%
Stock-based compensation	207,452	257,673	(50,221)	-19.5%
Legal and audit expenses	137,748	51,197	86,551	169.1%
Corporate expenses	188,757	143,539	45,218	31.5%
Other professional fees	640,372	515,000	125,372	24.3%
Depreciation	25,006	24,850	156	0.6%
Amortization	6,864	9,637	(2,773)	-28.8%
Total General and Administrative Expenses	$1,361,732	$1,267,453	$94,279	7.4%

Research and development expenses

During the three months ended September 30, 2018, the Company incurred $23,087 of research and development expenses, a decrease of $54,855, or 70.4% from the $77,942 recorded for the three months ended September 30, 2017. The decrease is primarily due to decreased expenditures for lab equipment, repairs and maintenance, and chemicals and consumables in the San Marcos facility.

Beneficial conversion feature on convertible debenture

During the three months ended September 30, 2018 the Company incurred $16,870 of beneficial conversion expense compared to $752,426 recorded for the three months ended September 30, 2017. The decrease in beneficial conversion expenses of $735,556, or 97.8% was due primarily to a triggering event, creating a down-round feature in certain debentures to be recognized during the three months ending September 30, 2017.

Interest expense, net

Interest expense recorded for the three months ended September 30, 2018 was $51,085 compared to $700,693 in the three months ended September 30, 2017, a decrease of $649,608, or 92.7%. The decreased interest expense recorded in the three months ending September 30, 2017 was primarily related a $436,000 charge to interest expense related to a derivative liability, that has subsequently no longer exists, a decrease of principal of the 8% interest rate on the debentures of outstanding convertible debentures, and interest recorded due to debenture extensions.

Change in value of derivative liability

During the three months ended September 30, 2017 the Company recorded a benefit of $90,709 related to the change in value of derivative liability. The benefit is related to the change in value of the convertible debentures feature issued in March and May of 2017. During the three months ended September 30, 2018 the Company recorded an expense of $82,162 related to the change in value of derivative liability. The expense is related to the change in value of the “make-whole” provision issued in relation to debenture extensions during the fourth quarter of 2018.

Accretion of debt discount

During the three months ended September 30, 2018 the Company recorded $90,010 of accretion of debt discount expense, a decrease of $241,152, or 72.8% from the $331,162 recorded for the three months ended March 31, 2017. The decrease in accretion of debt discount expense is primarily related to the issuance of the convertible debentures during the quarter.

	Three Months Ended September 30,		Increase/
	2018	2017	(Decrease)%
Statement of Operations Information:
Revenues	$-	$11,870	$(11,870)	-100.0%
General and administrative	1,361,732	1,267,453	94,279	7.4%
Research and development	23,087	77,942	(54,855)	-70.4%
Beneficial conversion expense	16,870	752,426	(735,556)	-97.8%
Interest expense, net	51,085	700,693	(649,608)	-92.7%
Change in value of derivative liability	82,162	(90,709)	172,871	-190.6%
Accretion of debt discount	90,010	331,162	(241,152)	-72.8%

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2018, because of material weaknesses in our internal control over financial reporting.

In connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, management concluded that, as of June 30, 2018, our internal control over financial reporting was not effective, as a result of material weaknesses in our control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in our internal control over financial reporting related to the lack of timely and effective review of the Company’s period-end closing process and adequate personnel and resources.

Remediation Plan

Management is committed to remediating the material weaknesses discussed above. The Company has recruited experienced US GAAP/financial reporting professional to augment and upgrade its finance and accounting staff to address issues of accuracy, completeness, adequate segregation of duties, and timeliness in financial statement preparation and reporting. However, the Company may be unable to remediate this weakness until it has received additional funding that may be necessary to hire additional personnel. Until the Company has sufficient internal finance and accounting staff, it plans to work closely with external financial advisors to review and monitor its accounting procedures, perform internal audit procedures, and to prepare its consolidated financial statements and reports. In addition, The Company does not believe it has sufficient documentation with its existing financial processes, risk assessment and internal controls. Until it has sufficient internal finance and accounting staff, it plans to work closely with external financial advisors to document the existing financial processes, risk assessment, and internal controls systematically. The Company believes its recently hired personnel, or through professional engagement of consultants, will improve its documentation and internal control processes and procedures.

Changes in Internal Control over Financial Reporting

During the last fiscal quarter, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as set forth above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf.

Risks Related to Our Business

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the notes. A portion of this indebtedness is past due.

We currently have a substantial amount of outstanding indebtedness. As of September 30, 2018, we had a working capital deficit of $5,385,949, with total current assets and liabilities of $1,230,813 and $6,616,762 respectively. Included in the liabilities are $3,472,214 of convertible debentures, net of unamortized discount, and $119,447 of notes payable that are due within one year. In addition to disputed amounts already in litigation, an aggregate principal amount of $250,000 of our outstanding convertible debentures is past due as of the date of this report. There can be no assurance that the holders of these debentures will not declare an event of default and demand immediate payment of the amounts owed.

We have relied on financing through the issuance of common stock and convertible debentures. As of September 30, 2018, we have cash and cash equivalent assets of $21,835. If we are unable to generate sufficient cash flow in the future to service our debt, we may be required to refinance all or a portion of our existing debt or to obtain additional financing. There can be no assurance that any refinancings will be possible or that any additional financing could be obtained on terms acceptable to us. The inability to obtain additional financing could have a material adverse effect on our financial position, liquidity and results of operations. Our substantial indebtedness subjects us to various risks, including:

●	we may be unable to satisfy our obligations under our outstanding indebtedness;
●	we may be more vulnerable to adverse general economic and industry conditions;
●	we may find it more difficult to fund future working capital, capital expenditures, acquisitions, general corporate purposes or other purposes; and
●	we may have to dedicate a substantial portion of our cash resources to the payments on our outstanding indebtedness, thereby reducing the funds available for operations and future business opportunities.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the consolidated financial statements in our Form 10-K for the fiscal year ended June 30, 2018 and Note 1 to the consolidated financial statements included in this report, we have recorded losses from continuing operations in the current period presented and have a history of losses. Our ability of to continue as a going concern is dependent upon our ability to reverse negative operating trends, obtain revenues from operations, raise additional capital, and/or obtain debt financing. In conjunction with anticipated revenue streams, management is currently negotiating equity and debt financing, the proceeds from which would be used to settle outstanding debts, to finance operations and for general corporate purposes. However, there can be no assurance that we will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern, if at all. The unaudited consolidated financial statements included in this report do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

We have a history of losses and we may not be able to sustain profitability in the future.

We continue to be a development stage company and face risks associated with introducing new products based on new technologies. We continue to incur losses in operations. Over the past five years we have primarily relied on sales of common stock and debt instruments to support operations as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into our securities. Management believes it may be necessary for us to rely on external financing to supplement working capital to meet the Company’s liquidity needs in the fiscal years ended 2019 and 2020. The success of securing such financing on terms acceptable to us, if at all, cannot be assured. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

None of our products has commenced commercial production, and if we continue to experience significant operating losses, we may need additional financing to fund our operations, which may not be available to us.

None of our properties has commenced commercial production, and we have a limited history of earnings or cash flow from our operations. We believe that additional financing will be required in the future to fund our operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our assets, there is no assurance that any such activity will generate funds that will be available for operations. We do not know whether additional financing will be available when needed or on acceptable terms, if at all. If we are unable to raise additional financing when necessary, we may have to delay our development and sales efforts or be forced to cease operations.

If the market for QDs develops slower than we expect or declines, it could have a material adverse effect on our business, financial condition, and results of operations.

The QD market is not as mature as the commercial applications of the technology are still being developed. It is uncertain whether QDs will achieve and sustain high levels of customer demand and market acceptance. Our success will depend to a substantial extent on the widespread adoption of QDs. Many enterprises have invested substantial personnel and financial resources to traditional electronic components in their businesses and therefore may be reluctant or unwilling to migrate to QDs. It is difficult to predict customer adoption rates and demand for our products, the future growth rate and size of the QD market, or the entry of competitive technologies. The development and expansion of the QD market depends on a number of factors, including the cost, performance, and perceived value associated with QDs. If we or other QD manufacturers experience disruptions in delivery or technical performance problems, the market for QDs as a whole, including our products, may be negatively affected. If QDs do not achieve widespread adoption or there is a reduction in demand for QDs caused by a lack of customer acceptance, technological challenges, weakening economic conditions, competing technologies and products, reductions in corporate spending, or otherwise, it could have a material adverse effect on our business, financial condition, and results of operations.

Our future success depends upon our ability to compete in the market place.

The commercial QD industry is relatively young and undeveloped, with a number of small competitors attempting to establish themselves in different segments employing one or more competitive strategies. Competition among these companies is based on product quality and performance characteristics, volume, price and continuing research development and product improvements. We are subject to other competitive risks of early stage and commercial businesses generally, and of advanced technology businesses in particular, including competing in an environment where other companies may be better financed or have more experience than us.

Our license agreement with the University of Arizona requires minimum annual royalties, which we have been unable to pay.

Solterra’s Exclusive Patent License Agreement with the University of Arizona requires Solterra to pay minimum annual royalties, which we have been unable to pay to date. While the licensor has in the past waived certain milestone dates and extended certain payment dates, there is no assurance that we will meet the new milestones or payment requirements or that UA will agree to waive any future requirements. Termination of the license agreement could materially and adversely affect our business.

We have entered into a number of non-disclosures agreements (“NDAs”) and material transfer agreements with several product manufacturers as well as others. No assurances can be given that sales, joint venture agreements and/or license agreements will result from these agreements.

In the past several years, we have entered into a number of NDAs and material transfer agreements with several product manufacturers in different industries, as well as universities and independent research laboratories. In most cases, the NDAs with manufacturers are for exploring joint development of specific products or applications. No assurances can be given that the non-disclosure agreements and sample supply agreements entered into by us as described above will result in sales of our products.

Our ongoing research and development functions present significant challenges.

Quantum dot technology continues to evolve, with new discoveries and refinements being made on an ongoing basis. We have concentrated our research and development efforts on the design, development, production and supply of nanomaterials, including QDs, TQDs and other nanoparticles. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, we may not be able to produce or sell our products, which would have a material adverse effect on our business, prospects, financial condition and operating results.

Our proprietary rights may be difficult to enforce.

We generally rely on patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology and products. Although we hold several patents and other patent applications are currently pending, there can be no assurance that any of these patents or other proprietary rights will not be challenged, invalidated, or circumvented or that our rights will, in fact, provide competitive advantages to us. In addition, there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. If we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create innovative products that have enabled us to be successful.

We may be found to infringe on intellectual property rights of others.

Third parties may assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. The asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that any arrangements with our suppliers will be available or adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a customer with respect to a claim against the customer, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected.

We rely on the availability of third-party licenses.

Much of our technology includes intellectual property licensed from third parties, including our license with the University of Arizona. It may be necessary in the future to seek or renew licenses relating to various aspects of these items. There can be no assurance that the necessary licenses would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, operating results, and financial condition. Moreover, the inclusion in our products of intellectual property licensed from third parties on a nonexclusive basis could limit our ability to protect our proprietary rights in our products.

Our business is subject to environmental and other regulations.

Our business is subject to various types of government regulations, including regulation of hazardous materials used in or produced by the manufacture or use of nanomaterials, the manufacture, transportation and export of chemical substances, and the restrictions on the chemical composition of QDs used in the various applications. These laws, regulations and standards impose numerous obligations that are applicable to our operations. Failure to comply with environmental laws, regulations, standards, permits and orders may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or preventing some or all of our operations. Certain environmental laws impose strict liability for the remediation of spills and releases of oil and hazardous substances that could subject us to liability without regard to whether we were negligent or at fault. In addition, changes in environmental laws and regulations occur frequently, and any such changes that result in more stringent and costly requirements with respect to our operations could materially and adversely affect our operations and financial results.

As we grow, we will need to obtain and retain additional qualified management and personnel.

We have traditionally operated with limited resources and infrastructure. As of the date of this report, we have a total of nine employees, including our management team. We believe our success will depend in large part on our ability to attract and retain highly skilled administrative, technical, managerial, sales, and marketing personnel. Competition for these personnel is intense, especially in Austin, Texas. Our financial condition or volatility or lack of positive performance in our stock price or equity incentive awards may also adversely affect our ability to hire and retain key employees. As a result of one or more of these factors, we may increase our hiring or otherwise enter into arrangements in geographic areas outside the United States, which could subject us to additional geopolitical and exchange rate risk. The loss of services of any of our key personnel; the inability to retain and attract qualified personnel in the future; or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product development, manufacturing and sales.

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

In the future, we may seek to establish large scale production facilities. Our ability to complete the planning, construction and equipping of large scale manufacturing facilities is subject to significant risk and uncertainty, including:

●	we will need to raise additional capital in order to finance the costs of constructing and equipping of large scale manufacturing facilities, which we may be unable to do so on reasonable terms or at all, and which could be dilutive to our existing stockholders;
●	the build-out of any facilities will be subject to the risks inherent in the development of a manufacturing facility, including risks of delays and cost overruns as a result of a number of factors, many of which may be out of our control, such as delays in government approvals, burdensome permit conditions and delays in the delivery of manufacturing equipment from numerous suppliers;
●	we may be required to depend on third parties or strategic partnerships that we establish in the development and operation of additional production capacity, which may subject us to risks that such third parties do not fulfill their obligations to us under our arrangements with them; and
●	we may be required to obtain licenses, permits or authorizations from regulatory authorities, the failure of which to obtain, could delay or prevent the construction or opening of large-scale manufacturing facilities.

If we are unable to develop and successfully operate manufacturing facilities, or if we encounter any of the risks described above, we may be unable to scale our business to the extent necessary to improve results of operations and achieve profitability. Moreover, there can be no assurance that if we do expand our manufacturing capacity that we will be able to generate customer demand for our QD products at these production levels or that we will increase our revenues or achieve profitability.

We may be unable to effectively manage the expansion of our operations.

We expect to expand our business in order to satisfy anticipated demand for our QDs and obtain market share. To manage the development and expansion of our operations, we will be required to improve our operational and financial systems, procedures and controls and to expand, train and manage a larger employee base. Our management will also be required to maintain and expand our relationships with customers, distribution partners, suppliers and other third parties and to attract new customers, distribution partners and suppliers. In addition, our current and planned operations, personnel, systems and internal procedures and controls might be inadequate to support our future growth. If we cannot manage our growth effectively, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, and our business and results of operations could be materially and adversely affected.

Technological changes in the QDs and end-user industries could render our products uncompetitive or obsolete.

The nanotechnology market is rapidly evolving and competitive, characterized by continually changing technology requiring improved features. We will need to invest significant financial resources in research and development to keep pace with technological advances in the industry and to effectively compete in the future. A variety of competing technologies are under development by other companies that could result in lower manufacturing costs or higher product performance than those expected for our products. Our failure to further refine our technology and develop and introduce new products could have a material adverse effect on our business, prospects, financial condition and operating results.

Our success will depend on our ability to successfully grow our distribution relationships and distribution channels.

If we are unable to develop successfully our distribution relationships and distribution channels, our revenues and future prospects will be materially harmed. As we seek to enter into commercial production of our products, our business plan will depend substantially on our ability to establish and expand our distribution channels by identifying, developing and maintaining relationships with product manufacturers and resellers. We may be unable to enter into these relationships in the markets we target or on terms and conditions favorable to us, if at all. If we are unable to sell our products into new markets or to further penetrate existing markets for QDs, it could have a material adverse effect on our business, financial condition, and results of operations.

Our sales, marketing and distribution plans may substantially rely on the efforts and abilities of third parties and such plans may not be successful.

We intend to sell our products to product manufacturers, domestic and international distributors, and other resellers. We expect to collaborate closely with a number of manufacturers and distributors, both domestically and internationally. These resellers are expected to range from large, multinational corporations to small, development-stage companies to private-public partnerships with governmental entities. Our sales, marketing and distribution plans may substantially rely on the efforts and abilities of these third parties and such plans may not be successful. Our failure to successfully choose, collaborate with and monitor our resellers could have a material adverse effect on our business, prospects, liquidity and results of operations.

We anticipate facing risks associated with the international marketing, distribution and sale of our products, and if we are unable to effectively manage these risks, it could impair our ability to develop and expand our business.

We expect that significant resources will be required to develop successfully our international sales channels. In addition, the manufacturing, marketing, distribution and sale of our products outside the United States expose us to a number of markets in which we have limited experience. If we are unable to manage effectively these risks, it could impair our ability to grow our business abroad. These risks include:

●	difficulty in recruiting and retaining individuals skilled in international business operations;
●	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;
●	our executive officers’ lack of proximity to the international activities being managed and the inherent limitations of cross-border information flow;
●	the management of our relationships with distributors outside the United States, whose sales and lead generation activities are very important to our international operations;
●	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;
●	tariffs and trade barriers and other regulatory limitations on our ability to sell our products in certain foreign markets;
●	increased exposure to foreign currency exchange rate risk;
●	potential exposure to adverse tax consequences;
●	shortages in component parts and raw materials;
●	import and export and trade regulation changes that could erode our profit margins or restrict our ability to transport our products;
●	the burden and cost of complying with foreign and U.S. laws governing corporate conduct outside the U.S.;
●	potential restrictions on the transfer of funds between countries;
●	import and export duties and value-added taxes;
●	natural disasters, including earthquakes, typhoons and tsunamis;
●	increased exposure to possible violations of U.S. laws regulating the export of our products, and to other U.S. and foreign laws affecting the conduct of business globally such as product certification, environmental and waste management and data privacy laws;
●	reduced protection for intellectual property rights in some countries; and
●	political and economic instability.

International operations may also result in greater shipping costs and additional expenses to conform our products to the requirements of local laws or local product specifications. As we develop our international business, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations, reduce or delay our international sales, result in fines and penalties and have a material adverse effect on our business, prospects, liquidity and results of operations.

Our success in the future may depend on our ability to establish and maintain strategic alliances, and any failure on our part to establish and maintain such relationships could adversely affect our market penetration and revenue growth.

Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the competitive position of our technology and our products relative to our competitors. We can provide no assurance that we will be able to establish strategic relationships successfully. In addition, strategic alliances that we may establish, will subject us to a number of risks, including risks associated with sharing proprietary information and loss of control of operations that are material to our business and profit-sharing arrangements. Moreover, strategic alliances may be expensive to implement, require us to issue additional shares of our common stock and subject us to the risk that the third party will not perform its obligations pursuant to the arrangement, which may subject us to losses over which we have no control or expensive termination arrangements.

Due to financial and experience constraints, we expect to rely on strategic relationships to develop our business, including those relating to product development, manufacturing, marketing and sales. Identifying and developing strategic alliance candidates is expensive and time-consuming. In addition, these arrangements may leave us vulnerable to capacity constraints and reduced component availability, and our control over customer relationships, product delivery schedules, manufacturing and costs would be limited. In addition, we may have limited control over quality systems and controls, and therefore must rely on our relationships to manufacture our products to our quality and performance standards and specifications. Delays, component shortages, including custom components that are manufactured for us at our direction, and other manufacturing and supply problems, could impair the manufacture and distribution of our products and ultimately our company’s reputation. Furthermore, any adverse change in the financial or business condition of our strategic alliance counterparts could disrupt our ability to develop, manufacture, market and sell our products. If we are required to change our strategic alliance counterparts or bring those functions in-house, we may lose revenue, incur increased costs, and damage our relationships with other customers and strategic alliances.

Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant monetary penalties and adverse publicity.

We expect our manufacturing operations and research and development activities to involve the use of mechanical equipment which involves a risk of potential injury to our employees. These operations are subject to regulation under the Occupational Safety and Health Act (“OSHA”). If we fail to comply with OSHA requirements, or if an employee injury occurs, we may be required to pay substantial penalties, incur significant capital expenditures, suspend or limit production or cease operations. Also, any such violations, employee injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and/or adversely affect sales of our products.

Our business and financial results may be adversely affected by various legal and regulatory proceedings.

We are, and in the future may become, subject to lawsuits, claims and regulatory proceedings in the normal course of our business, such as our ongoing litigation with SBI Investments LLC, 2014-1, and L2 Capital, LLC. Some of these legal and regulatory proceeds could be material. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. As a result, future adverse rulings, settlements, or unfavorable developments could result in charges that could have a material adverse effect on our business, results of operations or financial condition in any particular period. For additional information regarding certain of the matters in which we are involved, see Note 11 to the consolidated financial statements, entitled “Litigation.”

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

Like other retailers, distributors and manufacturers of products that are used by consumers, we will face the risk of exposure to product liability claims in the event that the use of our products we sell results in injury. Since some of our products may be used in electricity producing devices, it is possible that consumers could be injured by our products, whether by product malfunctions, defects, improper installation or other causes. In addition, since the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether or not product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. We intend to rely on our general liability insurance to cover product liability claims and currently do not expect to obtain separate product liability insurance. The successful assertion of product liability claims against us could result in potentially significant monetary damages and if our insurance protection is inadequate to cover these claims, such claims could require us to make significant payments. Also, any product liability claims and any adverse outcomes with respect thereto may subject us to adverse publicity, damage our reputation and competitive position and/or adversely affect sales of our products.

We have significant deferred tax assets, and any impairments of or valuation allowances against these deferred tax assets in the future could materially adversely affect our results of operations and financial condition.

We intend to use significant deferred tax assets to offset income. The extent to which we can use deferred tax assets may be limited for various reasons, including but not limited to changes in tax rules or regulations and if projected future taxable income becomes insufficient to recognize the full benefit of our net operating loss (“NOL”) carryforwards prior to their expiration. Additionally, our ability to fully use these tax assets will also be adversely affected if we have an “ownership change” within the meaning of Section 382 of the U.S. Internal Revenue Code of 1986, as amended. An ownership change is generally defined as a greater than 50% increase in equity ownership by “5% stockholders” (as that term is defined for purposes of Section 382) in any three-year period. Future changes in our stock ownership, depending on the magnitude, including the purchase or sale of our common stock by 5% stockholders, and issuances or redemptions of common stock by us, could result in an ownership change that would trigger the imposition of limitations under Section 382. Accordingly, there can be no assurance that in the future we will not experience limitations with respect to recognizing the benefits of our NOL carryforwards and other tax attributes for which limitations could have a material adverse effect on our results of operations, cash flows or financial condition.

Risks Related to Our Common Stock

The material weakness in our internal control over financial reporting may adversely impact our company.

As discussed in Part II, Item 9A, entitled “Controls and Procedures,” of our Form 10-K for the fiscal year ended June 30, 2018, and Part II, Item 4, entitled “Controls Procedures” in this report, we have concluded that our internal control over financial reporting was not effective. The material weaknesses identified in our internal control over financial reporting related to the lack of timely and effective review of our period-end closing process and adequate personnel and resources.

We are currently working to remediate the material weakness. We cannot be sure when we will successfully remediate the material weakness or whether compensating controls will be effective in preventing or detecting material errors. The remediation may require substantial time and resources to successfully implement. We may be unable to remediate this weakness until we have received additional funding that may be necessary to hire additional personnel. In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls. Until we have sufficient internal finance and accounting staff, we plan to work closely with external financial advisors to document the existing financial processes, risk assessment, and internal controls systematically. This material weakness could cause creditors, customers, investors, regulators, strategic alliances and others to lose confidence in the effectiveness of our internal controls and the accuracy of our financial statements and other information, all of which could have a material adverse impact on our business, results of operations and financial condition.

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

Our board of directors has the authority to issue up to 750,000,000 shares of our common stock. Any issuance of equity or securities convertible into or exchangeable for our equity securities, including for the purposes of expansion of our business, may have a dilutive effect on our existing stockholders.

The perceived risk associated with the possible issuance of a large number of shares of common stock or securities convertible into or exchange for a large number of shares of our common stock could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. Subsequent sales of our common stock in the open market or the private placement of our common stock or securities convertible into or exchangeable for our common stock could also have an adverse effect on the market price, if any, of our shares. If our stock price declines, it may be more difficult for us to or we may be unable to raise additional capital.

Over the course of meeting our capital needs, we have entered into various debentures and debt instruments, which generally have short maturity terms, typically 6 to 18 months. Many of these instruments were accompanied by shares of our common stock and warrants to purchase shares of our common stock. We may conduct further equity offerings in the future. If common stock is issued in return for additional funds, property or services, the price per share could be lower than that paid by our current stockholders. Also, any stock we sell in the future may be valued on an arbitrary basis by us and the issuance of shares of common stock for future services, acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our existing stockholders.

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

We may experience volatility in our stock price, which could negatively affect your investment, and you may not be able to resell your shares at or above the offering price.

Our common stock has traded in the over-the-counter marketplace on the OTCQB under the symbol “QTMM” since October 2018. Previously, our common stock was quoted on the OTC Pink marketplace from November 2017 to October 2018 and on the OTCQB previous to November 2017. There can be no assurance that our common stock will continue to be, or be admitted to, trade on any established trading market or exchange. Additionally, there can be no assurance that we will maintain the requirements for continued listing or trading on an established trading market or exchange.

Our common stock may not be traded actively. An illiquid market for shares of our common stock may result in lower trading prices and increased volatility, which could negatively affect the value of your investment or your ability to sell your shares. If an active trading market does develop, it may not last and the trading price of the shares may fluctuate widely as a result of a number of factors, many of which are outside our control. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

●	our ability to commercialize our products and technologies;
●	the amount and timing of expenses associated with our research and development programs and our ability to develop enhancements to our manufacturing processes and our products;
●	additions or departures of key scientific or management personnel;
●	our ability to effectively manage our growth;
●	the cost of raw materials;
●	our ability and the terms upon which we are able to raise capital sufficient to continue our operations;
●	our cash position;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	significant lawsuits, including creditor, patent or stockholder litigation;
●	industry adoption of QD technology or other new competing technologies;
●	the rate and cost at which we are able to expand our manufacturing capacity to meet anticipated product demand, including the rate and cost at which we are able to implement advances in our QD technologies;
●	our ability to establish and expand key distribution partners;
●	our ability to establish strategic relationships with third parties to accelerate our growth plans;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

●	developments in the competitive environment, including the introduction of improved products or technological advancements by our competitors;
●	overall performance of the equity markets;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	changes in the market valuations of similar companies;
●	general political and economic conditions; and
●	other events or factors, many of which are beyond our control.

We anticipate that our operating expenses will continue to increase significantly, particularly as we begin production and develop our internal infrastructure to support our anticipated growth. If our product revenues in any quarter do not increase correspondingly, our net losses for that period will increase. Moreover, given that a significant portion of our operating expenses cannot be quickly reduced, if we cannot obtain revenues from operations or our product revenues are delayed or below expectations, our operating results are likely to be adversely and disproportionately affected.

The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

We do not presently intend to pay any cash dividends on or repurchase any shares of our common stock.

We do not presently intend to pay any cash dividends on our common stock. Any payment of future dividends will be at the discretion of the board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. Cash dividend payments in the future may only be made out of legally available funds and, if we experience substantial losses, such funds may not be available. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment and there is no guarantee that the price of our common stock that will prevail in the market after this offering may never exceed the price paid by you in this offering.

Because our shares are deemed “penny stock,” you may have difficulty selling them in the secondary trading market.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share. Additionally, if the equity security is not registered or authorized on a national securities exchange, the equity security also would constitute a “penny stock.” As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. Disclosure is also required to be made regarding compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. In addition, monthly statements are required to be sent disclosing recent price information for the penny stocks. The ability of broker-dealers to sell our common stock and the ability of stockholders to sell our common stock in the secondary market would be limited. As a result, the market liquidity for our common stock would be severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From July 1, 2018 to September 30, 2018, we had the following sales and issuances of unregistered equity securities:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchases	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion	Security Holder
July 2018	Common Stock	166,210	Shares issued in exchange for $9,973 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Carson Diversified Investments
July 2018	Common Stock	166,210	Shares issued in exchange for $9,973 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Carson Haysco Holdings, LP
July 2018	Common Stock	513,333	Shares issued for salary conversion; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Edward James Schloss
July 2018	Common Stock Warrants	1,000,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through July 9, 2021	Lucas Hoppel
August 2018	Common Stock	1,531,375	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Steven Morse
August 2018	Common Stock	11,635	Shares issued in exchange for $1,396 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Radha Jayaram
August 2018	Common Stock Warrants	1,000,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through August 27, 2021	Lucas Hoppel
August 2018	Common Stock Warrants	300,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 per share through August 7, 2020	Mathew McKnight
August 2018	Common Stock Warrants	246,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 per share through August 29, 2020	Mathew McKnight
August 2018	Common Stock Warrants	62,500	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 per share through August 7, 2020	Brian Fogarty
August 2018	Common Stock Warrants	93,750	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 per share through August 7, 2020	Allen Columbus
September 2018	Common Stock	1,500,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Steven Morse
September 2018	Common Stock	4,516,553	Shares issued for debenture; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Lucas Hoppel
September 2018	Common Stock Warrants	1,000,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through September 27, 2021	Lucas Hoppel

These transactions were conducted in reliance on the exemptions from the registration requirements of the Securities Act of 1933, as amended, based on the private sale of the securities and the Company’s relationships with the security holders.

Item 3. Defaults Upon Senior Securities

We issued $1,275,000 of convertible debentures between April 2016 and August 2016. The maturities range from March 29, 2018 to May 6, 2019, and $250,000 in principal amount of these debentures is past due at the date of this report. We are currently in discussions with the holders regarding these matters, although we have not obtained a written waiver or entered into an amendment revising these terms. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements”.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

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

QUANTUM MATERIALS CORP.

Date: November 14, 2018	/s/ Stephen Squires
Stephen Squires
Principal Executive Officer

Date: November 14, 2018	/s/ Robert A. Phillips
Robert A. Phillips
Principal Financial Officer

