Form 10-Q/A
period 2018-09-30
QUANTUM MATERIALS CORP.
filed 2018-11-19
CIK 1403570

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

[  ] Yes [X] No

As of November 13, 2018, there were 458,396,956 shares of common stock, $0.001 par value per share, outstanding.

Explanatory Note:

This amendment has been filed to correct the answers on the cover page of the Form 10-Q for the quarter ended September 30, 2018 that Quantum Materials Corp. is current with both its Exchange Act filings and the interactive data requirements of Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM MATERIALS CORP.

Date: November 19, 2018	/s/ Stephen Squires
Stephen Squires
Principal Executive Officer

Date: November 19, 2018	/s/ Robert A. Phillips
Robert A. Phillips
Principal Financial Officer