Form 10-Q
period 2018-12-31
QUANTUM MATERIALS CORP.
filed 2019-02-14
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

[  ] Yes [X] No

As of February 14, 2019, there were 501,011,483 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018	June 30, 2018
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$325,437	$2,025
Subscription receivable	-	10,000
Prepaid expenses and other current assets	828,600	1,746,181
TOTAL CURRENT ASSETS	1,154,037	1,758,206

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $396,093 and $346,080	575,511	625,524

LICENSES AND PATENTS, net of accumulated amortization of $160,627 and $146,852	32,116	45,891

LONG TERM PORTION OF PREPAID EXPENSES	369,811	184,660

TOTAL ASSETS	$2,131,475	$2,614,281

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,580,378	$1,511,691
Accrued expenses	546,615	548,667
Accrued salaries	816,023	682,575
Notes payable, net of unamortized discount	20,000	-
Short term derivative liability	25,895	-
Current portion of convertible debentures, net of unamortized discount	3,403,402	3,402,421
TOTAL CURRENT LIABILITIES	6,392,313	6,145,354

CONVERTIBLE DEBENTURES, net of current portion, unamortized discount and debt issuance costs	483,701	40,224

TOTAL LIABILITIES	6,876,014	6,185,578

COMMITMENTS AND CONTINGENCIES (See Note 10)	-	-

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, authorized 750,000,000 shares, 492,313,256 and 442,564,332 issued and outstanding at December 31, 2018 and June 30, 2018, respectively	492,325	442,564
Common stock issuable	576,042	800,131
Additional paid-in capital	44,586,658	42,030,181
Accumulated deficit	(50,399,564)	(46,844,173)
TOTAL STOCKHOLDERS’ DEFICIT	(4,744,539)	(3,571,297)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,131,475	$2,614,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

REVENUES	$-	$-	$-	$11,870

OPERATING EXPENSES
General and administrative	1,261,793	1,626,390	2,623,525	2,893,843
Research and development	15,449	53,563	38,536	131,505
TOTAL OPERATING EXPENSES	1,277,242	1,679,953	2,662,061	3,025,348

LOSS FROM OPERATIONS	(1,277,242)	(1,679,953)	(2,662,061)	(3,013,478)

OTHER EXPENSE (INCOME)
Beneficial conversion expense	126,908	16,176	143,778	768,602
Interest expense, net	441,196	154,847	492,281	855,540
Change in value of derivative liability	23,706	(424,260)	105,868	(514,969)
Accretion of debt discount	61,393	393,845	151,403	725,007
TOTAL OTHER EXPENSE	653,203	140,608	893,330	1,834,180

NET LOSS	$(1,930,445)	$(1,820,561)	$(3,555,391)	$(4,847,658)

LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	499,897,012	400,312,285	485,929,475	387,913,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,
	2018	2017
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,555,391)	$(4,847,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	63,788	68,736
Amortization of debt issuance costs, and debt discount	401,335	556,479
Stock-based compensation	535,155	511,728
Stock issued for services	1,311,192	1,365,455
Beneficial conversion feature	143,778	768,602
Deemed interest on extinguishment of debenture	-	118,000
Change in fair value of derivative liability	105,868	(514,969)
Accretion of debt discount and warrant expense	151,403	725,007
Effects of changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,238	2,799
Accounts payable and accrued expenses	305,646	637,590
NET CASH USED IN OPERATING ACTIVITIES	(530,988)	(608,231)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	333,900	93,000
Proceeds from issuance of convertible debentures / promissory note	500,500	1,127,000
Proceeds from issuance of note payable	20,000	-
Principal payments on long-term debt	-	(552,650)
Principal payments on note payable	-	(52,738)

NET CASH PROVIDED BY FINANCING ACTIVITIES	854,400	614,612

NET DECREASE IN CASH	323,412	6,381

CASH AND CASH EQUIVALENTS, beginning of period	2,025	52,611

CASH AND CASH EQUIVALENTS, end of period	$325,437	$58,992

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

Going Concern

The Company recorded losses from continuing operations in the current period presented and has a history of losses. As of December 31, 2018, the Company had a working capital deficit of $5,238,276 and net cash used in operating activities was $(530,988) for the six months ended December 31, 2018. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, obtain revenues from operations, raise additional capital, and/or obtain debt financing.

In conjunction with anticipated revenue streams, and cash flows from licensing and development agreements, management is currently negotiating equity and debt financing, the proceeds from which would be used to settle outstanding debts, to finance operations, and for general corporate purposes. However, there can be no assurance that the Company will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern.

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

Effective July 1, 2018, the Company adopted the Financial Accounting Standards Board’s (“FASB”) provisions of ASC 606, Revenue from Contracts with Customers (ASC 606), using the prospective method for all contracts not completed as of the date of adoption. The Company had no contracts not completed as of the date of adoption, nor had contracts that were modified before the effective date.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2018	June 30, 2018
	(unaudited)

Furniture and fixtures	$3,502	$3,502
Computers and software	11,447	11,447
Machinery and equipment	956,655	956,655
	971,604	971,604
Less: accumulated depreciation	396,093	346,080

Total property and equipment, net	$575,511	$625,524

Depreciation expense for the six months ended December 31, 2018 and 2017 was $50,007 and $49,470, respectively.

NOTE 3 – LICENSES AND PATENTS

Licenses and patents consisted of the following:

	December 31, 2018	June 30, 2018
	(unaudited)

William Marsh Rice University	$40,000	$40,000
University of Arizona	15,000	15,000
Bayer acquired patents	137,743	137,743
	192,743	192,743
Less: accumulated amortization	160,627	146,852

Total licenses and patents, net	$32,116	$45,891

Amortization expense for the six months ended December 31, 2018 and 2017 $13,775 and $19,266, respectively.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of December 31, 2018, and June 30, 2018, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. As of December 31, 2018, and June 30, 2018, the Company held no investments. The Company hired an independent resource to value its derivative liability as follows (unaudited):

Fair Value Table	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative Liability	$25,895	$-	$-	$25,895
Note Payable	20,000	-	20,000	-
Convertible debentures	3,887,103	-	3,887,103	-

	$3,932,998	$-	$3,907,103	$25,895

Level Three Roll-forward	Derivative Liability	Total

Balance June 30, 2018	$-	$-
Fair value of derivative liability reclassified from equity	98,645	98,645
Settlement of derivative liabilities	(178,618)	(178,618)
Change in fair value	105,868	105,868
Balance December 31, 2018	$25,895	$25,895

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Convertible Debentures

The Company measured the estimated fair value of the convertible debentures using significant other observable inputs, representative of a Level 2 fair value measurement, including the interest and conversion rates for the instruments. The following table sets forth the fair value of the Company’s convertible debentures as of December 31, 2018, and June 30, 2018:

	December 31, 2018		June 30, 2018
	(unaudited)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Convertible debentures issued in September 2014	$25,050	$30,151	$25,050	$27,977
Convertible debentures issued in January 2015	500,000	543,525	500,000	504,342
Convertible debentures issued in April - June 2016	1,075,000	1,244,550	1,075,000	1,154,831
Convertible debenture issued in August 2016	200,000	244,594	200,000	226,961
Convertible debentures issued in January - March 2017	60,000	69,121	60,000	64,138
Convertible promissory notes issued in March 2017	222,350	278,787	222,350	258,689
Convertible debenture issued in June 2017	100,000	106,604	100,000	98,919
Convertible debenture issued in July 2017	100,000	106,604	100,000	98,919
Convertible debenture issued in September 2017	150,000	159,906	150,000	148,378
Convertible debenture issued in September 2017	495,000	528,978	495,000	490,844
Convertible debenture issued in November 2017	27,000	27,532	27,000	25,547
Convertible debenture issued in November 2017	247,500	264,489	247,500	245,422
Convertible debenture issued in December 2017	75,000	78,121	75,000	72,489
Convertible debenture issued in February 2018	45,000	47,835	45,000	44,387
Convertible debentures issued in March 2018	65,000	68,115	65,000	63,205
Convertible debentures issued in April 2018	150,000	141,657	150,000	131,446
Convertible debentures issued in June 2018	40,000	43,200	40,000	40,086
Convertible debentures issued in July 2018	45,000	47,991	-	-
Convertible debentures issued in August 2018	30,000	31,248	-	-
Convertible debentures issued in September 2018	25,000	25,714	-	-
Convertible promissory note issued in September 2018	20,000	20,622	-	-
Convertible debentures issued in December 2018	52,000	42,180	-	-
Convertible promissory note issued in December 2018	350,000	297,130	-	-

The Company is not a party to any hedge arrangements or commodity swap agreement.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – CONVERTIBLE DEBENTURES

The following table sets forth activity associated with the convertible debentures:

	December 31,	June 30,	Debenture
	2018	2018	Reference
	(unaudited)
Convertible debentures issued in September 2014	$25,050	$25,050	A
Convertible debentures issued in January 2015	500,000	500,000	B
Convertible debentures issued in April - June 2016	1,075,000	1,075,000	C
Convertible debenture issued in August 2016	200,000	200,000	C
Convertible debentures issued in January - March 2017	60,000	60,000	D
Convertible promissory notes issued in March 2017	222,350	222,350	G
Convertible debenture issued in June 2017	100,000	100,000	I
Convertible debenture issued in July 2017	100,000	100,000	J
Convertible debenture issued in September 2017	645,000	645,000	K
Convertible debenture issued in November 2017	247,500	247,500	K
Convertible debenture issued in November 2017	27,000	27,000	L
Convertible debenture issued in December 2017	75,000	75,000	N
Convertible debenture issued in February 2018	45,000	45,000	O
Convertible debentures issued in March 2018	65,000	65,000	P
Convertible debentures issued in April 2018	60,000	60,000	Q
Convertible debentures issued in April 2018	70,000	70,000	R
Convertible debentures issued in April 2018	20,000	20,000	S
Convertible debentures issued in June 2018	40,000	40,000	T
Convertible debentures issued in July 2018	45,000	-	U
Convertible debentures issued in August 2018	30,000	-	V
Convertible debentures issued in September 2018	25,000	-	W
Convertible debentures issued in December 2018	52,000	-	X
Convertible promissory notes issued in December 2018	350,000	-	Y

	4,078,900	3,576,900
Less: unamortized discount	191,797	134,255

	3,887,103	3,442,645
Less: current portion	3,403,402	3,402,421

Total convertible debentures, net of current portion	$483,701	$40,224

A) September 2014 Convertible Debenture

Between September 16, 2014 and October 28, 2014, the Company entered into Convertible Debenture Agreements to obtain a total of $500,050 in gross proceeds from five non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures have terms of five years maturing between September 16, 2019 and October 30, 2019. The Debentures bear interest at the rate of 6% per annum and are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.15 per share at any date and will receive an equal number of warrants having a strike price of $0.30 per share and a term of five years. None of the Debentures were converted into common shares during the six months ended December 31, 2018.

Interest expense for the six months ended December 31, 2018 and 2017 was $768 and $768, respectively

As of December 31, and June 30, 2018, $25,050 of principal was outstanding.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

B) January 2015 Convertible Debenture

On January 15, 2015, the Company entered into Convertible Debenture Agreements to obtain $500,000 in gross proceeds from two non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures have a term of two years maturing on January 15, 2017 and bear interest at the rate of 8% per annum. The debentures are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.06 per share at any date. The Debenture Holders received 6,250,000 common stock warrants exercisable at $0.06 per share through January 15, 2017. The debt is secured by a security interest in certain microreactor equipment. The Agreement also provides for the investors to have the right to appoint one member to the Company’s Board of Directors in the event any one of the aforementioned debentures are converted into common stock of the Company. On October 10, 2016, the maturity date of the debentures was extended to January 15, 2018 and the 6,250,000 warrants were converted into common stock for total proceeds of $375,000. On January 12, 2018 the debentures were extended for ten days to January 25, 2018. On January 24, 2018, the debentures were extended to December 15, 2018. As compensation for extending the debentures, the Debenture Holders received 3,500,000 shares of Common Stock, which were valued at $0.06 per share, a total of $210,000 recorded as debt extension expense. On January 14, 2019, partial payment was made of $150,000, and the debentures were extended to March 15, 2019.

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $348,105, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. Interest expense for the six months ended December 31, 2018 and 2017 was $20,164 and $20,164, respectively.

As of December 31, and June 30, 2018, $500,000 of principal was outstanding.

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $609,595, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the six months ended December 31, 2018, and 2017, of $2,564 and $167,029, respectively.

The Company recognized a beneficial conversion expense for the six months ended December 31, 2018, and 2017, of $0 and $530,000, respectively.

Interest expense for the six months ended December 31, 2018, and 2017, of $52,133 and $62,267, respectively.

During the years ended June 30, 2018 and 2017, $455,000 and $285,000 of principal was converted into 3,791,666 and 2,375,000 shares of common stock respectively. As of December 30, and June 30, 2018, $1,275,000 of principal was outstanding. As of the date of this report, maturities totaling $825,000 of principal have been extended for one year until March and April of 2019, and the remaining $250,000 have not been extended, and are past due as of the date of this report.

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $73,250, recorded as debt discount and is amortized using the effective interest rate method over the life of the loans, two years. The Company recognized accretion of debt discount expense for the six months ended December 31, 2018 and 2017 of $3,125 and $51,468, respectively.

During the year ended June 30, 2018, $200,000 of these debentures converted into 1,666,667 shares of common stock.

Interest expense for the six months ended December 31, 2018 and 2017 of $2,420 and $8,894, respectively.

As of December 30, and June 30, 2018, $60,000 of principal was outstanding.

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

The Company recognized accretion of debt discount expense for the six months ended December 31, 2018 and 2017 of $0 and $43,661, respectively.

Interest expense for the six months ended December 31, 2018 and 2017 of $0 and $116,015, respectively.

As of December 31, 2017, the Company no longer had a derivative liability related to these notes, and recognized interest expense of $418,786, and a change in derivative liability benefit of $373,004. As of December 31, 2018, the Company no longer had a derivative liability, and recognized a change in derivative liability benefit of $0 for the six months ended December 31, 2018.

As of December 31, and June 30, 2018, and 2017, $222,350 of principal was outstanding, respectively. During the year ended June 30, 2018, the Company paid $319,500 of principal.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $54,340, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. Interest expense was recorded for the six months ended December 31, 2018 and 2017 of $0. Beneficial conversion expense was recorded for the six months ended December 31, 2018 and 2017 of $0. The Company recognized accretion of debt discount expense for the six months ended December 31, 2018 and 2017 of $0 and $45,434, respectively. As of December 31, and June 30, 2018, and 2017, $100,000 of principal was outstanding. In May 2018 the maturity date was extended to February 1, 2019.

J) July 2017 Convertible Debenture

In July 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $100,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $100,000. The Note Holder received 1,000,000 shares of common stock and 250,000 common stock warrants exercisable at $0.12 per share through September 11, 2000. The promissory note originally had a term of six months maturing on December 16, 2017 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The maturity date of the Note was extended to May 24, 2018 in an extension agreement dated April 6, 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,010 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized a fair value of the common shares issued at $100,000. The Company recorded a debenture discount of $53,876 and a beneficial conversion expense of $45,544. The Company recognized accretion of debt discount expense for the six months ended December 31, 2018 and 2017 of $0 and $48,398, respectively. As of December 31, and June 30, 2017, $100,000 of principal was outstanding. In May 2018 the maturity date was extended to February 1, 2019.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As part of the extension agreement, a derivative liability was created, in connection to a “make-whole” provision. The value of this derivative at September 30, 2018 was $49,798, and a change in derivative liability expense of $28,561 for the three months then ended. This derivative liability was settled for 1,591,549 shares during the second quarter of 2018, resulting in additional interest expense of $18,002 during the six months ended December 31, 2018.

Interest expense for the six months ended December 31, 2018 and 2017 of $0 and $8,000, respectively.

K) September 2017 Convertible Debenture

Debenture A)

In September 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $150,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $150,000. The Note Holder received 1,650,000 shares of common stock and 375,000 common stock warrants exercisable at $0.12 per share through September 11, 2000. The promissory note had a term of six months maturing on March 26, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The maturity date of the Note was extended to February 1, 2019 in an extension agreement dated May 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,420 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized a fair value of the common shares issued at $165,000. The Company recorded a debenture discount of $82,720 and a beneficial conversion expense of $45,219. The Company recognized accretion of debt discount expense for the six months ended December 31, 2018 and 2017 of $0 and $49,708, respectively. As of December 31, and June 30, 2018, $150,000 of principal was outstanding. In May 2018 the maturity date was extended to February 1, 2019.

As part of the extension agreement, a derivative liability was created, in connection to a “make-whole” provision. The value of this derivative at September 30, 2018 was $22,666, and a change in derivative liability expense of $14,483 for the three months then ended. This derivative liability was settled for 1,781,690 shares during the second quarter of 2018, resulting in additional interest expense of $53,234 during the six months ended December 31, 2018.

Interest expense for the six months ended December 31, 2018 and 2017 of $0 and $12,000, respectively.

Debenture B)

In September 2017, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $450,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $495,000. The Note Holder received 10,000,000 shares of common stock and 2,000,000 common stock warrants exercisable at $0.12 per share through September 11, 2000. The promissory note had a term of seven months maturing on April 26, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The maturity date of the Note was extended to January 26, 2019 in an extension agreement dated April 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $318,337 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, seven months. The Company also recorded original issue discount (“OID”) of $45,000 as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized a fair value of the common shares issued at $1,000,000. The Company recorded a debenture discount of $318,337 and a beneficial conversion expense of $131,663. The Company recognized accretion of debt discount expense for the six months ended December 31, 2018 and 2017 of $0 and $142,198, respectively. As of December 31, and June 30, 2018, $495,000 of principal was outstanding. In May 2018 the maturity date was extended to February 1, 2019.

As part of the extension agreement, a derivative liability was created, in connection to a “make-whole” provision. The value of this derivative at September 30, 2018 was $43,998, and a change in derivative liability expense of $28,864 for the three months then ended. This derivative liability was settled for 7,432,432 shares during the second quarter of 2018, resulting in additional interest expense of $283,029 during the six months ended December 31, 2018.

Interest expense for the six months ended December 31, 2018 and 2017 of $0 and $36,000, respectively.

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

As of December 31, and June 30, 2018, $247,500 of principal was outstanding.

Interest expense for the six months ended December 31, 2018 and 2017 of $0 and $18,000, respectively.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $8,310 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 24 months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2018 and 2017 of $1,576 and $492, respectively. Interest expense for the six months ended December 31, 2018 and 2017 of $1,104 and $294, respectively. As of December 31, and June 30, 2018, $27,000 of principal was outstanding.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $16,176 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $41,175 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2018 and 2017 of $0 and $1,125, respectively. Interest expense for the six months ended December 31, 2018 and 2017 of $0 and $6,000, respectively. As of December 31, and June 30, 2018, $75,000 of principal was outstanding.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at September 30, 2018 was $10,380, and a change in derivative liability expense of $8,061 for the three months then ended. This derivative liability was settled for 809,160 shares during the second quarter of 2018, resulting in additional interest expense of $21,420 during the six months ended December 31, 2018.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $9,046 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,546 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2018 and 2017 of $6,761 and $0, respectively. Interest expense for the six months ended December 31, 2018 and 2017 of $0. As of December 31, and June 30, 2018, $45,000 of principal was outstanding.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at September 30, 2018 was $64, and a change in derivative liability expense of $64 for the three months then ended. This derivative liability was settled for 582,955 shares during the second quarter of 2018, resulting in additional interest expense of $25,650 during the six months ended December 31, 2018.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

P) March 2018 Convertible Debenture

In March 2018, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $30,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $30,000. The Note Holder received 1,500,000 shares of common stock and 500,000 common stock warrants exercisable at $0.12 per share through March 6, 2021. The promissory note had a term of 6 months maturing on August 8, 2018 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The maturity date of the Note was extended to March 6, 2019 in an extension agreement dated August 2018. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $6,625 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $23,374 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2018 and 2017 of $8,677 and $0, respectively. Interest expense for the six months ended December 31, 2018 and 2017 of $0 was recognized. As of December 31, and June 30, 2018, $30,000 of principal was outstanding.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $8,702 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $26,298 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2018 and 2017 of $12,254 and $0, respectively. Interest expense for the six months ended December 31, 2018 and 2017 of $0. As of December 31, and June 30, 2018, $35,000 of principal was outstanding.

The debenture agreements above include a “make-whole” provision, creating a potential derivative liability. The value of this derivative at December 31, 2018 was $20,823, and a change in derivative liability expense of $18,751 for the six months then ended.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $6,175 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $41,175 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2018 and 2017 of $26,720 and $0, respectively. Interest expense for the six months ended December 31, 2018 and 2017 of $0 was recognized. As of December 31, and June 30, 2018, $60,000 of principal was outstanding.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at December 31, 2018 was $2,230, and a change in derivative liability expense of $2,182 for the six months then ended.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $0 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,188 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 2 years. The Company recognized accretion of debt discount expense for the six months ended December 31, 2018 and 2017 of $7,444 and $0, respectively. Interest expense for the six months ended December 31, 2018 and 2017 of $2,862 and $0 was recognized, respectively. As of December 31, and June 30, 2018, $70,000 of principal was outstanding.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $4,384 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $14,384 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 2 years. The Company recognized accretion of debt discount expense for the six months ended December 31, 2018 and 2017 of $3,452 and $0, respectively. Interest expense for the six months ended December 31, 2018 and 2017 of $818 and $0 was recognized, respectively. As of December 31, and June 30, 2018, $20,000 of principal was outstanding.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $8,044 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,957 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2018 and 2017 of $27,440 and $0, respectively. Interest expense for the six months ended December 31, 2018 and 2017 of $0 was recognized. As of December 31, and June 30, 2018, $40,000 of principal was outstanding.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at December 31, 2018 was $0, and there was no benefit nor expense for change in derivative liability for the six months then ended.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $7,235 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $33,485 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2018 of $26,667. Interest expense for the six months ended December 31, 2018 of $3,600 was recognized. As of December 31, $45,000 of principal was outstanding.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at December 31, 2018 was $68, and a change in derivative liability expense of $68 for the six months then ended.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $5,160 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $22,659 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2018 of $14,122. Interest expense for the six months ended December 31, 2018 of $2,400 was recognized. As of December 31, 2018, $30,000 of principal was outstanding.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at December 31, 2018 was $1,338, and a change in derivative liability expense of $1,338 for the six months then ended.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $4,475 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,058 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2018 of $9,148. Interest expense for the six months ended December 31, 2018 of $2,000 was recognized. As of December 31, 2018, $25,000 of principal was outstanding.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at December 31, 2018 was $1,435, and a change in derivative liability expense of $1,435 for the six months then ended.

X) December 2018 Convertible Debenture

During the second quarter of the year ended June 30, 2019, the Company sold 52 Units for total proceeds of $52,000 from three affiliated and fourteen non-affiliated parties. Each Unit consists of a $1,000 Unsecured Convertible Promissory Note (each, a “Note”) and a warrant to purchase 4,166 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a purchase price of $0.15 per share (each, a “Warrant”) over a period of five years. An additional 45,826 warrants with identical terms, were granted with this debenture. The Notes which were issued at face value have a maturity of two years from the date of issuance, bear interest at the rate of 8% per annum and are convertible into unregistered and restricted shares of Common Stock at $0.08 per-share, subject to normal and customary adjustments including (a) any subdivisions, combinations and classifications of the Common Stock; or (b) any payment, issuance or distribution by the Company to its stockholders of (i) a stock dividend, (ii) debt securities of the Company, or (iii) assets (other than cash dividends payable out of earnings or surplus in the ordinary course of business). The conversion price also is subject to a full ratchet adjustment upon the Company’s issuance of Common Stock, warrants, or rights to purchase Common Stock or securities convertible into Common Stock for a consideration per share which is less than the then applicable conversion price of the Notes excluding Common Stock and options issued to officers, directors, and employees of the Company, except for the exercise or conversion of existing convertible securities of the Company.

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $6,835, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the six months ended December 31, 2018, and 2017, of $264 and $0, respectively.

Interest expense for the six months ended December 31, 2018, and 2017, of $300 and $0, respectively.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Y) December 2018 Convertible Promissory Note

In December 2018, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $350,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $350,000. The Note Holder received 3,000,000 shares of common stock and 5,000,000 common stock warrants exercisable at $0.04 per share through December 26, 2021. The promissory note has a term of 20 months maturing on August 14, 2020 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.03 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $126,908 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $126,908 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 20 months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2018 and 2017 of $1,191 and $0, respectively. Interest expense for the six months ended December 31, 2018 and 2017 of $385 and $0 was recognized, respectively. As of December 31, and June 30, 2018, $350,000 of principal was outstanding.

Debt Issuance Costs

The costs related to the issuance of debt are presented on the balance sheet as a direct deduction from the related debt and amortized to interest expense using the effective interest method over the maturity period of the related debt. Amortization expense for the six months ended December 31, 2018 and 2017 was $151,403 and $725,007 respectively.

NOTE 6 – NOTES PAYABLE

Promissory Note

In September 2018, the Company issued a promissory note secured by the Company’s CEO for $20,000 with interest rate of 6%, maturing on March 9, 2019. The note is convertible into the Company’s common stock, at the lenders discretion, at a rate of $0.04 per share, with warrants to purchase an equal amount of stock. Interest expense for the six months ended December 31, 2018 was $319. As of December 31, 2018, $20,000 of principal was outstanding.

NOTE 7 – EQUITY TRANSACTIONS

Common Stock

During the six months ended December 31, 2018, the Company issued 15,048,042 shares for $602,922 in consulting services, $61,255 of which was accrued at June 30, 2018.

During the six months ended December 31, 2018, the Company issued 757,800 shares of common stock at the fair market value of $43,463 for payment of debenture interest.

During the six months ended December 31, 2018, the Company issued 16,714,339 shares of common stock at the fair market value of $708,840 in connection with debenture derivative liabilities, relieving $126,842 of the derivative liability, and resulting in $401,355 of additional interest expense.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common Stock Issuable

As of December 31, 2018, the company owed a total of 19,653,779 shares of common stock. 3,500,000 shares were in exchange for extinguishment of a $150,000 debenture, with a fair value of $280,000. 991,279 shares were for the settlement of a derivative liability related to price protection in the extinguishment agreement, with a fair value of $39,651. 600,000 shares were in relation to the extension of debt, with a fair value of $36,000. 14,250,000 shares were in relation to a new debenture borrowing of $615,000 in aggregate, valued at $150,524. 312,500 shares were in relation to the sale of shares for cash, valued at $12,500. These subscribed shares also included 702,250 warrants to purchase shares of common stock at $0.04 per share. The shares are included in the weighted average shares outstanding for purposes of calculation earning per share for the three and six months ended December 31, 2018.

15,173,333 shares with a fair value of $491,105, were issued, reducing shares issuable, during the six months ended December 31, 2018.

Stock Warrants

A summary of activity of the Company’s stock warrants for the six months ended December 31, 2018 is presented below (unaudited):

			Weighted
	Weighted		Average	Weighted
	Average		Remaining	Average
	Exercise	Number of	Contractual	Grant Date
	Price	Warrants	Term in Years	Fair Value

Balance as of June 30, 2018	$0.11	36,781,726	2.80	$0.09
Expired	-	-		-
Granted	0.10	8,964,708		0.04
Exercised	-	-		-
Cancelled	-	-		-
	-
Balance as of December 31, 2018	$0.11	45,746,434	2.29	$0.08

Vested and exercisable as of December 31, 2018	$0.11	45,746,434	2.29	$0.08

Outstanding warrants at December 31, 2018 expire during the period February 2019 to December 2023 and have exercise prices ranging from $0.03 to $0.30, valued at $4,805,468. These warrants are issued for salary conversions of employees and consultants, and the origination warrants related to debentures.

NOTE 8 – STOCK-BASED COMPENSATION

The Company follows FASB Accounting Standards Codification (“ASC”) 718 “Compensation — Stock Compensation” for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In October 2009 the Board of Directors authorized the approval of a stock option plan covering 7,500,000 shares of common stock, which was increased to 10,000,000 shares in December 2009 and approved by stockholders in January 2010. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of December 31, 2018, 9,200,000 options have been granted, with terms ranging from five to ten years, and 800,000 have been cancelled leaving a balance of 8,400,000 of options outstanding. During the six months ended December 31, 2018, we issued 1,500,000 shares of restricted stock out of the plan, leaving 100,000 options or grants available for grant under the plan.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2013 the Board of Directors authorized the approval of a stock option plan covering 20,000,000 shares of common stock, which was increased to 60,000,000 shares in March 2013 and approved by stockholders in March 2013. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of December 31, 2018, 80,153,473 options have been granted, with terms ranging from five to ten years, 3,325,000 have been exercised and 18,886,559 have been cancelled, and 57,941,914 remain outstanding.

On February 17, 2016, the Shareholders approved the 2015 Employee Benefit and Consulting Services Compensation Plan covering 15,000,000 shares. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of December 30, 2018, 4,900,000 options have been granted with a term of five years, and 1,625,000 have been cancelled leaving a balance outstanding of 3,275,000 options.

Incentive Stock Options: The Company estimates the fair value of each stock option on the date of grant using the Black-Scholes-Merton valuation model. The volatility is based on expected volatility over the expected life of thirty-six to sixty months. Compensation cost is not reduced by the Company for estimated forfeitures based on historical forfeiture rates for options granted after July 1, 2018. For grants prior to July 1, 2018, compensation cost was recognized based on awards that are ultimately expected to vest, therefore, the Company has reduced the cost for estimated forfeitures based on historical forfeiture rates, which were between 14% and 17%. As the Company has not historically declared dividends, the dividend yield used in the calculation is zero. Actual value realized, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes-Merton model.

The following assumptions were used for the periods indicated:

	Six Months Ended
	December 31,
	2018	2017
	(unaudited)
Expected volatility	122.66%	136.25%
Expected dividend yield	-	-
Risk-free interest rates	3.03%	1.62%
Expected term (in years)	5.0	5.0

The computation of expected volatility during the six months ended December 31, 2018 and 2017 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the activity of the Company’s stock options for the six months ended December 31, 2018 is presented below (unaudited):

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of June 30, 2018	$0.09	85,616,914	4.00	$0.11	$-
Expired	-	-		-
Granted	0.03	7,500,000		0.04
Exercised	-	-		-
Cancelled	0.06	(600,000)		0.06

Balance as of December 31, 2018	$0.08	92,516,914	3.54	$0.10	$-

Vested and exercisable as of December 31, 2018	$0.08	81,784,747	3.54	$0.11	$-

Outstanding options at December 31, 2018, expire during the period February 2019 to June 2026 and have exercise prices ranging from $0.03 to $0.17.

Compensation expense associated with stock options for the six months ended December 31, 2018 and 2017 was $535,155 and $511,728 respectively and was included in general and administrative expenses in the consolidated statements of operations.

At December 31, 2018, the Company had 10,732,167 shares of nonvested stock option awards. The total cost of nonvested stock option awards which the Company had not yet recognized was $463,807 at December 31, 2018. Such amounts are expected to be recognized over a period of 1.0 years.

Restricted Stock: To encourage retention and performance, the Company granted certain employees restricted shares of common stock with a fair value per share determined in accordance with conventional valuation techniques, including but not limited to, arm’s length transactions, net book value or multiples of comparable company earnings before interest, taxes, depreciation and amortization, as applicable. Generally, the stock vests over a 3-year period. A summary of the activity of the Company’s restricted stock awards for the six months ended December 31, 2018, and year ended June 30, 2018 is presented below (unaudited):

Number of
	Nonvested,	Weighted
	Unissued	Average
	Restricted	Grant Date
	Share Awards	Fair Value

Nonvested, unissued restricted shares outstanding at June 30, 2017	1,500,000	0.21
Granted	5,500,000	0.06
Vested	(7,000,000)	0.09
Forfeited	-	-
Nonvested, unissued restricted shares outstanding at June 30, 2018	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested, unissued restricted shares outstanding at December 31, 2018	-	$-

Compensation expense associated with restricted stock awards for the six months ended December 31, 2018 and 2017 was $0 and $99,046, respectively, and was included in general and administrative expenses in the consolidated statements of operations.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total cost of nonvested stock awards which the Company had not yet recognized was $0 at December 31, 2018.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

Net loss	$(1,930,445)	$(1,820,561)	$(3,555,391)	$(4,847,658)

Weighted average common shares outstanding:
Basic and diluted	499,897,012	400,312,285	485,929,475	387,913,206

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Agreement with University of Arizona

Solterra entered into an exclusive Patent License Agreement with the University of Arizona (“UA”) in July 2009. On March 3, 2017, Solterra entered into an amended license agreement with UA. Pursuant to UA License Agreement, as amended, Solterra is obligated to pay minimum annual royalties of $50,000 by June 30, 2017, $125,000 by September 15, 2017 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the consumer price index. Such minimum royalty payments shall be credited against royalties due in each respective royalty year, July 1 to June 30, following the due date. Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. The UA License Agreements and subsequent amendments have been filed on Form 8-K and are incorporated by reference herein. The Company is in the process of renegotiating the minimum royalty commitments and while oral modifications have been agreed to a final amendment has not been finalized. As of December 31, 2018, no royalties have been accrued for this obligation.

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

Rental expense for the operating lease for the six months ended December 31, 2018 and 2017 was $63,572 and $108,812, respectively.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company expects to successful in the L2 and SBI litigation. The ultimate outcome is not determinable and as such, no liability has been recorded for this contingent liability at December 31, 2018.

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

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Six Months Ended
	December 31,
	2018	2017
	(unaudited)

Cash paid for interest	$-	$25,555

Cash paid for income taxes	$-	$-

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended
	December 31,
	2018	2017
	(unaudited)

Conversion of debentures, and accrued interest into shares of common stock	$42,809	$869,679

Allocated value of common stock and warrants issued with convertible debentures	$208,945	$517,676

Stock issued for amounts in accounts payable	$61,255	$-

Prepaid expense paid in shares of common stock	$585,000	$1,587,624

Financing of prepaid insurance	$-	$12,738

NOTE 13 – TRANSACTIONS WITH AFFILIATED PARTIES

At December 31, 2018 and June 30, 2018, the Company had accrued salaries payable to executives in the amount of $536,825 and $568,575, respectively.

During the year ended June 30, 2017, the Company issued a convertible debenture to a family member of a former key executive for proceeds of $200,000. This transaction is described in more detail in Note 5 under the debenture reference C) April – June, August, October and November 2016 Convertible Debentures.

NOTE 14 - SUBSEQUENT EVENTS

January 2015 Convertible Debenture — On January 14, 2019, partial payment was made of $150,000, and the debentures were extended to March 1, 2019. The payment was allocated first to interest, the remainder was allocated to outstanding principal. $7,890 was allocated to interest, and $143,110 was principal payment.

Share issuances

During the period January 1, 2019 through the date of this report, the Company issued 5,500,000 for services.

During the period January 1, 2019 through the date of this report, the Company issued 1,664,894 shares in connection with the settlement of the recorded derivative liability, which was $9,835 as of December 31, 2018.

During the period January 1, 2019 through the date of this report, the Company issued 1,500,000 shares which were issuable at December 31, 2018, in connection with a debenture entered into March of 2018.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six-month periods ended December 31, 2018 and 2017 have been included.

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

Intellectual Property Portfolio

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

Corporate Realignment

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

License Agreement

In November 2018, the Company entered into a license and development agreement with Amtronics India LLC related to the volume production of quantum dots in Assam, India. The agreement is part of a larger project for the design, training, research and development of a quantum dot manufacturing facility in Assam. This project has been under discussion for nearly three years. A ground-breaking ceremony took place in Assam on January 16, 2019, and the Company anticipates operations being established and operational prior to year-end 2019. In addition to an upfront fee and royalty, the agreement provides for the Company to sell equipment and training services, which the Company expects will provide additional revenues.

The Company believes that the terms of the licensing agreement will enable the Company to begin to leverage its intellectual property portfolio and to begin generating revenues without overburdening the Company’s scientific staff in a manner that would disrupt new discovery. The other participants in the Assam project have the responsibility of, among other things, developing the site, constructing the facilities and hiring staff. The Company has agreed to construct and supply the proprietary equipment, assisting in the development and scale up of the 3rd generation solar, display and SSL products, training and providing a broad range of consulting services at additional cost, representing a potential ongoing revenue opportunity for the Company.

On or about December 23, 2018, Assam Electronics Development Corporation LTD (an Indian government enterprise involved in the development of the manufacturing facility in India) paid the first investment of $1M USD into the overall project fund. Amtronics then transferred a $500K USD commitment fee to the group that has secured the $20M investment funding. In terms of direct funding to the Company, on December 29, 2018 the Company received a letter from the managing director of the Assam Electronics Development Corporation LTD confirming that the $1M USD upfront license fee would be paid to the Company on or before January 31, 2019. The Company has recently been provided additional validation that the governmental transfer approval was complete and that funds should be received by the Company on or before February 20, 2019.

In addition to Company’s efforts to commercialize its QD-LED remote phosphor technology for displays, the Company plans for its core focus in the first half of 2019 to be research and development for the optimization of its 3rd generation perovskite QD based solar technology in preparation of scaling up to commercial production levels in Assam, India.

We have continued to maintain aggressive cost control measures, never forgetting this is a marathon and not a sprint. We are continuing to focus more resources on R&D and with our continuous flow technology we have been able to leverage every dollar spent. To further streamline our operations, we have continued to analyze our operating costs and make reductions whenever and wherever possible. To that end we have recently changed transfer agents in order to further reduce overhead cost and we have made additional cost cutting measures in our compliance operations to reduce audit fees.

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

The Company has continued to maintain aggressive cost control measures, although we plan on increasingly to focus more resources on research and development during the last half of fiscal year 2019, and fiscal year 2020. To further streamline operations, the Company has continued to analyze its operating costs and to make reductions where management believes prudent. To that end, the Company has recently changed transfer agents in order to further reduce overhead cost and has made additional cost cutting measures.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

As of December 31, 2018, we had a working capital deficit of $5,238,276, with total current assets and liabilities of $1,154,037 and $6,392,014 respectively. Included in the liabilities are $779,125 owed to our officers, directors and employees for services rendered and accrued through December 31, 2018, $3,403,402 of convertible debentures, net of unamortized discount and $191,979 of notes payable that are due within one year. As a result, we have relied on financing through the issuance of common stock and convertible debentures.

As of December 31, 2018, we have cash and cash equivalent assets of $325,437. We continue to incur losses in operations. Over the past five years we have primarily relied on sales of common stock and debt instruments to support operations as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into securities of the Company. Management believes it may be necessary for the Company to rely on external financing to supplement working capital to meet the Company’s liquidity needs in the fiscal years ended 2019 and 2020; the success of securing such financing on terms acceptable to the Company, if at all, cannot be assured. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Six Months Ended
	December 31,
	2018	2017

Operating activities	$(530,988)	$(608,231)
Investing activities	-	-
Financing activities	$854,400	$614,612

Operating Activities. Net cash used in operating activities was $530,988 for the six months ended December 31, 2018 compared to $608,231 for the same period of 2017, a decrease in cash used of $77,243. The decrease was primarily driven by decreased in net loss for the quarter, and decreased payments on accounts payable.

Investing Activities. Net cash used in investing activities was primarily related to purchases of equipment. No purchases of capital equipment occurred in the six months ended December 31, 2018 or 2017.

Financing Activities. Net cash provided by financing activities was $854,400 for the six months ended December 31, 2018 compared to $614,612 for the same period of 2017, an increase of $239,788. The increase is primarily due to an increase of proceeds for the sale of common stock, fewer principal payments on debentures and notes payable due to maturities, partially offset by fewer issuances of convertible debentures during the six months ended December 31, 2018.

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

Financing Arrangements

Over the course of meeting our capital needs, we have entered into various debentures and debt instruments, which generally have short maturity terms, typically 6 to 18 months. Many of these instruments were accompanied by shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock. The outstanding principal amount of these instruments at December 31, 2018 was $3,856,550. The terms of the instruments are set forth in the following table.

Issuance Date	Outstanding Principal Amount ($) (1)	Interest Rate	Conversion Price ($)	Maturity Term	No. of Shares Exercisable Under Related Warrant	Warrants Strike Price ($)	Warrant Exercise Period
Sep-14	25,050	6%	0.15	September 2019 - October 2019	3,333,667	0.3	Sep-19
January 2015(2)	356,890	8%	0.06	Mar-19	-	-	-
April - June 2016 (3)	1,075,000	8%	0.01	March 2018 - April 2019	5,686,590	0.15	Aug-21
August 2016 (4)	200,000	8%	0.01	Aug-18	833,200	0.15	Aug-21
January - March 2017	60,000	8%	0.12	January - March 2019	10,831,600	0.15	January 2022 – March 2022
Jun-17	100,000	8%	0.12	Feb-19	250,000	0.12	Jun-20
Jul-17	100,000	8%	0.12	Feb-19	250,000	0.12	Jul-20
Sep-17	150,000	8%	0.12	Feb-19	375,000	0.12	Sep-20
Sep-17	495,000	8%	0.12	Jan-19	2,000,000	0.12	Sep-20
Nov-17	247,500	8%	0.12	Jan-19	-	-	-
Nov-17	27,000	8%	0.12	Nov-19	416,600	0.15	Nov-22
Dec-17	75,000	8%	0.12	Mar-19	250,000	0.12	Dec-20
Feb-18	45,000	8%	0.12	Feb-19	500,000	0.12	Dec-20
Mar-18	65,000	8%	0.12	Mar-19	500,000	0.12	Mar-21
Apr-18	60,000	8%	0.12	Mar-19	500,000	0.12	Mar-21
Apr-18	70,000	8%	0.12	Apr-21	200,000	0.12	Apr-21
Apr-18	20,000	8%	0.12	Apr-20	1,166,660	0.15	Apr-23
Jun-18	40,000	8%	0.12	Dec-18	1,000,000	0.12	Jun-21
Jul-18	45,000	8%	0.12	Jan-19	1,000,000	0.12	Jun-21
Aug-18	30,000	8%	0.12	Mar-19	1,000,000	0.12	Aug-21
Sep-18	25,000	8%	0.12	Apr-19	1,000,000	0.12	Sep-21
Dec-18	52,000	8%	0.12	Dec-20	262,458	0.15	Dec-23
Dec-18	350,000	8%	0.03	Aug-20	5,000,000	0.04	Dec-21

(1)	This table does not include $222,350 of promissory notes held by SBI Investments LLC, 2014-1, and L2 Capital, LLC issued as consideration for an equity line of credit that did not close in the form of promissory notes, which bear interest at 8% per annum, matured on December 29, 2017 and are considered past due at the time of this report. The promissory notes are convertible into unregistered and restricted shares of shares of the Company’s common stock only if there is an Event of Default, as defined in the notes. These amounts are subject to ongoing litigation, and the Company does not intend to pay the balances or honor a conversion until the litigation has concluded. See Note 11 to the Notes to Condensed Consolidated Financial Statements.
(2)	Secured by a security interest in certain microreactor equipment.
(3)	$250,000 is past due as of the date of this report.
(4)	$200,000 is past due as of the date of this report.

Results of Operations

Three Months Ended December 31, 2018, Compared to Three Months Ended December 31, 2017.

Revenue

Revenue for the three months ended December 31, 2017 and 2018 was $0. No revenue was recorded for the license and development agreement in Assam, India for the three months ended December 31, 2018, as our performance obligation has not been fulfilled as of December 31, 2018.

General and administrative expenses

During the three months ended December 31, 2018, the Company incurred $1,261,793 of general and administrative expenses compared with $1,626,390 incurred in the three-month period ended December 31, 2017, a decrease of $364,597, or 22.4%. The decrease in general and administrative expenses was primarily due to decreases in legal and audit, compensation, and general corporate expenses, partially offset by stock-based compensation expense, and other professional fees.

Included in general and administrative expenses for the three months ended December 31, 2018 and 2017 are the following:

	Three Months Ended
	December 31,
	2018	2017

Compensation	$122,600	$240,011	$(117,411)	-48.9%
Stock-based compensation	327,703	254,055	73,648	29.0%
Legal and audit expenses	9,961	347,712	(337,751)	-97.1%
Corporate expenses	144,045	158,259	(14,214)	-9.0%
Other professional fees	625,572	592,104	33,468	5.7%
Depreciation	25,001	24,660	341	1.4%
Amortization	6,911	9,589	(2,678)	-27.9%

Total General and Administrative Expenses	$1,261,793	$1,626,390	$(364,597)	-22.4%

Research and development expenses

During the three months ended December 31, 2018, the Company incurred $15,449 of research and development expenses, a decrease of $38,114, or 71.2% from the $53,563 recorded for the three months ended December 31, 2017. The decrease is primarily due to decreased expenditures for lab equipment, repairs and maintenance, and chemicals and consumables in the San Marcos facility.

Beneficial conversion feature on convertible debenture

During the three months ended December 31, 2018 the Company incurred $126,908 of beneficial conversion expense compared to $16,176 recorded for the three months ended December 31, 2017. The increase in beneficial conversion expenses of $110,732, or 684.5% was due to beneficial conversion feature of a certain debentures entered into during the three months ending December 31, 2018, resulting in $126,908 of expense.

Interest expense, net

Interest expense recorded for the three months ended December 31, 2018 was $441,196 compared to $154,847 in the three months ended December 31, 2017, an increase of $286,349, or 184.9%. The increased interest expense recorded in the three months ending December 31, 2018 was primarily related to amounts charged to interest expense related to derivative liability settlements, of approximately $400,000.

Change in value of derivative liability

During the three months ended December 31, 2017 the Company recorded a benefit of $424,260 related to the change in value of derivative liability. The benefit is related to the change in value of the convertible debentures feature issued in March and May of 2017. During the three months ended December 31, 2018 the Company recorded an expense of $23,706 related to the change in value of derivative liability. The expense is related to the change in value of the “make-whole” provision issued in relation to debenture extensions during the quarter.

Accretion of debt discount

During the three months ended December 31, 2018 the Company recorded $61,393 of accretion of debt discount expense, a decrease of $332,452, or 84.4% from the $393,845 recorded for the three months ended December 31, 2017. The decrease in accretion of debt discount expense is primarily related to the issuance of the debt discount on convertible debentures outstanding being fully recognized.

	Three Months Ended
	December 31,		Increase/
	2018	2017	(Decrease)%
Statement of Operations Information:

Revenues	$-	$-	$-	-%
General and administrative	1,261,793	1,626,390	(364,597)	-22.4%
Research and development	15,449	53,563	(38,114)	-71.2%
Change in fair value of derivative liabilities	23,706	(424,260)	447,966	-105.6%
Beneficial conversion expense	126,908	16,176	110,732	684.5%
Interest expense, net	441,196	154,847	286,349	184.9%
Accretion of debt discount	61,393	393,845	(332,452)	-84.4%

Six Months Ended December 31, 2018, Compared to Six Months Ended December 31, 2017.

Revenue

Revenue for the six months ended December 31, 2017 was $11,870. This revenue is from the sale of sale of samples to potential customers, for testing and evaluation of licensed product. No corresponding revenue was recorded for the six months ended December 31, 2018. No revenue was recorded for the license and development agreement covering Assam, India for the six months ended December 31, 2018, as our performance obligation has not been fulfilled as of December 31, 2018.

General and administrative expenses

During the six months ended December 31, 2018, the Company incurred $2,623,525 of general and administrative expenses compared with $2,893,843 incurred in the six-month period ended December 31, 2017, a decrease of $270,318, or 9.3%. The decrease in general and administrative expenses was primarily due to decreases in legal and audit, and compensation expenses, partially offset by other professional fees and corporate expenses.

Included in general and administrative expenses for the six months ended December 31, 2018 and 2017 are the following:

	Six Months Ended
	December 31,		Increase/
	2018	2017	(Decrease)%

Compensation	$278,133	$505,568	$(227,435)	-45.0%
Stock-based compensation	535,155	511,728	23,427	4.6%
Legal and audit expenses	147,709	398,909	(251,200)	-63.0%
Corporate expenses	332,802	301,798	31,004	10.3%
Other professional fees	1,265,944	1,107,104	158,840	14.3%
Depreciation	50,007	49,510	497	1.0%
Amortization	13,775	19,226	(5,451)	-28.4%

Total General and Administrative Expenses	$2,623,525	$2,893,843	$(270,318)	-9.3%

Research and development expenses

During the six months ended December 31, 2018, the Company incurred $38,536 of research and development expenses, a decrease of $92,969, or 70.7% from the $131,505 recorded for the six months ended December 31, 2017. The decrease is primarily due to decreased expenditures for lab equipment, repairs and maintenance, and chemicals and consumables in the San Marcos facility.

Beneficial conversion feature on convertible debenture

During the six months ended December 31, 2018 the Company incurred $143,778 of beneficial conversion expense compared to $768,602 recorded for the six months ended December 31, 2017. The decrease in beneficial conversion expenses of $624,824, or 81.3% was due primarily to issuance of new convertible debentures, and the adoption of ASU 2017-11 during the six months ending December 31, 2017.

Interest expense, net

Interest expense recorded for the six months ended December 31, 2018 was $492,281 compared to $855,540 in the six months ended December 31, 2017, a decrease of $363,259, or 42.5%. The decreased interest expense recorded in the six months ending December 31, 2018 was primarily related to deemed interest expense on debenture extinguishment, recorded in the six months ending December 31, 2017, which did not occur in the current six months ended December 31, 2018. This was partially offset by amounts charged to interest expense related to derivative liability settlements of approximately $400,000 during the current six-month period.

Change in value of derivative liability

During the six months ended December 31, 2017 the Company recorded a benefit of $514,969 related to the change in value of derivative liability. The benefit is related to the change in value of the convertible debentures feature issued in March and May of 2017. During the six months ended December 31, 2018 the Company recorded an expense of $105,868 related to the change in value of derivative liability. The expense is related to the change in value of the “make-whole” provision issued in relation to debenture extensions during the six-month period.

Accretion of debt discount

During the six months ended December 31, 2018 the Company recorded $151,403 of accretion of debt discount expense, a decrease of $572,604, or 79.1% from the $725,007 recorded for the six months ended December 31, 2017. The decrease in accretion of debt discount expense is primarily related to the issuance of the debt discount on convertible debentures outstanding being fully recognized.

	Six Months Ended
	December 31,		Increase/
	2018	2017	(Decrease)%
Statement of Operations Information:

Revenues	$-	$11,870	$(11,870)	-100.0%
General and administrative	2,623,525	2,893,843	(270,318)	-9.3%
Research and development	38,536	131,505	(92,969)	-70.7%
Beneficial conversion expense	143,778	768,602	(624,824)	-81.3%
Interest expense, net	492,281	855,540	(363,259)	-42.5%
Change in value of derivative liability	105,868	(514,969)	620,837	-120.6%
Accretion of debt discount	151,403	725,007	(573,604)	-79.1%

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018, because of material weaknesses in our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From October 1, 2018 to December 31, 2018, we had the following sales and issuances of unregistered equity securities:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchases	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion	Security Holder

December 2018	Common Stock	3,000,000	Shares issued for debenture; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Amtronics, LLC
December 2018	Common Stock Warrants	5,000,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 per share through December 26, 2021	Amtronics, LLC
December 2018	Common Stock Warrants	262,458	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.15 per share through December 5, 2023	Risk Grid Technologies, Inc.

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

The convertible debentures issued in January 2015 in the aggregate original principal amount of $500,000 were past due as of December 15, 2018. On January 14, 2019, the Company entered into a Partial Payment and Temporary Stand Still Agreement that, among other things, provided for a partial payment of accrued and unpaid interest and outstanding principal in the amount of 150,000 and extended the maturity date of the debentures to March 1, 2019. The holders agreed not to exercise any remedy under their respective debentures with respect to any event of default or other breach, default or violation under the debentures to demand any payment under the debentures prior to the maturity date.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements” and “Other Information – Partial Payment and Temporary Stand Still Agreement.”.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) License and Development Agreement

On November 19, 2018, the Company entered into a License and Development Agreement with Amtronics India LLC relating to the production of quantum dots. Pursuant to the agreement, the Company licensed its patents related to its quantum dots (nanoscale semiconductor crystals) for solar cells and LED lighting. The license is limited to the manufacture of quantum dots, thin film quantum dot solar cells, and light emitting diodes for lighting and display applications and the territory of the State of Assam, Republic of India.

In consideration of the license, Amtronics agreed to pay the Company an upfront fee of $500,000 within thirty days of the agreement and an additional $500,000 within sixty days of the date of the agreement. During the term of the agreement, Amtronics will purchase equipment necessary for the production of the licensed products in an aggregate amount of $3,250,000, subject to payment terms related to delivery and setup.

The Company has also agreed to provide consulting services for additional fees related to the design of the manufacturing facility and training and consulting services for manufacturing and for the implementation and operation of the equipment purchased under the agreement.

The agreement provides that Amtronics is required to devote commercially reasonable efforts to commercialize, develop and manufacture products described in the agreement and will be deemed to have satisfied this requirement upon meeting certain milestones described in the agreement. The Company is required to continue to improve and optimize its technology under milestone requirements in the agreement.

Amtronics will pay to the Company a royalty on gross sales under the license, including annual minimum royalties beginning in 2021.

Partial Payment and Temporary Stand Still Agreement

The Company entered into a Partial Payment and Temporary Stand Still Agreement, dated January 14, 2019 with Carson Diversified Investments, LP (“Diversified”) and Carson Haysco Holdings, LP (“Haysco”), each of which holds convertible debentures in the outstanding principal amounts of $250,000 secured by certain microreactor equipment of the Company. Under the agreement, the Company made payments of $75,000 to each of Diversified and Haysco for accrued interest and outstanding principal, and the remaining outstanding principal amounts on the debentures and agreed to pay the remaining outstanding principal and accrued and unpaid interest on the debentures on March 1, 2019. Interest will accrue at the default rate, or 18% per annum, until repayment. Prior to March 1, 2019, each of Diversified and Haysco agreed not to exercise any remedy under their respective debentures with respect to any event of default or other breach, default or violation under the debentures to demand any payment under the debentures.

Item 6. Exhibits

10.1*#	License and Development Agreement, dated November 19, 2018, by and between Quantum Materials Corporation and Amtronics CC

10.2*	Partial Payment and Temporary Stand Still Agreement, dated January 14, 2019 by and among Quantum Materials Corp., Carson Diversified Investments, LP and Carson Haysco Holdings, LP

31(a)	Rule 13a-14(a) Certification — Principal Executive Officer*

31(b)	Rule 13a-14(a) Certification — Principal Financial Officer*

32(a)	Section 1350 Certification — Principal Executive Officer *

32(b)	Section 1350 Certification — Principal Financial Officer *

101.INS	XBRL Instance Document *

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *

*Filed herewith.

#Pursuant to 17 C.F.R. 240.246-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM MATERIALS CORP.

Date: February 14, 2019	/s/ Stephen Squires
Stephen Squires
Principal Executive Officer

Date: February 14, 2019	/s/ Robert A. Phillips
Robert A. Phillips
Principal Financial Officer

