Form 10-Q/A
period 2018-12-31
QUANTUM MATERIALS CORP.
filed 2019-02-26
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note:

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for quarterly period ended December 31, 2018, filed with the Securities and Exchange Commission on February 14, 2019 (the “Form 10-Q”), is to indicate on the cover page that the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No other changes were made to the Form 10-Q.

PART II – OTHER INFORMATION

Item 6. Exhibits

The exhibits to this Form 10-Q/A are listed on the Exhibit Index page hereof, which is incorporated by reference in this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM MATERIALS CORP.

Date: February 26, 2019	/s/ Stephen Squires
Stephen Squires
Principal Executive Officer

Date: February 26, 2019	/s/ Robert A. Phillips
Robert A. Phillips
Principal Financial Officer

INDEX TO EXHIBITS

10.1*#	License and Development Agreement, dated November 19, 2018, by and between Quantum Materials Corporation and Amtronics CC

10.2*	Partial Payment and Temporary Stand Still Agreement, dated January 14, 2019 by and among Quantum Materials Corp., Carson Diversified Investments, LP and Carson Haysco Holdings, LP

31(a)	Rule 13a-14(a) Certification — Principal Executive Officer

31(b)	Rule 13a-14(a) Certification — Principal Financial Officer

32(a)*	Section 1350 Certification — Principal Executive Officer

32(b)*	Section 1350 Certification — Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	Document, XBRL Taxonomy Extension

101.CAL*	Calculation Linkbase, XBRL Taxonomy Extension Definition

101.DEF*	Linkbase, XBRL Taxonomy Extension Labels

101.LAB*	Linkbase, XBRL Taxonomy Extension

101.PRE*	Presentation Linkbase

*Previously filed.

#Pursuant to 17 C.F.R. 240.246-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.