Form 10-Q
period 2019-03-31
QUANTUM MATERIALS CORP.
filed 2019-05-20
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission File Number: 000-52956

QUANTUM MATERIALS CORP.

(Exact name of Registrant as specified in its charter)

Nevada	20-8195578
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

3055 Hunter Road, San Marcos, Texas	78666
(Address of principal executive offices)	(Zip Code)

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

[  ] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

As of May 10, 2019, there were 580,975,473 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	June 30, 2018
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$135,292	$2,025
Subscription receivable	-	10,000
Accounts Receivable	500,400	-
Prepaid expenses and other current assets	537,578	1,746,181
TOTAL CURRENT ASSETS	1,173,270	1,758,206

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $421,094 and $346,080	550,510	625,524

LICENSES AND PATENTS, net of accumulated amortization of $167,538 and $146,852	25,205	45,891

LONG TERM PORTION OF PREPAID EXPENSES	317,969	184,660

TOTAL ASSETS	$2,066,954	$2,614,281

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,649,416	$1,511,691
Accrued expenses	590,300	548,667
Accrued salaries	732,905	682,575
Deferred revenue	1,000,000	-
Notes payable, net of unamortized discount	20,000	-
Short term derivative liability	5,060	-
Current portion of convertible debentures, net of unamortized discount	3,060,219	3,402,421
TOTAL CURRENT LIABILITIES	7,057,900	6,145,354

CONVERTIBLE DEBENTURES, net of current portion, unamortized discount and debt issuance costs	134,513	40,224

TOTAL LIABILITIES	7,192,413	6,185,578

COMMITMENTS AND CONTINGENCIES (See Note 10)	-	-

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, authorized 750,000,000 shares, 541,656,945 and 442,564,332 issued and outstanding at March 31, 2019 and June 30, 2018, respectively	541,657	442,564
Common stock issuable	212,767	800,131
Additional paid-in capital	46,560,681	42,030,181
Accumulated deficit	(52,440,564)	(46,844,173)
TOTAL STOCKHOLDERS’ DEFICIT	(5,125,459)	(3,571,297)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,066,954	$2,614,281

See accompanying notes to these condensed consolidated financial statements.

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(unaudited)		(unaudited)

REVENUES	$400	$1,000	$400	$12,870

OPERATING EXPENSES
General and administrative	1,604,074	1,785,451	4,227,599	4,679,293
Research and development	36,258	28,823	74,794	160,329
TOTAL OPERATING EXPENSES	1,640,332	1,814,274	4,302,393	4,839,622

LOSS FROM OPERATIONS	(1,639,932)	(1,813,274)	(4,301,993)	(4,826,752)

OTHER EXPENSE (INCOME)
Beneficial conversion expense	-	506,415	143,778	1,275,017
Interest expense, net	241,220	121,228	733,501	976,768
Change in value of derivative liability	2,219	-	108,087	(514,969)
Accretion of debt discount	157,629	295,765	309,032	1,020,772
TOTAL OTHER EXPENSE	401,068	923,408	1,294,398	2,757,588

NET LOSS	$(2,041,000)	$(2,736,682)	$(5,596,391)	$(7,584,340)

LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	521,743,994	428,394,955	497,693,368	401,191,882

See accompanying notes to these condensed consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Issuable	Capital	Deficit	Deficit
Nine Months Ended March 31, 2018

Balances at June 30, 2017	367,955,585	$367,955	$-	$33,880,177	$(37,443,104)	$(3,194,972)

Common stock issued for cash	458,333	459	-	39,541	-	40,000

Common stock issued for services	3,500,000	3,500	-	329,501	-	333,001

Common stock issued for debenture interest	155,068	155	-	18,453	-	18,608

Common stock issued for debenture conversions	2,500,000	2,500	-	297,500	-	300,000

Stock-based compensation	-	-	-	257,673	-	257,673

Beneficial conversion feature of debenture	-	-	-	752,426	-	752,426

Allocated value of common stock and warrants related to debenture	2,650,000	2,650	572,584	159,699	-	734,933

Net loss	-	-	-	-	(3,027,097)	(3,027,097)
Balances at September 30, 2017	377,218,986	$377,219	$572,584	$35,734,970	$(40,470,201)	$(3,785,428)

Common stock issued for cash	758,334	759	-	52,242	-	53,001

Common stock issued for services	20,170,060	20,170	-	1,514,463	-	1,534,633

Common stock issued for debenture interest	217,258	217	-	25,854	-	26,071

Common stock issued for debenture conversions	4,375,001	4,375	-	520,625	-	525,000

Stock-based compensation	-	-	-	254,055	-	254,055

Beneficial conversion feature of debenture	-	-	-	16,176	-	16,176

Allocated value of common stock and warrants related to debenture	-	-	36,079	30,314	-	66,393

Net loss	-	-	-	-	(1,820,561)	(1,820,561)
Balances at December 31, 2017	402,739,639	$402,740	$608,663	$38,148,699	$(42,290,762)	$(3,130,660)

Common stock issued for cash	499,999	499	-	59,500	-	59,999

Common stock issued for services	6,020,000	6,020	135,962	340,436	-	482,418

Common stock issued for debenture interest	364,694	365	-	23,453	-	23,818

Common stock issued for debenture conversions	250,000	250	-	29,750	-	30,000

Common stock issued for debenture and warrant extensions	3,500,000	3,500	-	206,500	-	210,000

Common stock and stock warrants issued in exchange for accrued salaries	-	-	-	552,183	-	552,183

Stock-based compensation	7,000,000	7,000	-	564,775	-	571,775

Beneficial conversion feature of debenture	-	-	-	506,415	-	506,415

Net loss	-	-	-	-	(2,736,682)	(2,736,682)
Balances at March 31, 2018	420,374,332	$420,374	$744,625	$40,431,711	$(45,027,444)	$(3,430,734)

Nine Months Ended March 31, 2019

Balances at June 30, 2018	442,564,332	$442,564	$800,131	$42,030,181	$(46,844,173)	$(3,571,297)

Common stock issued for cash	-	-	73,900	-	-	73,900

Common stock issued for services	3,031,375	3,032	43,333	118,224	-	164,589

Common stock issued for debenture interest	344,055	344	-	20,997	-	21,341

Issuance of common stock issuable	513,333	513	(30,800)	30,287	-	-

Stock-based compensation	-	-	-	207,452	-	207,452

Beneficial conversion feature of debenture	-	-	-	16,870	-	16,870

Allocated value of common stock and warrants related to debenture	-	-	52,765	22,437	-	75,202

Common stock issued in liability settlement	4,516,553	4,517	39,652	7,608	-	51,777

Other				(98,645)		(98,645)

Net loss	-	-	-	-	(1,624,946)	(1,624,946)
Balances at September 30, 2018	450,969,648	$450,970	$978,981	$42,355,411	$(48,469,119)	$(4,683,757)

Common stock issued for cash	2,083,333	2,087	-	247,917	-	250,004

Common stock issued for services	12,016,667	12,020	-	469,650	-	481,670

Common stock issued for debenture interest	385,822	390	-	21,069	-	21,459

Issuance of common stock issuable	14,660,000	14,660	(460,305)	445,645	-	-

Stock-based compensation	-	-	-	327,703	-	327,703

Beneficial conversion feature of debenture	-	-	-	126,908	-	126,908

Allocated value of common stock and warrants related to debenture	-	-	57,366	76,376	-	133,742

Common stock issued in liability settlement	12,197,786	12,198	-	515,979	-	528,177

Net loss	-	-	-	-	(1,930,445)	(1,930,445)
Balances at December 31, 2018	492,313,256	$492,325	$576,042	$44,586,658	$(50,399,564)	$(4,744,539)

Common stock issued for services	5,500,000	5,499	20,347	159,513	-	185,359

Common stock issued for debenture conversions	22,814,393	22,808	-	517,226	-	540,034

Issuance of common stock issuable	14,469,071	14,470	(483,622)	469,152	-	-

Stock-based compensation	-	-	100,000	637,152	-	737,152

Allocated value of common stock and warrants related to debenture	125,000	125	-	2,376	-	2,501

Common stock issued in liability settlement	6,435,225	6,430	-	188,603	-	195,034

Net loss	-	-	-	-	(2,041,000)	(2,041,000)
Balances at March 31, 2019	541,656,945	$541,657	$212,767	$46,560,681	$(52,440,564)	$(5,125,459)

See accompanying notes to these condensed consolidated financial statements.

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,
	2019	2018
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,596,391)	$(7,584,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	95,700	100,728
Amortization of debt issuance costs, and debt discount	239,197	573,958
Stock-based compensation	1,272,307	1,374,786
Stock issued for services	1,836,882	1,725,152
Stock issued for debenture extensions	-	246,000
Beneficial conversion feature	143,778	1,275,017
Deemed interest on extinguishment of debenture	24,164	118,000
Change in fair value of derivative liability	108,087	(514,969)
Accretion of debt discount and warrant expense	309,032	1,020,772
Effects of changes in operating assets and liabilities:
Accounts receivable	(500,400)	-
Prepaid expenses and other current assets	8,754	(22,880)
Accounts payable and accrued expenses	337,757	874,503
Deferred revenue	1,000,000	-
NET CASH USED IN OPERATING ACTIVITIES	(721,133)	(813,273)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,877)
NET CASH USED IN INVESTING ACTIVITIES	-	(1,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	333,900	153,000
Proceeds from issuance of convertible debentures / promissory note	500,500	1,237,000
Proceeds from issuance of note payable	20,000	-
Principal payments on long-term debt	-	(552,650)
Principal payments on note payable	-	(58,738)

NET CASH PROVIDED BY FINANCING ACTIVITIES	854,400	778,612

NET INCREASE (DECREASE) IN CASH	133,267	(36,538)

CASH AND CASH EQUIVALENTS, beginning of period	2,025	52,611

CASH AND CASH EQUIVALENTS, end of period	$135,292	$16,073

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

Going Concern

The Company recorded losses from continuing operations in the current period presented and has a history of losses. As of March 31, 2019, the Company had a working capital deficit of $5,884,630 and net cash used in operating activities was $721,133 for the nine months ended March 31, 2019. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, obtain revenues from operations, raise additional capital, and/or obtain debt financing.

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

Pronouncements Yet To Be Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, which updates guidance on accounting for leases. The update requires that a lessee recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Similar to current guidance, the update continues to differentiate between finance leases and operating leases; however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The standards update is effective for interim and annual periods after December 15, 2018. The Company will adopt this pronouncement on July 1, 2019. Entities are required to use a modified retrospective adoption, with certain relief provisions, for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements when adopted. The Company is in the process of evaluating the impact, if any, of the adoption of this guidance on its consolidated financial statements. The Company does not have any long-term leases as of March 31, 2019.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2019	June 30, 2018
	(unaudited)

Furniture and fixtures	$3,502	$3,502
Computers and software	11,447	11,447
Machinery and equipment	956,655	956,655
	971,604	971,604
Less: accumulated depreciation	421,094	346,080

Total property and equipment, net	$550,510	$625,524

Depreciation expense for the nine months ended March 31, 2019 and 2018 was $75,014 and $74,591, respectively.

NOTE 3 – LICENSES AND PATENTS

Licenses and patents consisted of the following:

	March 31, 2019	June 30, 2018
	(unaudited)

William Marsh Rice University	$40,000	$40,000
University of Arizona	15,000	15,000
Bayer acquired patents	137,743	137,743
	192,743	192,743
Less: accumulated amortization	167,538	146,852

Total licenses and patents, net	$25,205	$45,891

Amortization expense for the nine months ended March 31, 2019 and 2018 $20,686 and $26,137, respectively.

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

As of March 31, 2019, and June 30, 2018, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. As of March 31, 2019, and June 30, 2018, the Company held no investments. The Company hired an independent resource to value its derivative liability as follows (unaudited):

	Balance at March 31, 2019	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative Liability	$5,060	$-	$-	$5,060
Note Payable	20,000	-	20,000	-
Convertible debentures	3,194,732	-	3,194,732	-

	$3,219,792	$-	$3,214,732	$5,060

Level Three Roll-forward

	Derivative Liability	Total

Balance June 30, 2018	$-	$-
Fair value of derivative liability reclassified from equity	98,645	98,645
Settlement of derivative liabilities	(201,672)	(201,672)
Change in fair value	108,087	108,087
Balance March 31, 2019	$5,060	$5,060

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – CONVERTIBLE DEBENTURES

The following table sets forth activity associated with the convertible debentures:

	March 31,	June 30,	Debenture
	2019	2018	Reference
	(unaudited)
Convertible debentures issued in September 2014	$25,050	$25,050	A
Convertible debentures issued in January 2015	-	500,000	B
Convertible debentures issued in April - June 2016	1,075,000	1,075,000	C
Convertible debenture issued in August 2016	200,000	200,000	C
Convertible debentures issued in January - March 2017	60,000	60,000	D
Convertible promissory notes issued in March 2017	222,350	222,350	G
Convertible debenture issued in June 2017	100,000	100,000	I
Convertible debenture issued in July 2017	100,000	100,000	J
Convertible debenture issued in September 2017	645,000	645,000	K
Convertible debenture issued in November 2017	247,500	247,500	K
Convertible debenture issued in November 2017	27,000	27,000	L
Convertible debenture issued in December 2017	75,000	75,000	N
Convertible debenture issued in February 2018	45,000	45,000	O
Convertible debentures issued in March 2018	65,000	65,000	P
Convertible debentures issued in April 2018	60,000	60,000	Q
Convertible debentures issued in April 2018	70,000	70,000	R
Convertible debentures issued in April 2018	20,000	20,000	S
Convertible debentures issued in June 2018	40,000	40,000	T
Convertible debentures issued in July 2018	45,000	-	U
Convertible debentures issued in August 2018	30,000	-	V
Convertible debentures issued in September 2018	25,000	-	W
Convertible debentures issued in December 2018	52,000	-	X

	3,228,900	3,576,900
Less: unamortized discount	34,168	134,255

	3,194,732	3,442,645
Less: current portion	3,060,219	3,402,421

Total convertible debentures, net of current portion	$134,513	$40,224

A) September 2014 Convertible Debenture

Between September 16, 2014 and October 28, 2014, the Company entered into Convertible Debenture Agreements to obtain a total of $500,050 in gross proceeds from five non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures have terms of five years maturing between September 16, 2019 and October 30, 2019. The Debentures bear interest at the rate of 6% per annum and are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.15 per share at any date and will receive an equal number of warrants having a strike price of $0.30 per share and a term of five years. None of the Debentures were converted into common shares during the nine months ended March 31, 2019.

Interest expense for the nine months ended March 31, 2019 and 2018 was $1,144 and $1,144, respectively

As of March 31, 2019, and June 30, 2018, $25,050 of principal was outstanding.

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

On March 22, 2019, the remainder of the outstanding balance was converted to shares of common stock. 11,147,726 shares of common stock were issued, for the outstanding balance of $165,877, plus accrued interest of $29,205.

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $348,105, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. Interest expense for the nine months ended March 31, 2019 and 2018 was $49,370 and $30,027, respectively.

As of March 31, 2019, and June 30, 2018, $0 and $500,000 of principal was outstanding, respectively.

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $609,595, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2019, and 2018, of $2,564 and $220,602, respectively.

The Company recognized a beneficial conversion expense for the nine months ended March 31, 2019, and 2018, of $0 and $1,012,042, respectively.

Interest expense for the nine months ended March 31, 2019, and 2018, of $77,633 and $87,787, respectively.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the years ended June 30, 2018 and 2017, $455,000 and $285,000 of principal was converted into 3,791,666 and 2,375,000 shares of common stock, respectively. As of March 31, 2019, and June 30, 2018, $1,275,000 of principal was outstanding. As of the date of this report, maturities totaling $825,000 of principal have been extended until July and August of 2019, and the remaining $450,000 have not been extended and are past due as of the date of this report.

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $73,250, recorded as debt discount and is amortized using the effective interest rate method over the life of the loans, two years. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2019 and 2018 of $3,125 and $52,954, respectively.

During the year ended June 30, 2018, debentures for an aggregate principal amount of $200,000 were converted into 1,666,667 shares of common stock.

Interest expense for the nine months ended March 31, 2019 and 2018 of $3,603 and $10,078, respectively.

As of March 31, 2019, and June 30, 2018, $60,000 of principal was outstanding.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2017, the Company entered into an equity purchase agreement (“Eloc”) with SBI and L2 Capital, allowing them to purchase up to $5,000,000 of the Company’s common stock. As consideration for SBI and L2 Capital, the Company agreed to pay SBI and L2 Capital commitment fees of $63,000 and $147,000, respectively. These commitment fees were issued in the form of promissory notes, which bear interest at 8% per annum and mature nine months from the date of issuance. The promissory notes are convertible into unregistered and restricted shares of Common Stock only if there is an Event of Default as defined in the notes.

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

The Company recognized accretion of debt discount expense for the nine months ended March 31, 2019 and 2018 of $0 and $43,661, respectively.

Interest expense for the nine months ended March 31, 2019 and 2018 of $0 and $116,015, respectively.

As of March 31, 2018, the Company no longer had a derivative liability related to these notes, and recognized interest expense of $418,786, and a change in derivative liability benefit of $373,004 during the nine months then ended. As of March 31, 2019, the Company had no derivative liability, and did not recognize a change in derivative liability benefit for the nine months then ended.

As of March 31, 2019, and June 30, 2018, $222,350 of principal was outstanding. During the year ended June 30, 2018, the Company paid $319,500 of principal.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $54,340, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. Interest expense was recorded for the nine months ended March 31, 2019 and 2018 of $0. Beneficial conversion expense was recorded for the nine months ended March 31, 2019 and 2018 of $0. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2019 and 2018 of $0 and $45,434, respectively. As of March 31, 2019, and June 30, 2018, $100,000 of principal was outstanding. In May 2018 the maturity date was extended to February 1, 2019.  This debenture was past due as of the date of this report.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,010 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized a fair value of the common shares issued at $100,000. The Company recorded a debenture discount of $53,876 and a beneficial conversion expense of $45,544. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2019 and 2018 of $0 and $53,875, respectively. As of March 31, 2019, and June 30, 2017, $100,000 of principal was outstanding. In May 2018 the maturity date was extended to February 1, 2019.  This debenture was past due as of the date of this report.

As part of the extension agreement, a derivative liability was created, in connection to a “make-whole” provision. The value of this derivative at September 30, 2018 was $49,798, and a change in derivative liability expense of $28,561 for the three months then ended. This derivative liability was settled for 1,591,549 shares during the second quarter of fiscal year 2019, resulting in additional interest expense of $18,002 during the nine months ended March 31, 2019.

Interest expense for the nine months ended March 31, 2019 and 2018 of $0 and $8,000, respectively.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,420 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized a fair value of the common shares issued at $165,000. The Company recorded a debenture discount of $82,720 and a beneficial conversion expense of $45,219. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2019 and 2018 of $0 and $82,720, respectively. As of March 31, 2019, and June 30, 2018, $150,000 of principal was outstanding. In May 2018 the maturity date was extended to February 1, 2019. This debenture was past due as of the date of this report.

As part of the extension agreement, a derivative liability was created, in connection to a “make-whole” provision. The value of this derivative at September 30, 2018 was $22,666, and a change in derivative liability expense of $14,483 for the three months then ended. This derivative liability was settled for 1,781,690 shares during the second quarter of 2018, resulting in additional interest expense of $53,234 during the nine months ended March 31, 2019.

Interest expense for the nine months ended March 31, 2019 and 2018 of $0 and $12,000, respectively.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $318,337 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, seven months. The Company also recorded original issue discount (“OID”) of $45,000 as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized a fair value of the common shares issued at $1,000,000. The Company recorded a debenture discount of $318,337 and a beneficial conversion expense of $131,663. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2019 and 2018 of $0 and $279,680, respectively. As of March 31, 2019, $495,000 of principal was outstanding. This debenture was past due as of the date of this report.

As part of the extension agreement, a derivative liability was created, in connection to a “make-whole” provision. The value of this derivative at September 30, 2018 was $43,998, and a change in derivative liability expense of $28,864 for the three months then ended. This derivative liability was settled for 7,432,432 shares during the second quarter of 2018, resulting in additional interest expense of $283,029 during the nine months ended March 31, 2019.

Interest expense for the nine months ended March 31, 2019 and 2018 of $0 and $36,000, respectively.

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

As of March 31, 2019, $247,500 of principal was outstanding. This debenture was past due as of the date of this report.

Interest expense for the nine months ended March 31, 2019 and 2018 of $0 and $18,000, respectively.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $8,310 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 24 months. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2019 and 2018 of $2,389 and $1,242, respectively. Interest expense for the nine months ended March 31, 2019 and 2018 of $1,644 and $834, respectively. As of March 31, 2019, and June 30, 2018, $27,000 of principal was outstanding.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $16,176 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $41,175 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2019 and 2018 of $0 and $21,530, respectively. Interest expense for the nine months ended March 31, 2019 and 2018 of $0 and $6,000, respectively. As of March 31, 2019, and June 30, 2018, $75,000 of principal was outstanding.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at September 30, 2018 was $10,380, and a change in derivative liability expense of $8,061 for the three months then ended. This derivative liability was settled for 809,160 shares during the second quarter of fiscal year 2019, resulting in additional interest expense of $21,420 during the nine months ended March 31, 2019.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $9,046 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,546 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2019 and 2018 of $6,761 and $8,988, respectively. Interest expense for the nine months ended March 31, 2019 and 2018 of $0 and $3,600. As of March 31, 2019, and June 30, 2018, $45,000 of principal was outstanding.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at September 30, 2018 was $64, and a change in derivative liability expense of $64 for the three months then ended. This derivative liability was settled for 582,955 shares during the second quarter of fiscal year 2019, resulting in additional interest expense of $25,650 during the nine months ended March 31, 2019.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $6,625 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $23,374 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2019 and 2018 of $8,677 and $3,065, respectively. Interest expense for the nine months ended March 31, 2019 and 2018 of $0 and $2,400 was recognized, respectively. As of March 31, 2019, and June 30, 2018, $30,000 of principal was outstanding.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $8,702 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $26,298 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2019 and 2018 of $12,254 and $1,005, respectively. Interest expense for the nine months ended March 31, 2019 and 2018 of $0 and $2,800, respectively. As of March 31, 2019, and June 30, 2018, $35,000 of principal was outstanding.

The debenture agreements above include a “make-whole” provision, creating a potential derivative liability. The value of this derivative at December 31, 2018 was $20,823, and a change in derivative liability expense of $18,751 for the six months then ended. This derivative liability was settled for 3,950,920 shares during the third quarter of fiscal year 2019, resulting in additional interest expense of $74,844 during the nine months ended March 31, 2019.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $6,175 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $41,175 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2019 and 2018 of $26,720 and $0, respectively. Interest expense for the nine months ended March 31, 2019 and 2018 of $0 was recognized. As of March 31, 2019, and June 30, 2018, $60,000 of principal was outstanding.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at December 31, 2018 was $2,230, and a change in derivative liability expense of $2,182 for the six months then ended. This derivative liability was settled for 2,484,305 shares during the third quarter of fiscal year 2019, resulting in additional interest expense of $97,142 during the nine months ended March 31, 2019.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $0 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,188 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 2 years. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2019 and 2018 of $11,278 and $0, respectively. Interest expense for the nine months ended March 31, 2019 and 2018 of $4,262 and $0 was recognized, respectively. As of March 31, 2019, and June 30, 2018, $70,000 of principal was outstanding.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $4,384 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $14,384 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 2 years. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2019 and 2018 of $5,230 and $0, respectively. Interest expense for the nine months ended March 31, 2019 and 2018 of $1,217 and $0 was recognized, respectively. As of March 31, 2019, and June 30, 2018, $20,000 of principal was outstanding.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $8,044 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,957 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2019 and 2018 of $28,526 and $0, respectively. Interest expense for the nine months ended March 31, 2019 and 2018 of $0 was recognized. As of March 31, 2019, and June 30, 2018, $40,000 of principal was outstanding.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at March 31, 2019 was $3,184, and a change in derivative liability expense of $3,184 for the nine months then ended.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $7,235 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $33,485 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2019 of $33,485. Interest expense for the nine months ended March 31, 2019 of $3,600 was recognized. As of March 31, 2019, $45,000 of principal was outstanding.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at March 31, 2019 was $883, and a change in derivative liability expense of $883 for the nine months then ended.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $5,160 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $22,659 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2019 of $22,659. Interest expense for the nine months ended March 31, 2019 of $2,400 was recognized. As of March 31, 2019, $30,000 of principal was outstanding.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at March 31, 2019 was $552, and a change in derivative liability expense of $552 for the nine months then ended.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $4,475 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,058 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2019 of $17,392. Interest expense for the nine months ended March 31, 2019 of $2,000 was recognized. As of March 31, 2019, $25,000 of principal was outstanding.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at March 31, 2019 was $441, and a change in derivative liability expense of $441 for the nine months then ended.

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $6,835, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the nine months ended March 31, 2019 of $1,065.

Interest expense for the nine months ended March 31, 2019 of $1,340.

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

On March 22, 2019, the remainder of the outstanding balance was converted to shares of common stock. 11,666,667 shares of common stock were issued, for the outstanding balance of $350,000.

The Company recognized accretion of debt discount expense for the nine months ended March 31, 2019 of $126,908. Interest expense for the nine months ended March 31, 2019 of $6,615 was recognized. As of March 31, 2019, $0 of principal was outstanding. This convertible promissory note is not in the table above, as the debt was entered into and paid off in the same fiscal year.

Debt Issuance Costs

The costs related to the issuance of debt are presented on the balance sheet as a direct deduction from the related debt and amortized to interest expense using the effective interest method over the maturity period of the related debt. Amortization expense for the nine months ended March 31, 2019 and 2018 was $309,032 and $41,511 respectively.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – NOTES PAYABLE

Promissory Note

In September 2018, the Company issued a promissory note secured by the Company’s CEO for $20,000 with an interest rate of 6%, maturing on March 9, 2019. The note is convertible into the Company’s common stock, at the lenders discretion, at a rate of $0.04 per share, with warrants to purchase an equal amount of stock. Interest expense for the nine months ended March 31, 2019 was $667. As of March 31, 2019, $20,000 of principal was outstanding, and is past due as of the date of this report.

NOTE 7 – EQUITY TRANSACTIONS

Common Stock

During the nine months ended March 31, 2019, the Company issued 20,548,042 shares for $822,922 in consulting services, $61,255 of which was accrued at June 30, 2018.

During the nine months ended March 31, 2019, the Company issued 729,877 shares of common stock at the fair market value of $42,796 for payment of debenture interest.

During the nine months ended March 31, 2019, the Company issued 23,149,564 shares of common stock at the fair market value of $636,698 in connection with debenture derivative liabilities, relieving $149,895 of the derivative liability, and resulting in $573,341 of additional interest expense.

Common Stock Issuable

As of March 31, 2019, the company owed a total of 10,749,548 shares of common stock. 4,872,208 shares were in relation to a new debenture borrowing of $405,000 in aggregate, valued at $80,090. 312,500 shares were in relation to the sale of shares for cash, valued at $12,500. 5,564,840 shares were in relation to amounts owed for salaries and consulting fees. These subscribed shares also included 702,250 warrants to purchase shares of common stock at $0.04 per share. The shares are included in the weighted average shares outstanding for purposes of calculation earning per share for the three and nine months ended March 31, 2019.

During the nine months ended March 31, 2019, 21,164,612 shares with a fair value of $604,383, were issued, reducing shares issuable.

Stock Warrants

A summary of activity of the Company’s stock warrants for the nine months ended March 31, 2019 is presented below (unaudited):

			Weighted
	Weighted		Average	Weighted
	Average		Remaining	Average
	Exercise Price	Number of Warrants	Contractual Term in Years	Grant Date Fair Value

Balance as of June 30, 2018	$0.11	36,781,726	2.80	$0.09
Expired	-	-		-
Granted	0.10	8,964,708		0.04
Exercised	-	-		-
Cancelled	0.12	(833,333)		0.15

Balance as of March 31, 2019	$0.10	44,913,101	2.08	$0.08

Vested and exercisable as of March 31, 2019	$0.10	44,913,101	2.08	$0.08

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Outstanding warrants at March 31, 2019 expire during the period September 2019 to December 2023 and have exercise prices ranging from $0.03 to $0.30, valued at $4,705,468. These warrants are issued for salary conversions of employees and consultants, and the origination warrants related to debentures.

NOTE 8 – STOCK-BASED COMPENSATION

The Company follows FASB Accounting Standards Codification (“ASC”) 718 “Compensation — Stock Compensation” for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In October 2009 the Board of Directors authorized the approval of a stock option plan covering 7,500,000 shares of common stock, which was increased to 10,000,000 shares in December 2009 and approved by stockholders in January 2010. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of March 31, 2019, 9,200,000 options have been granted, with terms ranging from five to ten years, and 800,000 have been cancelled leaving a balance of 8,400,000 of options outstanding. During the nine months ended March 31, 2019, the Company issued 1,500,000 shares of restricted stock out of the plan, leaving 100,000 options or grants available for grant under the plan.

In March 2012, 3,500,000 stock options, with a term of five years, were granted outside of a stock option plan. In March 2017, the term of these options was extended for an additional five years. In June 2016, and 2017, 6,000,000 and 17,000,000 stock options were granted, with a term of ten years, were granted, respectively, outside of a stock option plan. In February 2019, 5,000,000 stock options, with a term of five years, were granted outside of a stock option plan. 3,000,000 shares were cancelled, leaving a balance of 28,500,000 as of March 31, 2019 outstanding outside of a defined option plan.

In January 2013 the Board of Directors authorized the approval of a stock option plan covering 20,000,000 shares of common stock, which was increased to 60,000,000 shares in March 2013 and approved by stockholders in March 2013. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of March 31, 2019, 84,153,473 options have been granted, with terms ranging from five to ten years, 3,325,000 have been exercised and 21,211,707 have been cancelled, and 59,616,766 remain outstanding.

On February 17, 2016, the Shareholders approved the 2015 Employee Benefit and Consulting Services Compensation Plan covering 15,000,000 shares. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of March 31, 2019, 16,900,000 options have been granted with a term of five years, and 2,225,000 have been cancelled leaving a balance outstanding of 14,675,000 options.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following assumptions were used for the periods indicated:

	Nine Months Ended
	March 31,
	2019	2018
	(unaudited)
Expected volatility	122.52% - 126.99%	129.46%
Expected dividend yield	-	-
Risk-free interest rates	2.46% - 2.95%	2.62%
Expected term (in years)	5.0	5.0

The computation of expected volatility during the nine months ended March 31, 2019 and 2018 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

A summary of the activity of the Company’s stock options for the nine months ended March 31, 2019 is presented below (unaudited):

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of June 30, 2018	$0.09	85,616,914	4.00	$0.11	$-
Expired	-	-		-
Granted	0.03	28,500,000		0.03
Exercised	-	-		-
Cancelled	0.07	(2,925,148)		0.05

Balance as of March 31, 2019	$0.07	111,191,766	4.02	$0.09	$-

Vested and exercisable as of March 31, 2019	$0.07	100,459,599	3.76	$0.09	$-

Outstanding options at March 31, 2019, expire during the period May 2019 to June 2026 and have exercise prices ranging from $0.02 to $0.17.

Compensation expense associated with stock options for the nine months ended March 31, 2019 and 2018 was $1,171,581 and $655,528 respectively and was included in general and administrative expenses in the consolidated statements of operations.

At March 31, 2019, the Company had 10,732,167 shares of nonvested stock option awards. The total cost of nonvested stock option awards which the Company had not yet recognized was $245,491 at March 31, 2019. Such amounts are expected to be recognized over a period of 0.75 years.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock: To encourage retention and performance, the Company granted certain employees restricted shares of common stock with a fair value per share determined in accordance with conventional valuation techniques, including but not limited to, arm’s length transactions, net book value or multiples of comparable company earnings before interest, taxes, depreciation and amortization, as applicable. Generally, the stock vests over a 3-year period. A summary of the activity of the Company’s restricted stock awards for the nine months ended March 31, 2019, and year ended June 30, 2018 is presented below (unaudited):

Number of
	Nonvested,	Weighted
	Unissued	Average
	Restricted	Grant Date
	Share Awards	Fair Value

Nonvested, unissued restricted shares outstanding at June 30, 2017	1,500,000	0.21
Granted	5,500,000	0.06
Vested	(7,000,000)	0.09
Forfeited	-	-
Nonvested, unissued restricted shares outstanding at June 30, 2018	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested, unissued restricted shares outstanding at March 31, 2019	-	$-

Compensation expense associated with restricted stock awards for the nine months ended March 31, 2019 and 2018 was $100,000 and $343,509, respectively, and was included in general and administrative expenses in the consolidated statements of operations.

The total cost of nonvested stock awards which the Company had not yet recognized was $0 at March 31, 2019.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(unaudited)		(unaudited)

Net loss	$(2,041,000)	$(2,736,682)	$(5,596,391)	$(7,584,340)

Weighted average common shares outstanding:
Basic and diluted	521,743,994	428,394,955	497,693,368	401,191,882

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Agreement with University of Arizona

Solterra entered into an exclusive Patent License Agreement with the University of Arizona (“UA”) in July 2009. On March 3, 2017, Solterra entered into an amended license agreement with UA. Pursuant to UA License Agreement, as amended, Solterra is obligated to pay minimum annual royalties of $50,000 by June 30, 2017, $125,000 by September 15, 2017 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the consumer price index. Such minimum royalty payments shall be credited against royalties due in each respective royalty year, July 1 to June 30, following the due date. Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. The UA License Agreements and subsequent amendments have been filed on Form 8-K and are incorporated by reference herein. The Company is in the process of renegotiating the minimum royalty commitments and while oral modifications have been agreed to a final amendment has not been finalized. As of March 31, 2019, no royalties have been accrued for this obligation.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Rental expense for the operating lease for the nine months ended March 31, 2019 and 2018 was $57,142 and $115,541, respectively.

NOTE 11 — LITIGATION

The Company was served in Hays County, Texas in a complaint for breach of contract in February 2017. In April 2017, the Company settled this complaint for $129,000 payable over a four-month period. As of the filing date of this Form 10-Q, the balance in arrears is $95,000 plus interest and other charges which has been accrued at March 31, 2019. The Company repaid $237,300 in principal plus interest to L2 Capital LLC and $101,700 plus interest to SBI Investments LLC on September 30, 2017, and $149,555 plus interest to L2 Capital LLC and $64,095 plus interest to SBI Investments LLC on November 3, 2017, respectively.

CAUSE NUMBER 17-2033; Hays County, Texas

Two lenders, SBI Investments LLC, 2014-1, and L2 Capital, LLC, asked Quantum Materials’ transfer agent, Empire Stock Transfer, Inc., to set aside fifty million (50,000,000) shares of stock as collateral for four loan agreements Quantum Materials had entered into in late March 2017. This joint request occurred despite the fact that or about September 30, 2017 Quantum had repaid $339,000 (plus accrued interest of $10,170) on two of the loans. Subsequently, in November 2017, the Company also repaid $213,650 and $8,636 of accrued interest on two of the remaining loans on their due dates.

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

On March 29, 2018, at a discovery hearing, wherein QTMM asked the court to order L2 and SBI to produce evidence to support their positions, L2 and SBI requested and received a stay of litigation, postponing the trial date of April 2018, which they had previously requested, and also postponing discovery until rulings in Florida and Kansas, or until further order of the court. The court also announced that when Florida and Kansas have spoken, discovery will be expedited. A jurisdiction hearing for the Florida case on August 15, 2018 resulted in the lawsuit being dismissed and a hearing in Kansas resulted in partial dismissal. Mediation is scheduled in May 21, 2019 in Dallas, Texas.

The Company expects to be successful in the L2 and SBI litigation. The ultimate outcome is not determinable and as such, no liability has been recorded for this contingent liability at March 31, 2019.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Nine Months Ended
	March 31,
	2019	2018
	(unaudited)

Cash paid for interest	$6,904	$29,023

Cash paid for income taxes	$-	$-

The following is supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended
	March 31,
	2019	2018
	(unaudited)

Conversion of debentures, and accrued interest into shares of common stock	$699,517	$855,000

Allocated value of common stock and warrants issued with convertible debentures	$208,945	$602,544

Debenture extension paid in shares of common stock	$-	$167,354

Stock issued for amounts in accounts payable	$81,602	$-

Stock and stock warrants issued for conversion of accrued salaries	$-	$249,900

Prepaid expense paid in shares of common stock	$750,000	$1,242,232

Financing of prepaid insurance	$-	$12,738

NOTE 13 – TRANSACTIONS WITH AFFILIATED PARTIES

At March 31, 2019 and June 30, 2018, the Company had accrued salaries payable to executives in the amount of $468,825 and $568,575, respectively.

During the year ended June 30, 2017, the Company issued a convertible debenture to a family member of a former key executive for proceeds of $200,000. This transaction is described in more detail in Note 5 under the debenture reference C) April – June, August, October and November 2016 Convertible Debentures.

In February 2019, the Company granted 5,000,000 shares of common stock, vested immediately, to the CEO of the Company, Stephen Squires, valued at $100,000. At March 31, 2019, these shares were not issued, and are reported in common stock issuable in the equity section of the Balance Sheet.

NOTE 14 - SUBSEQUENT EVENTS

April – June, August, October and November 2016 Convertible Debentures — On April 5, 2019, the Company entered into extension agreements for $700,000 of this debenture series. On May 6, 2019, the Company entered into an extension agreement for an additional $125,000. In exchange for these extensions, the Company will issue 9,531,250 shares of restricted Common Stock. As of the date of this report, the shares were not issued.

September 2017 Convertible Debentures — On April 5, 2019, the Company converted $742,500 of principal, and $54,000 of accrued interest on these debentures into 17,000,000 shares of common stock (see Note 5, reference K).

Share issuances

During the period April 1, 2019 through the date of this report, the Company issued 16,160,195 for services.

During the period April 1, 2019 through the date of this report, the Company issued 17,000,000 for the conversion of debentures to common stock.

During the period April 1, 2019 through the date of this report, the Company issued 6,000,000 shares to the CEO for compensation.

During the period April 1, 2019 through the date of this report, the Company issued 125,000 shares which were issuable at March 31, 2019, in connection with the sale of common stock.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine-month periods ended March 31, 2019 and 2018 have been included.

Business Overview

We are a nanotechnology company specializing in the design, development, production and supply of nanomaterials, including quantum dots (“QDs”), tetrapod quantum dots (“TQDs”), and other nanoparticles for a range of applications in televisions, displays and other optoelectronics, photovoltaics, solid state lighting, life sciences, security ink, battery, and sensor sectors of the market. Our wholly owned operating subsidiary, Solterra Renewable Technologies, Inc. (“Solterra”), is focused on the next generation photovoltaic (solar cell) market, using quantum dot semiconductors.

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

On or about December 23, 2018, Assam Electronics Development Corporation LTD (an Indian government enterprise involved in the development of the manufacturing facility in India) paid the first investment of $1M USD into the overall project fund. Amtronics then transferred a $500K USD commitment fee to the group that has secured the $20M investment funding. In terms of direct funding, the Company received a $500,000 payment from Amtron/Amtronics in March 2019. The Indian monetary system has layers of oversight and approvals for international remittance of funds which the Company believes caused the delay of the payment from the previously reported schedule. In order to avoid similar delays in the future, Amtron/Amtronics have informed the Company that they are in the process of issuing a letter of credit for the balance of funds owing for the license fee as well as equipment purchases. The Company believes that once this letter of credit is in place it will provide more timely payments going forward. In the meantime, the Company has proceeded readying the production equipment in order to maintain project momentum.

In addition to Company’s efforts to commercialize its QD-LED remote phosphor technology for displays, the Company plans for its core focus in 2019 to be research and development for the optimization of its 3rd generation perovskite QD based solar technology in preparation of scaling up to commercial production levels in Assam, India.

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

As of March 31, 2019, we had a working capital deficit of $5,884,630, with total current assets and liabilities of $1,173,270 and $7,192,413 respectively. Included in the liabilities are $682,575 owed to our officers, directors and employees for services rendered and accrued through March 31, 2019, $3,060,219 of convertible debentures, net of unamortized discount and $34,168 of notes payable that are due within one year. $1,847,500 of these debentures are past due as of the date of this report. As a result, we have relied on financing through the issuance of common stock and convertible debentures.

As of March 31, 2019, we have cash and cash equivalent assets of $135,292. We continue to incur losses in operations. Over the past five years we have primarily relied on sales of common stock and debt instruments to support operations as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into securities of the Company. Management believes it may be necessary for the Company to rely on external financing to supplement working capital to meet the Company’s liquidity needs in the fiscal years ended 2019 and 2020; the success of securing such financing on terms acceptable to the Company, if at all, cannot be assured. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Nine Months Ended
	March 31,
	2019	2018

Operating activities	$(721,133)	$(813,273)
Investing activities	-	(1,877)
Financing activities	$854,400	$778,612

Operating Activities. Net cash used in operating activities was $721,133 for the nine months ended March 31, 2019 compared to $813,273 for the same period of 2018, a decrease in cash used of $92,140. The decrease was primarily driven by increased stock issued for services, and increased deferred revenue, although this was offset by an increase in net loss for the nine months ended March 31, 2019, and decreased payments on accounts payable.

Investing Activities. Net cash used in investing activities was primarily related to purchases of equipment. No purchases of capital equipment occurred in the nine months ended March 31, 2019 and were $1,877 for the nine months ended March 31, 2018.

Financing Activities. Net cash provided by financing activities was $854,400 for the nine months ended March 31, 2019 compared to $778,612 for the same period of 2018, an increase of $75,788. The increase is primarily due to an increase of proceeds for the sale of common stock, fewer principal payments on debentures and notes payable due to maturities, partially offset by fewer issuances of convertible debentures and notes payable during the nine months ended March 31, 2019.

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

Financing Arrangements

Over the course of meeting our capital needs, we have entered into various debentures and debt instruments, which generally have short maturity terms, typically 6 to 18 months. Many of these instruments were accompanied by shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock. The outstanding principal amount of these instruments at March 31, 2019 was $3,006,550. The terms of the instruments are set forth in the following table.

Issuance Date		Outstanding Principal Amount ($) (1)	Interest Rate	Conversion Price ($)	Maturity Term	No. of Shares Exercisable Under Related Warrant	Warrants Strike Price ($)	Warrant Exercise Period
Sep-14		25,050	6%	0.15	September 2019 - October 2019	3,333,667	0.3	Sep-19

April - June 2016 (2)		1,075,000	8%	0.01	March 2018 - July 2019	5,686,590	0.15	Aug-21
August 2016 (3)		200,000	8%	0.01	Aug-18	833,200	0.15	Aug-21
January - March 2017	(3)	60,000	8%	0.12	January - March 2019	10,831,600	0.15	January 2022 - March 2022
Jun-17	(3)	100,000	8%	0.12	Feb-19	250,000	0.12	Jun-20
Jul-17	(3)	100,000	8%	0.12	Feb-19	250,000	0.12	Jul-20
Sep-17	(3)	150,000	8%	0.12	Feb-19	375,000	0.12	Sep-20
Sep-17	(3)	495,000	8%	0.12	Jan-19	2,000,000	0.12	Sep-20
Nov-17	(3)	247,500	8%	0.12	Jan-19	-	-	-
Nov-17		27,000	8%	0.12	Nov-19	416,600	0.15	Nov-22
Dec-17	(3)	75,000	8%	0.12	Mar-19	250,000	0.12	Dec-20
Feb-18	(3)	45,000	8%	0.12	Feb-19	500,000	0.12	Dec-20
Mar-18	(3)	65,000	8%	0.12	Mar-19	500,000	0.12	Mar-21
Apr-18	(3)	60,000	8%	0.12	Mar-19	500,000	0.12	Mar-21
Apr-18		70,000	8%	0.12	Apr-21	200,000	0.12	Apr-21
Apr-18		20,000	8%	0.12	Apr-20	1,166,660	0.15	Apr-23
Jun-18		40,000	8%	0.12	Oct-19	1,000,000	0.12	Jun-21
Jul-18		45,000	8%	0.12	Oct-19	1,000,000	0.12	Jun-21
Aug-18		30,000	8%	0.12	Oct-19	1,000,000	0.12	Aug-21
Sep-18		25,000	8%	0.12	Oct-19	1,000,000	0.12	Sep-21
Dec-18		52,000	8%	0.12	Dec-20	262,458	0.15	Dec-23

(1)	This table does not include $222,350 of promissory notes held by SBI Investments LLC, 2014-1, and L2 Capital, LLC issued as consideration for an equity line of credit that did not close in the form of promissory notes, which bear interest at 8% per annum, matured on December 29, 2017 and are considered past due at the time of this report. The promissory notes are convertible into unregistered and restricted shares of shares of the Company’s common stock only if there is an Event of Default, as defined in the notes. These amounts are subject to ongoing litigation, and the Company does not intend to pay the balances or honor a conversion until the litigation has concluded. See Note 11 to the Notes to Condensed Consolidated Financial Statements.
(2)	$250,000 is past due as of the date of this report.
(3)	This debenture is past due as of the date of this report

Results of Operations

Three Months Ended March 31, 2019, Compared to Three Months Ended March 31, 2018.

Revenue

Revenue for the three months ended March 31, 2019 and 2018 was nominal. No revenue was recorded for the license and development agreement in Assam, India for the three months ended March 31, 2019, as our performance obligation has not been fulfilled as of March 31, 2019.

General and administrative expenses

During the three months ended March 31, 2019, the Company incurred $1,604,074 of general and administrative expenses compared with $1,785,451 incurred in the three-month period ended March 31, 2018, a decrease of $181,377, or 10.2%. The decrease in general and administrative expenses was primarily due to decreases in compensation, including stock-based compensation, and other professional fees, partially offset by increased legal and audit, and corporate expenses.

Included in general and administrative expenses for the three months ended March 31, 2019 and 2018 are the following:

	Three Months Ended
	March 31,
	2019	2018

Compensation	$94,800	$183,410	$(88,610)	-48.3%
Stock-based compensation	737,152	863,059	(125,907)	-14.6%
Legal and audit expenses	61,574	19,636	41,938	213.6%
Corporate expenses	170,686	136,441	34,245	25.1%
Other professional fees	507,950	550,913	(42,963)	-7.8%
Depreciation	25,001	25,081	(80)	-0.3%
Amortization	6,911	6,911	-	0.0%
Total General and Administrative Expenses	$1,604,074	$1,785,451	$(181,377)	-10.2%

Research and development expenses

During the three months ended March 31, 2019, the Company incurred $36,258 of research and development expenses, an increase of $7,435, or 25.8% from the $28,823 recorded for the three months ended March 31, 2018. The increase is primarily due to increased expenditures for lab equipment, repairs and maintenance, and chemicals and consumables in the San Marcos facility.

Beneficial conversion feature on convertible debenture

During the three months ended March 31, 2019 the Company incurred $0 of beneficial conversion expense compared to $506,415 recorded for the three months ended March 31, 2018. The decrease in beneficial conversion expenses was due to beneficial conversion feature of a certain debentures entered into during the three months ending March 31, 2018, and no new debentures being entered into during the three months ended March 31, 2019.

Interest expense, net

Interest expense recorded for the three months ended March 31, 2019 was $241,220 compared to $121,228 in the three months ended March 31, 2018, an increase of $119,992, or 99.0%. The increased interest expense recorded in the three months ending March 31, 2019 was primarily related to amounts charged to interest expense related to derivative liability settlements, of approximately $172,000, and deemed interest related to debt conversion to common stock of approximately $24,000.

Change in value of derivative liability

During the three months ended March 31, 2019 the Company recorded an expense of $2,219 related to the change in value of derivative liability. The expense is related to the change in value of the derivative related to the “make-whole” provision issued in relation to certain debenture extensions during prior quarters.

Accretion of debt discount

During the three months ended March 31, 2019 the Company recorded $157,629 of accretion of debt discount expense, a decrease of $138,136, or 46.7% from the $295,765 recorded for the three months ended March 31, 2018. The decrease in accretion of debt discount expense is primarily related to the issuance of the debt discount on convertible debentures outstanding being fully recognized.

	Three Months Ended
	March 31,		Increase/
	2019	2018	(Decrease)%
Statement of Operations Information:

Revenues	$400	$1,000	$(600)	-60.0%
General and administrative	1,604,074	1,785,451	(181,377)	-10.2%
Research and development	36,258	28,823	7,435	25.8%
Beneficial conversion expense	-	506,415	(506,415)	-100.0%
Interest expense, net	241,220	121,228	119,992	99.0%
Change in fair value of derivative liabilities	2,219	-	2,219	-%
Accretion of debt discount	157,629	295,765	(138,136)	-46.7%

Nine Months Ended March 31, 2019, Compared to Nine Months Ended March 31, 2018.

Revenue

Revenue for the nine months ended March 31, 2018 was $12,870. This revenue is from the sale of sale of samples to potential customers, for testing and evaluation of licensed product. Revenue for the nine months ended March 31, 2019 was $400. No revenue was recorded for the license and development agreement covering Assam, India for the nine months ended March 31, 2019, as our performance obligation has not been fulfilled as of March 31, 2019.

General and administrative expenses

During the nine months ended March 31, 2019, the Company incurred $4,227,599 of general and administrative expenses compared with $4,679,293 incurred in the nine-month period ended March 31, 2018, a decrease of $451,694, or 9.7%. The decrease in general and administrative expenses was primarily due to decreases in compensation expenses, including stock-based compensation, and legal and audit expenses, partially offset by other professional fees and corporate expenses.

Included in general and administrative expenses for the nine months ended March 31, 2019 and 2018 are the following:

	Nine Months Ended
	March 31,		Increase/
	2019	2018	(Decrease)%

Compensation	$372,933	$688,978	$(316,045)	-45.9%
Stock-based compensation	1,272,307	1,374,787	(102,480)	-7.5%
Legal and audit expenses	209,283	418,545	(209,262)	-50.0%
Corporate expenses	503,488	438,238	65,250	14.9%
Other professional fees	1,773,894	1,658,017	115,877	7.0%
Depreciation	75,008	74,591	417	0.6%
Amortization	20,686	26,137	(5,451)	-20.9%
Total General and Administrative Expenses	$4,227,599	$4,679,293	$(451,694)	-9.7%

Research and development expenses

During the nine months ended March 31, 2019, the Company incurred $74,794 of research and development expenses, a decrease of $85,535, or 53.3% from the $160,329 recorded for the nine months ended March 31, 2018. The decrease is primarily due to decreased expenditures for lab equipment, repairs and maintenance, and chemicals and consumables in the San Marcos facility.

Beneficial conversion feature on convertible debenture

During the nine months ended March 31, 2019 the Company incurred $143,778 of beneficial conversion expense compared to $1,275,017 recorded for the nine months ended March 31, 2018. The decrease in beneficial conversion expenses of $1,131,239, or 88.7% was due primarily to issuance of new convertible debentures, and the adoption of ASU 2017-11 during the nine months ending March 31, 2018.

Interest expense, net

Interest expense recorded for the nine months ended March 31, 2019 was $733,501 compared to $976,768 in the nine months ended March 31, 2018, a decrease of $243,267, or 24.9%. The decreased interest expense recorded in the nine months ending March 31, 2019 was primarily related to the deemed interest expense charges on debenture extinguishment, recorded in the nine months ending March 31, 2018. This was partially offset by amounts charged to interest expense related to derivative liability settlements of approximately $572,000 during the current nine-month period.

Change in value of derivative liability

During the nine months ended March 31, 2018 the Company recorded a benefit of $514,969 related to the change in value of derivative liability. The benefit is related to the change in value of the convertible debentures feature issued in March and May of 2017. During the nine months ended March 31, 2019 the Company recorded an expense of $108,087 related to the change in value of derivative liability. The expense is related to the change in value of the “make-whole” provision issued in relation to debenture extensions during the nine-month period.

Accretion of debt discount

During the nine months ended March 31, 2019 the Company recorded $309,032 of accretion of debt discount expense, a decrease of $711,740, or 69.7% from the $1,020,772 recorded for the nine months ended March 31, 2018. The decrease in accretion of debt discount expense is primarily related to the issuance of the debt discount on convertible debentures outstanding being fully recognized.

	Nine Months Ended
	March 31,		Increase/
	2019	2018	(Decrease)%
Statement of Operations Information:

Revenues	$400	$12,870	$(12,470)	-96.9%
General and administrative	4,227,599	4,679,293	(451,694)	-9.7%
Research and development	74,794	160,329	(85,535)	-53.3%
Beneficial conversion expense	143,778	1,275,017	(1,131,239)	-88.7%
Interest expense, net	733,501	976,768	(243,267)	-24.9%
Change in value of derivative liability	108,087	(514,969)	623,056	-121.0%
Accretion of debt discount	309,032	1,020,772	(711,740)	-69.7%

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, because of material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

During the last fiscal quarter, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as set forth above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2019 to March 31, 2019, we had the following sales and issuances of unregistered equity securities:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchases	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, Security, Terms of Exercise or Conversion	Security Holder

January 2019	Common Stock	2,000,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Blue Heron Capital
January 2019	Common Stock	3,500,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Sound Capital, Inc.
February 2019	Common Stock	3,164,894	Shares issued for debenture; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Lucas Hoppel
February 2019	Common Stock	1,116,279	Shares issued for debenture; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Lucas Hoppel
March 2019	Common Stock	3,786,026	Shares issued for debenture; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Lucas Hoppel
March 2019	Common Stock	8,477,792	Shares issued for debentures; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Lucas Hoppel
March 2019	Common Stock	4,484,305	Shares issued for debenture; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Lucas Hoppel
March 2019	Common Stock	11,666,667	Shares issued for debenture conversion; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Amtronics, LLC
March 2019	Common Stock	5,573,863	Shares issued for debenture conversion; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Carson Diversified Investments
March 2019	Common Stock	5,573,863	Shares issued for debenture conversion; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Carson Haysco Holdings, LP

These transactions were conducted in reliance on the exemptions from the registration requirements of the Securities Act of 1933, as amended, based on the private sale of the securities and the Company’s relationships with the security holders.

Item 3. Defaults Upon Senior Securities

We issued $1,275,000 of convertible debentures between April 2016 and August 2016. The maturities range from March 29, 2018 to July 31, 2019, and $450,000 in principal amount of these debentures is past due at the date of this report. We are currently in discussions with certain holders regarding these matters, although we have not obtained a written waiver or entered an amendment revising these terms. We are planning on settling the debt we cannot extend.

We issued $60,000 of convertible debentures between January 2017. The maturity of this debenture is January 17, 2019 and $60,000 in principal amount of these debentures is past due at the date of this report. We plan to enter arrangements with holders to settle this debt.

We issued a $100,000 convertible debenture in June 2017. The maturity of this debenture is February 1, 2019 and is past due at the date of this report. We are currently in discussions with this debtor regarding these matters, although we have not obtained a written waiver or entered an amendment revising these terms.

We issued a $100,000 convertible debenture in July 2017. The maturity of this debenture is February 1, 2019 and is past due at the date of this report. We are currently in discussions with this debtor regarding these matters, although we have not obtained a written waiver or entered an amendment revising these terms.

We issued a $150,000 convertible debenture in September 2017. The maturity of this debenture is February 1, 2019 and is past due at the date of this report. We are currently in discussions with this debtor regarding these matters, although we have not obtained a written waiver or entered an amendment revising these terms.

We issued a $450,000 convertible debenture in September 2017. The debenture had an original issue discount of 10%, or $45,000, having a total carrying value of $495,000. The maturity of this debenture is January 26, 2019 and is past due at the date of this report. We are currently in discussions with this debtor regarding these matters, although we have not obtained a written waiver or entered an amendment revising these terms.

We issued a $225,000 convertible debenture in November 2017. The debenture had an original issue discount of 10%, or $22,500, having a total carrying value of $247,500. The maturity of this debenture is January 26, 2019 and is past due at the date of this report. We are currently in discussions with this debtor regarding these matters, although we have not obtained a written waiver or entered an amendment revising these terms.

We issued a $75,000 convertible debenture in December 2017. The maturity of this debenture is March 30, 2019 and is past due at the date of this report. We are currently in discussions with this debtor regarding these matters, although we have not obtained a written waiver or entered an amendment revising these terms.

We issued a $45,000 convertible debenture in February 2018. The maturity of this debenture is February 8, 2019 and is past due at the date of this report. We are currently in discussions with this debtor regarding these matters, although we have not obtained a written waiver or entered an amendment revising these terms.

We issued a $30,000 convertible debenture in March 2018. The maturity of this debenture is March 6, 2019 and is past due at the date of this report. We are currently in discussions with this debtor regarding these matters, although we have not obtained a written waiver or entered an amendment revising these terms.

We issued a $35,000 convertible debenture in March 2018. The maturity of this debenture is March 23, 2019 and is past due at the date of this report. We are currently in discussions with this debtor regarding these matters, although we have not obtained a written waiver or entered an amendment revising these terms.

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

QUANTUM MATERIALS CORP.

Date: May 17, 2019	/s/ Stephen Squires
Stephen Squires
Principal Executive Officer

Date: May 17, 2019	/s/ Robert A. Phillips
Robert A. Phillips
Principal Financial Officer

