Form 10-K
period 2019-06-30
QUANTUM MATERIALS CORP.
filed 2021-03-23
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Indicate by check mark whether the Registrant has submitted electronically every Interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of December 31, 2018, of the 492,346,589 outstanding shares of common stock, the number of shares held by non-affiliates was approximately 464,643,288 shares with an aggregate market value of approximately $13,939,300 based upon the closing price of $0.03 of our common stock as of the close of business on December 28, 2018.

As of March 19, 2021, the issuer had 699,339,396 shares of common stock, $0.001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

QUANTUM MATERIALS CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2019

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

Forward-looking statements reflect only our current expectations. We may not update these forward-looking statements, even though our situation may change in the future. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements due to a number of uncertainties, many of which are unforeseen, including, without limitation:

●	we are a development stage company with no history of profitable operations;

●	we may need additional capital to finance our business;

●	our products may not gain market acceptance;

●	the technology we are developing to implement our blockchain-based QDX Ledger relies on software and programming that is complex, and if it contains undetected errors, it could be adversely affected and may not function effectively or correctly;

●	there are uncertainties related to the regulatory regimes governing blockchain technologies, cryptocurrencies, digital assets and the QDX Ledger, and new regulations, interpretations or policies may materially adversely affect the QDX Ledger, including its development and our ability to provide and sell related products or services;

●	we may not be able to establish distribution relationships and channels and strategic alliances for market penetration and revenue growth;

●	competition within our industry; and

●	the availability of additional capital on terms acceptable to us.

The foregoing list of factors is not exhaustive and new factors may emerge or changes to these factors may occur that would impact our business and cause actual results to differ materially from those expressed in any of our forward-looking statements. Additional information regarding these and other factors may be contained in our filings with the Securities and Exchange Commission, including on Forms 10-Q and 8-K. All forward-looking statements involve risks, assumptions and uncertainties. The occurrence of the events described, and the achievement of the expected results, depends on many events, some or all of which are not predictable or within our control. If one or more events related to these or other risks or uncertainties materialize, or if management’s underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all. Accordingly, you should not place undue reliance on these forward-looking statements.

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

In October 2008, Solterra also entered into a license agreement with the University of Arizona, which was later amended, (the “UA License”) pursuant to which Solterra has been granted exclusive rights to use the University of Arizona’s patented screen-printing techniques in the production and sale of organic light emitting diodes (“OLEDs”) incorporating QDs in printed electronic displays and other printed electronic components. This technology was developed at University of Arizona by Dr. Ghassan Jabbour, a member of the Company’s Board of Directors. In 2020, the Company determined that the U of A patented technology was not optimal for its printed solar cell product and developed its own solution.

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

In 2019 the Company developed the QDX Ledger, which is based on technology acquired the blockchain-based technology assets of Capstan Platform, Inc. to provide an immutable, scalable and shared data store for consistent tracking and visibility among participants in a product supply chain. The identity and access credentials of participants, be they individuals, corporations or machines is also secured on the platform, providing mechanisms to control and restrict the supply of products as might be required by regulatory mandates and socially conscious business practices.

QDX Quantum Dots can be incorporated into almost any physical product so that its authenticity can be verified and tracked from point of manufacture through to sale to an end customer. Unlike existing approaches to establishing product identity, including QR code stickers and RFID tags, we believe that QDX Quantum Dots are more tamper proof, resistant to environmental extremes and low cost. We believe that they may be incorporated into products as diverse as auto parts, consumer electronics, apparel and luxury fashion accessories, industrial IoT devices, bank notes and even liquids, such as gasoline and lubricants.

In early 2020 and in the advent of the Covid 19 pandemic, the company recognized a need for a secure method for the validation and reporting of the Covid 19 testing process. The Company leveraged its existing QDX Ledger platform technology to launch the QDX HealthID later rebranded the QMC HealthID and is operated as a wholly owned subsidiary of Quantum Materials Corp.

Business Opportunities

The following outlines the business opportunities that the Company has pursued over the last few years:

●	Expanded range of quantum dot base materials to include carbon quantum dots, water soluble quantum dots, food grade quantum dots and IR emitting quantum dots.

●	Initiated collaborations with a number of LED and Micro LED companies, and have MTA’s in place to provide samples to collaborate in commercially viable solutions;

●	Developed stabilized cadmium free QDs and encapsulation process for remote phosphor LED applications and surpassed 8,000 hours continuous on time without measurable degradation;

●	Reduced QD process cost by more than 45% and doubled annual production throughput capacity using existing process equipment and expanded capability to include Pervoskite quantum dots;

●	Significantly improved emission color purity by narrowing the color wavelength, tuning the emission wavelength and increasing the quantum yield (brightness) of our cadmium-free QD optical materials focused on display applications. These improvements have resulted in Rec. 2020 coverage in excess of 90%;

●	Developed blue cadmium-free high-performance QDs;

●	Develop the first 100% quantum yield cadmium-free red QDs;

●	Obtained an intellectual property portfolio of 50+ patents and applications granted, filed, or in preparation, including issued patents acquired from third parties, including those covering high volume production of QDs, including cadmium-free quantum dots, quantum dot enhancement technologies and quantum dot solar cell technologies;

●	Expanded the number of display optical film companies that we are now in collaboration with and increased sample deliveries;

●	Continued product development with leading global optical film manufacturers;

●	Established a nanomaterials laboratory facility for research, development and production in Texas.

The Company can provide no assurances that its efforts to date will result in the grant of patents for proprietary processes or result in future sales and/or profitable operations.

A uniquely performing variant of QDs are TQDs, which have a molecular configuration consisting of a center portion and four arms extending from the center that are equally spaced in three dimensions. TQDs have material advantages over standard spherical QDs where both absorption of photons and charge transport are enhanced by the legs of the tetrapod which effectively serve as trillions of antennae for light. Their unique architecture and shape also promotes more uniform distances between the dots, which helps to eliminate the problem of aggregation. TQDs are more costly and difficult to produce in quantity using known methods, with the exception of our patented flow technology.

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

Major Market Segments

Life Sciences. The life sciences industry was one of the early areas of adoption of QD technology, especially for QDs used in fluorescent markers in diagnostic applications. This includes both the in vitro use of QDs for marking (illuminating) particular cell types or metabolic processes for understanding diseases, and in vivo imaging made possible by QD fluorescence in near infrared that can be detected in deep tissues. The fluorescent qualities of QDs provide an attractive alternative to traditional organic dyes in bio-imaging. It is estimated that QDs are 20 times brighter and 100 times more stable than standard fluorescent indicators. QD technology is also being used in place of colloidal gold nanoparticles in lateral flow test kits such as those used in the rapid Covid 19 antigen test. QDs have been reported in literature to exponential improve the sensitivity of these test enabling earlier detection.

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

Solar Energy. QDs are capable of producing energy from a broad spectrum of solar and radiant energy, including the ultraviolet and infrared frequencies conventional silicon solar cells generally do not convert to electricity. QD solar cells have theoretical conversion potentials of approximately twice that of conventional solar cells, and applications are being developed to “print” highly efficient photovoltaic solar cells in mass quantities at low cost. Management believes that QD solar cells and panels will be the next evolutionary development in the field of solar energy. Management also believes that increased conversion efficiencies will be realized with the use of TQDs resulting from their unique shape and that our low-cost proprietary continuous production process and printing technology will permit Solterra to offer solar electricity solutions that can compete on a non-subsidized basis with the price of retail electricity in key markets around the world. We believe that global energy consumption trends that include the need for distributed energy generation (non-grid and especially in developing markets) and the desire for non-fossil fuel generated energy even at increased costs will drive market demand for solar. Management believes this will be especially true if existing generation by nuclear and coal is decommissioned due to age-related, safety, or environmental concerns or global governmental policy.

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

We anticipate that the biggest growth sectors for QDs will be in Life Science, anti-counterfeiting, and photovoltaics. Other current and potential applications for QD include nano-bio, commercial glass, batteries, sensors, lasers, and paints. QDs remain an expensive product. Although the high cost has slowed market growth, we believe the recent growth of mass manufacturing is quickly easing the cost constraints.

Current Position

Since January 2017, we have continued to fine-tune our operations. These efforts have enabled us to achieve the highest optical performance for cadmium free quantum dots in the company’s history. In addition, we have expanded the color range to now include the blue spectrum in addition to red and green spectrum. While achieving extraordinary performance is important, management believes that being able to produce these materials repeatedly and at a low price point is the formula for success, and we have made these performance improvements while also doubling throughput and further reducing production. We are now developing the infrastructure to support volume production.

Widespread, rapid adoption of quantum dots by various industries but specifically by the Life Science market may cause supply pressure that will need to be met with significant increases in available production capability. We are now in the process of building addition production capability in order to be better positioned to react to such demand. This production is anticipated to come online in the fourth quarter of 2021. We believe our low-cost high-volume manufacturing process is ideally positioned to meet these requirements. This is anticipated to be a key advantage to the Company to meet market demand and drive increased revenue.

The advantages and benefits of our automated production process and equipment are:

●	large scale and narrow nano bandwidth precision production with a compact footprint;

●	less manpower and rapid production time utilizing advanced technologies allowing for cost savings;

●	economies of scale leading to lower costs;

●	high production yield with mimimal post-processing;

●	Rapid R&D and improved quality control for higher uniformity; and

●	assurance of backup reactor systems for continuous supply.

Sales and Marketing Overview

During the past year, we have made significant progress in the development of QDs for use in anti-counterfeiting and Life Science applications. We are engaged with a leading nicotine delivery company developing a proof of concept for a unique authentication technology based on our food grade QDs. This is a funded POC that is scheduled to be complete by the third quarter of 2021. The company has also been developing Quantum Dot enabled lateral flow test kits using our proprietary Quantum Dot technologies. The initial focus is to use our technologies to enhance the sensitivity of the Covid 19 antigen test and to produce antibody test kit technologies that provide quantitative results. We have also developed a proof-of-concept Quantum Dot enabled Covid 19 test cassette with a photonic reader device that communicates directly with our QMC HealthID app in order to deliver an at home testing solution that will provide the highest possible test result and test reporting integrity without the presence of a third-party care giver. The technologies that we are developing for lateral flow test kits will also be applicable to a wide range of lateral flow test kits beyond Covid 19 and we are already exploring those opportunities.

Prior to the covid pandemic the Company entered into an agreement with QMVT in which QMVT would have access to technologies developed by the company that were mutually agreed to be ready for market and in which QMVT would develop that market and distribute the product. The initial focus was to be on a grow film for in door farming. With the advent of the pandemic the company shifted its primary focus to provide solution that would help address a number of challenges related to covid testing management and enhanced covid test kit technologies. The company and QMVT have agreed to dissolve the QMVT relationship and are currently in the process of negotiating the terms to do so.

Our discussions with Life Science companies provide strong evidence that the market opportunity is substantial and that our business plan is aligned with the customers’ product specification needs. While we are pursuing applications in several other markets as well, we believe that the Life Sciences and anti-counterfeiting represents the most substantial and most immediate opportunities. We further believe that our advantages in delivery of large volumes of high quality, narrow spectra, high performance QDs and other nanomaterials via our patented continuous production process makes us an attractive supplier. While we continue to pursue direct sales opportunities, we are also pursuing license agreements with strategic partners that can accelerate adoption in key verticals.

We believe that our recent move into the anti-counterfeiting market utilizing the QDX Quantum Ledger Blockchain Anti-counterfeiting platform is among the first in the quantum dot industry. Piracy and counterfeiting cost businesses more than $200 billion annually and account for the loss of more than 750,000 jobs in the US alone. Counterfeit drugs cost the global pharmaceutical industry approximately $18 billion in lost profits annually and according to Interpol, result in as many as one million deaths annually. QDs and other custom nanoparticles added to ink can be used to create unclonable unique “quantum fingerprints” for every package using current printing technology, and these “fingerprints” can be quickly verified utilizing a tokenized blockchain distributed ledger technology with a handheld device or optical in-line screening in manufacturing track and trace systems. Our plan is to be the industry innovative leader in this market space.

Although the development and launch of our QMC HealthID was part of our intended business trajectory, we were encouraged by the founder of the World Nano-foundation very early in the Covid pandemic to contribute our blockchain know how to provide a solution for a secure means to authenticate the entire testing process. We have now developed a complete solution that continues to evolve to meet specific customer workflows and now has an eco-system of test kit suppliers. While we remain very excited about the prospects for this product and see a number of uses beyond Covid we also recognize the need to rapidly gain broad adoption as the field of apps continues to grow and we believe this will lead to consolidation. We believe licensing this technology to a large Tech or Life Science company that has the reach and resources to achieve broad and rapid adoption is a desirable outcome and would enable Quantum Materials Corp. to re-invest into our core technologies and further expand our I.P. portfolio into the Life Science area.

Operational Overview

Our operations are located in San Marcos, Texas at the Star Park Technology Center, an extension of Texas State University (“TSU”). This location provides us with space for future expansion and with convenient access to TSU faculty and specialized laboratory facilities and equipment that can support joint research and development efforts with Texas State University. Located 30 miles south of Austin, Texas, the San Marcos facility is also in close proximity to a number of leading companies in the electronics, lighting, solar, and life sciences markets. The company is also exploring the possibility of relocating to a standalone facility that will better facilitate our ability to expand our Quantum Dot production, produce micro reactors and expand our R&D staff activities.

We are in the process of building 4 additional reactors in order to increase Quantum Dot production volumes and expand the range of Quantum Dot types we can produce at any one time.

We expect to commence generating revenues from licensing agreements, joint ventures and/or the production of materials at the San Marcos facility in the fourth quarter of fiscal year 2021. In the event we secure a license agreement we anticipate an upfront licensing payment to the company with ongoing royalty payments. Revenues from materials manufactured by the company are expected to be modest at first and will be dependent upon our ability to generate purchase orders from development partners.

Our ongoing research and development functions are considered key to maintaining and enhancing our competitive position in the growing nanomaterials and QD market. Nanomaterials and QD technology continue to evolve, with new discoveries and refinements being made on an ongoing basis. We intend to be at the forefront of technological development and will focus a significant part of our efforts on this, as it has done historically. Continuing R&D activities at the San Marcos facility and our collaboration with Universities, and the numerous other research centers and departments with which we have relationships will be important aspects of the Company’s strategy. We are planning to increase our R&D efforts focused on Quantum Dot solar cell optimization and commercialization. Our license in India has indicated that the flooding and then the Covid 19 pandemic resulted in extraordinary delays in constructing the facilities in India. It was our intent to direct revenues from that project to accelerate our solar cell development. We are now better positioned to increase our investment in those technologies without relying solely on funds coming from India.

Our key assets include patents, proprietary high-volume process equipment technology, licenses and other intellectual property rights, our knowhow and the expertise, capabilities, and relationships brought to us by the Company by its management team. We are implementing a comprehensive patent strategy will put additional focus on building out our intellectual property portfolio and licensing rights.

The company has developed its own unique process for producing Quantum Dot solar cells and has determine that it will not be using the University of Arizona developed process. We believe our approach is less costly and helps us reduce any royalty stacking on our end product.

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

Employees

We have traditionally operated with limited resources and infrastructure. As of the date of this Form 10-K, we have 31 employees, 8 contractors, and 27 full time employees and the management team.

Competition

The commercial nanomaterials industry and more specifically, the quantum dot industry, is relatively young and undeveloped, with a number of small competitors attempting to establish themselves in different segments by employing one or more competitive strategies. We believe that competition among these companies is based on the following factors:

●	Product quality and performance characteristics: Manufacturers who will incorporate QDs in specific applications will carefully consider the quality, characteristics and physical properties of the QDs for efficacy in their targeted applications. This includes but is not necessarily limited to the following factors: the consistency of dots from batch to batch; resistance to degradation of performance characteristics by heat, oxygen, moisture, and luminous flux; brightness of emissions; purity of emissions; effective life spans; volume of dots necessary to produce the intended result; special characteristics such as dual emission capabilities; whether or not the QDs contain cadmium or other heavy metals or other hazardous compounds; the time needed to expand capacity; and the location of capacity relative to the manufacturer or ability to locate capacity nearby.

●	Volume: Before a manufacturer makes the commitment and dedicates capital and marketing resources to incorporate QDs in its end product, it must be confident that the volume of QDs it can obtain from a supplier will be sufficient to meet production needs in the short term and long term, including substantial growth following a successful new product launch. The strategies employed by a quantum dot company to scale production rapidly are critical to its attracting commercial users for its product, regardless of the quality of its QDs.

●	Price: The price at which QDs can be delivered for incorporation into a new product will dictate the rate at which new applications can be developed and supported. High prices have historically restricted the market for QDs to only the highest value uses such as in the life sciences, while the potential for lower prices of supply appears to be opening many new markets.

●	Continuing R&D and Product Improvements: Research and industry relationships are important to ensure a quantum dot company stays on the leading edge of technological development and commercialization. R&D is supported by collaboration with academic institutions or industrial companies. The Company spent $92,991 and $188,274 on research and development in fiscal years 2019 and 2018 respectively, a decrease of $95,283. None of these costs were borne by customers.

We believe we are well positioned in all four areas described above. We believe our wide range of QDs, including food grade, IR emitting and cadmium free QDs, meet or exceed our competitors’ offerings, and our patented continuous manufacturing process allows us to produce large volumes of precise nano wavelength QDs at competitive price points while also giving us the ability to quickly scale up capacity and locate it anywhere in the world it is needed. Lastly, our continuing relationships with universities private and public labs and our approach to joint development ventures should enable us to achieve and maintain a leading position in R&D and commercialization of new products.

The Company is subject to other competitive risks of early stage and commercial businesses generally, and of advanced technology businesses in particular, including competing in an environment where other companies may be better financed or have more experience than the Company.

Licenses and Intellectual Property

In 2010, we entered into an agreement with a third-party provider of industrial process equipment to develop proprietary equipment for continuous production of QDs under which we retained all ownership and rights to the design and any related intellectual property. We have made significant improvements to those designs and have now designed our own from proprietary micro-reactors with an increased range of capability, automation, scalability, and modularization. We believe the design of this new process equipment will position us to quickly and efficiently scale up mass production of a wider range of QDs for commercial sale. While we plan to work extensively with its current provider of equipment, we own all rights to the designs and intellectual property resulting from the development projects and could contract with one or more other competent suppliers of equipment or build the equipment in-house, if necessary.

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

Agreement with University of Arizona

Solterra entered into an exclusive Patent License Agreement with the University of Arizona (“UA”) in July 2009. On November 22, 2017, Solterra memorialized prior oral agreements and entered into an amended license agreement with UA. The company has since determined that it will not use the subject I.P. and will be using a process technology developed entirely inhouse.

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

We currently have a substantial amount of outstanding indebtedness. As of the date covered by this report, June 30, 2019 and 2018, we had a working capital deficit of $7,141,117 and $6,099,077, respectively, with total current assets and liabilities of $20,069 and $7,161,186 respectively for fiscal year 2019. Included in the liabilities are $757,569 owed to our officers, directors and employees for services rendered and accrued through June 30, 2019, $2,605,042, of convertible debentures, net of unamortized discount, and $25,130, of notes payable that are due within one year. In addition to disputed amounts already in litigation, an aggregate principal amount of $2,287,350 of our outstanding convertible debentures is past due as of the date of this report. There can be no assurance that the holders of these debentures will not declare an event of default and demand immediate payment of the amounts owed.

We have relied on financing through the issuance of common stock and convertible debentures. As of June 30, 2020, we have cash and cash equivalent assets of $248,905. If we are unable to generate sufficient cash flow in the future to service our debt, we may be required to refinance all or a portion of our existing debt or to obtain additional financing. There can be no assurance that any refinancings will be possible or that any additional financing could be obtained on terms acceptable to us. The inability to obtain additional financing could have a material adverse effect on our financial position, liquidity and results of operations. Our substantial indebtedness subjects us to various risks, including:

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the consolidated financial statements included in this report, we have recorded losses from continuing operations in the current period presented and have a history of losses. Our ability of to continue as a going concern is dependent upon our ability to reverse negative operating trends, obtain revenues from operations, raise additional capital, and/or obtain debt financing. There can be no assurance that we will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern, if at all.

We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.

We continue to be a development stage company and face risks associated with introducing new products based on new technologies. We continue to incur losses in operations. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards growing our business and as we continue to invest in commercializing our product offerings, expanding our marketing channels and operations, hiring additional employees, and developing new solutions. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Further, we expect these efforts to be negatively impacted by the current Covid 19 pandemic and the resulting economic uncertainty. To date, we have financed our operations principally from the sale of our equity and the incurrence of indebtedness. Our cash flow from operations was negative for the years ended June 30, 2020 and 2019. We may not generate positive cash flow from operations or profitability in any given period, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects.

We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, and continue to develop and expand our solutions. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business. If our growth rate were to decline significantly or become negative, it could adversely affect our business, financial condition and results of operations. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which could be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations, and financial condition would be adversely affected. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

The recent Covid 19 pandemic has had, and similar health epidemics could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our customers and strategic alliances operate.

Our business and operations have been adversely affected by the recent Covid 19 pandemic, which has impacted the markets and communities in which we and our customers and other business partners operate. Since December 2019, when Covid 19 was first reported, the virus has spread to countries worldwide, including the United States.

The ongoing Covid 19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. As certain of our potential customers and strategic relationships experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the spread of Covid 19, they have and may continue to decrease their spending on new technologies and delay or cancel assessment and implementation of new technology solutions, such as our offerings.

The Covid 19 pandemic has been declared a national emergency. In response to the Covid 19 pandemic, many state, local, and foreign governments have put in place, and continue to enforce in whole or in part, and may at any time choose to fully reinstate, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur or reoccur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our customers and strategic alliances.

Many of our employees and consultants continue to work remotely. We may take further actions that alter our operations as may be required by U.S. federal, state, or local, and foreign, authorities, or which we determine are in the best interests of our business, our employees and the communities we serve. There is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees and consultants may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential customers and other business relationships, longer time periods to complete sales and implementation of our products, longer time to respond to inquiries, extended timelines for a variety of business matters and a corresponding reduction in growth, or other decreases in productivity that could seriously harm our business. In addition, working remotely could increase our cybersecurity risk and make us more susceptible to communication disruptions, which could adversely impact our business operations or delay necessary interactions with our customers and other business relationships. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of Covid 19, which may impact our product development, sales efforts and rate of growth, any of which could seriously harm our business.

In addition, while the potential impact and duration of the Covid 19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future. Moreover, to the extent the Covid 19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

The global impact of Covid 19 continues to rapidly evolve, and we will continue to monitor the situation closely. The ultimate impact of the Covid 19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While the spread of Covid 19 may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business.

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

Our future success depends upon our ability to compete in the marketplace.

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

The QDX Ledger relies on software and programming that is complex, and if it contains undetected errors, the QDX Ledger could be adversely affected.

The QDX Ledger relies on software and computer programming that is highly complex. In addition, the QDX Ledger and internal systems depend on the ability of this software to store, retrieve, process and manage immense amounts of data and digital media content. Errors or other bugs or defects within the software on which QDX Ledger depends may result in delay introductions of new features or enhancements, result in errors or compromise our ability to perform the functions for which it was developed. Any errors, bugs or defects discovered in the software on which the QDX Ledger depends could therefore result in harm to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect the QDX Ledger, subject us to adverse publicity, damage our reputation and competitive position and/or adversely affect sales of our products and have a material adverse effect on our business, prospects, liquidity and results of operations.

Misconduct and errors by our employees and third-party service providers, or by users and developers on the QDX Ledger, could harm our network and reputation.

The QDX Ledger may be exposed to many types of operational risk, including the risk of misconduct and errors by our employees, consultants, former employees and consultants, and other third-party service providers, third party validators or by users on the QDX Ledger. Participants on the QDX Ledger who we do not control could be in a position to handle large amounts of sensitive and potentially proprietary data, whose exposure could result in significant liability. It is not always possible to identify and deter misconduct or errors by employees, consultants or third-party service providers, and we cannot control third-party users on the QDX Ledger. The precautions we intend to take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses. Any of these occurrences could result in our diminished ability to operate our business and develop the QDX Ledger, potential liability to our company, inability to attract future users, reputational damage to the QDX Ledger and our company, regulatory intervention and financial harm, which could negatively impact the QDX Ledger, the growth of the QDX Ledger and have a material adverse effect on our business, prospects, liquidity and results of operations.

The QDX Ledger may face the risk that one or more of its competitors, or other third parties, may obtain patents or other protections covering technology critical to the operation of the QDX Ledger.

We believe that a number of organizations are or may be working to develop decentralized application systems for anti-counterfeiting and other novel technologies that may be competitive with our own technology. Some or all of these organizations, including organizations that may have technology similar to us, may have substantially greater technological expertise, experience with blockchain technologies and/or financial resources than our company has, and many of them may be attempting to patent technologies that may be competitive with or similar to our technology, or attempting to reverse engineer our technology, which may be possible as a substantial portion of the software underlying the QDX Ledger is open source software that is generally available to the public and described in publicly available whitepapers. We do not have access to detailed information about the technologies these organizations may be attempting to patent. The QDX Ledger may ultimately compete with these alternative networks, which could negatively impact the QDX Ledger and may prevent the further development of QDX Ledger. Further, occasionally, we may be targeted with patent infringement lawsuits.

If one or more other persons, companies or organizations obtains a valid patent covering technology critical to the QDX Ledger, we might be unwilling or unable on commercially reasonable terms to license the technology and it could become impossible for the QDX Ledger to operate, which could have a material adverse effect on our business and the QDX Ledger.

The QDX Ledger may be vulnerable to risks, both foreseen and unforeseen, arising from the new and untested nature of blockchain technology.

Blockchain technology, which is sometimes referred to as “distributed ledger technology,” is a relatively new, untested and evolving technology. Accordingly, the further development and future viability of blockchain technology is generally uncertain, and practical and ideological challenges, both known and unknown, may prevent its further development.

The slowing or stopping of the development or acceptance of blockchain networks and blockchain assets would have an adverse material effect on the successful adoption of the QDX Ledger.

The growth of the blockchain industry in general is subject to a high degree of uncertainty regarding customer adoption and long-term development. The factors affecting the further development of the blockchain industry, as well as blockchain networks, include, without limitation:

●	worldwide growth in the adoption and use of blockchain technologies;
●	government and quasi-government regulation of digital assets and their use, or restrictions on or regulation of access to and operation of blockchain networks or similar systems;
●	the maintenance and development of the open-source software protocol of blockchain networks;
●	the availability and popularity of other forms or methods of anti-counterfeiting technologies; and
●	the regulatory environment relating to blockchain.

The blockchain industry as a whole has been characterized by rapid changes and innovations and is constantly evolving. Although it has experienced significant growth in recent years, the slowing or stopping of the development, general acceptance and adoption and usage of blockchain networks may deter or delay the acceptance and adoption of the QDX Ledger.

The QDX Ledger has been developed by key technology employees of Capstan Platform, Inc. and its affiliates, and their operation and further development depend on the continued availability of those key employees.

We acquired the blockchain-based assets of Capstan Platform, Inc. in August 2019. Capstan’s Co-Founder and CTO, Jay M. Williams, has joined our leadership team as CTO, and other Capstan employees have been engaged as consultants for us to continue our blockchain development. The QDX Ledger and any related protocol used that may be developed in the future, including technology and intellectual property involved in their creation and operation, has been or will be, as applicable, developed primarily by a small number of key technology employees and consultants of our company. The loss of the services of any of those key persons could have a material adverse effect on our ability to develop, operate or maintain the QDX Ledger because the skillset required to successfully develop blockchain is rare. If we were to lose the services of any these key persons, it could be difficult or impossible to replace them, and the loss of any of them could have a material adverse effect on our operations and financial conditions.

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

We have traditionally operated with limited resources and infrastructure. As of the date of this report, we have a total of thirty-one employees, including our management team. We believe our success will depend in large part on our ability to attract and retain highly skilled administrative, technical, managerial, sales, and marketing personnel. Competition for these personnel is intense, especially in Austin, Texas. Our financial condition or volatility or lack of positive performance in our stock price or equity incentive awards may also adversely affect our ability to hire and retain key employees. As a result of one or more of these factors, we may increase our hiring or otherwise enter into arrangements in geographic areas outside the United States, which could subject us to additional geopolitical and exchange rate risk. The loss of services of any of our key personnel; the inability to retain and attract qualified personnel in the future; or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product development, manufacturing and sales.

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

If we are unable to develop successfully our distribution relationships and distribution channels, our revenues and future prospects will be materially harmed. As we seek to enter into commercial production of our products, our business plan will depend substantially on our ability to establish and expand our distribution channels by identifying, developing and maintaining relationships with product manufacturers and resellers. For example, in February 2020, we entered into a marketing consulting and distribution agreement with QMVT Vertical Markets, LLC to assist in building a marketing and sales force to operate in parallel with our research and development capabilities. We may be unable to enter into these relationships in the markets we target or on terms and conditions favorable to us, if at all. If we are unable to sell our products into new markets or to further penetrate existing markets for QDs, it could have a material adverse effect on our business, financial condition, and results of operations. In addition, if we enter into sales and marketing relationships that are not successful, our sales and distribution could suffer and it could have a material adverse effect on our business, financial condition, and results of operations.

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

International operations may also result in greater shipping costs and additional expenses to conform our products to the requirements of local laws or local product specifications. As we develop our international business, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. For example, we have experienced extraordinary delays in constructing the facilities in India due to flooding and the Covid 19 pandemic. Our failure to manage any of these risks successfully could harm our international operations, reduce or delay our international sales, result in fines and penalties and have a material adverse effect on our business, prospects, liquidity and results of operations.

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

We are, and in the future may become, subject to lawsuits, claims and regulatory proceedings in the normal course of our business, such as our ongoing litigation with SBI Investments LLC, 2014-1, and L2 Capital, LLC. Some of these legal and regulatory proceeds could be material. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. As a result, future adverse rulings, settlements, or unfavorable developments could result in charges that could have a material adverse effect on our business, results of operations or financial condition in any particular period. For additional information regarding certain of the matters in which we are involved, see Note 15 to the consolidated financial statements, entitled “Litigation.”

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

We intend to use significant deferred tax assets to offset income. The extent to which we can use deferred tax assets may be limited for various reasons, including but not limited to changes in tax rules or regulations and if projected future taxable income becomes insufficient to recognize the full benefit of our net operating loss (“NOL”) carryforwards prior to their expiration. Additionally, our ability to fully use these tax assets will also be adversely affected if we have an “ownership change” within the meaning of Section 382 of the U.S. Internal Revenue Code of 1986, as amended. An ownership change is generally defined as a greater than 50% increase in equity ownership by “5% stockholders” (as that term is defined for purposes of Section 382) in any three-year period. Future changes in our stock ownership, depending on the magnitude, including the purchase or sale of our common stock by 5% stockholders, and issuances or redemptions of common stock by us, could result in an ownership change that would trigger the imposition of limitations under Section 382. Accordingly, there can be no assurance that in the future we will not experience limitations with respect to recognizing the benefits of our NOL carryforwards and other tax attributes for which limitations could have a material adverse effect on our results of operations, cash flows or financial condition. With current financing arrangements being pursued, we expect the Section 382 limitation to be materially limited.

Risks Related to Our Common Stock

The material weakness in our internal control over financial reporting may adversely impact our company.

As discussed in Part II, Item 9A, entitled “Controls and Procedures,” in this report, we have concluded that our internal control over financial reporting was not effective. The material weaknesses identified in our internal control over financial reporting related to the lack of timely and effective review of our period-end closing process and adequate personnel and resources.

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

Over the course of meeting our capital needs, we have entered into various debentures and debt instruments, which generally have short maturity terms. Many of these instruments were accompanied by shares of our common stock and warrants to purchase shares of our common stock. We may conduct further equity offerings in the future. If common stock is issued in return for additional funds, property or services, the price per share could be lower than that paid by our current stockholders. Also, any stock we sell in the future may be valued on an arbitrary basis by us and the issuance of shares of common stock for future services, acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our existing stockholders.

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

Our common stock is not traded on an established trading market or exchange. There can be no assurance that our common stock will continue to be, or be admitted to, trade on any established trading market or exchange. Additionally, there can be no assurance that if our common stock is admitted to a trading market or exchange, we will maintain the requirements for continued listing or trading.

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

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share. Additionally, if the equity security is not registered or authorized on a national securities exchange, the equity security also would constitute a “penny stock.” As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. Disclosure is also required to be made regarding compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. In addition, monthly statements are required to be sent disclosing recent price information for the penny stocks. The ability of broker-dealers to sell our common stock and the ability of stockholders to sell our common stock in the secondary market may be limited. As a result, the market liquidity for our common stock may be severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

In June 2013, we opened a Wet Lab facility and principal executive office in San Marcos, Texas for research and development and the production of QDs and other nanomaterials. The facility where the Company is located is owned by Texas State University. In June 2015, the Company moved into a larger lab space in the same facility. As of June 30, 2017, our monthly rent for the San Marcos facility and office was $9,075. We have decreased our laboratory and office space subsequent to the original agreement at the San Marcos facility, and as of the date of this Form 10-K, our monthly rent is $5,813.

Item 3. Legal Proceedings

The Company was served in Hays County, Texas in a complaint for breach of contract in February 2017. In April 2017, the Company settled this complaint for $129,000 payable over a four-month period. As of the filing date of this Form 10-K, the balance in arrears is approximately $53,000 plus interest and other charges which has been accrued at June 30, 2019. The Company repaid $237,300 in principal plus interest to L2 Capital LLC and $101,700 plus interest to SBI Investments LLC on September 30, 2017, and $149,555 plus interest to L2 Capital LLC and $64,095 plus interest to SBI Investments LLC on November 3, 2017, respectively.

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

SBI and L2, with new counsel, and Cleveland Terrazas PLLC, brought suit against the Company on October 10, 2017 for $1.5 million on the four notes that had been repaid and were not in actual default, though SBI Investments LLC, 2014-1, and L2 Capital, LLC claimed technical defaults. The court in Hays County granted the Company’s temporary injunction and set the full case for trial. The next day, SBI Investments LLC, 2014-1, and L2 Capital, LLC dismissed their suit against the Company and refiled similar actions in Kansas and Florida on the notes claiming that one note was paid on a Monday when it was due on a Sunday, demanding late payment in stock (they refused cash), and another was paid on a Friday when it was due Saturday, claiming a pre-payment penalty. All three suits are related to the same transactions. The lenders claimed 140% interest, attorney’s fees, 20 million shares of stock, and damages.

The case has been dismissed as of the date of this report.

CAUSE NUMBER: 17CV06093; Johnson County, Kansas

The Kansas lawsuit, instituted on October 30, 2017, is based on the same nucleus of facts. The putative default is the failure to properly and timely file a Form S-1 with the SEC. Three causes of action are alleged: the first is breach of contracts regarding the Registration Rights Agreement against the Company; the second claim is for breach of contract of the first L2 promissory note against the Company; the final claim is for breach of contract regarding the second L2 promissory note against both the Company and Stephen Squires, individually. The claims against Squires individually were abandoned.  Trial was conducted October 13th, 2020.  Final arguments were submitted in writing to the court February 2021.  The court has not yet ruled.

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

The Company expects to successful in the L2 and SBI litigation. The ultimate outcome is not determinable and as such, no liability has been recorded for this contingent liability at June 30, 2019.

CAUSE NUMBER: PSC190273; Riverside California

Edward James Schloss filed a complaint against Quantum Materials Corp. and Solterra Renewable Technologies, Inc. alleging financial elder abuse, fraud, breach of written contract, breach of oral contract, constructive termination, retaliation, failure to pay wages, waiting time penalties, failure to permit inspection of employee records, unfair competition, intentional infliction of emotional distress, and failure to indemnify employee expenses. Mr. Schloss was a former officer of Quantum who later became a contractor to the company after his dismissal.  The Company acknowledges Mr. Schloss is owed some fees but expects to be successful in resolving the litigation.  The ultimate outcome is not determinable and as such, other than unpaid accrued contractor and/or prior salary fees, no contingent liability has been recorded at June 30, 2019.

CAUSE NUMBER: 19-2774; Hays County Texas

This litigation filed November 12, 2019 in Hays County (San Marcos) alleged misappropriation of trade secrets and related claims based on Quantum Material Corp’s (“QMC” or “Company”) hiring of a previous employee of the Plaintiff (Practice Interactive, Inc. d/b/a Intiva Health “Intiva”). Intiva initiated the case by securing a no-notice temporary restraining order against the Company and the employee (“Hartigan”).

At a temporary injunction hearing in December 2019, the court granted a limited injunction against Hartigan and found that it should not enjoin the Company. The court set the bond at $50,000: Intiva never took action to post the bond; thus, the injunction never went into effect. The order also set the case for trial in July 2021. We believe that trial will most likely not go forward in July. Although the parties agreed in December that discovery can move forward without a firm trial date, Intiva has propounded no discovery or taken any other substantive action since then. Counsel for Intiva recently changed firms, a fact that we believed contributed to his client taking no action of late. He filed a change-of-firm notice with the Court recently, and we anticipate there will soon be activity in the case.

CAUSE NUMBER: 18-2393; Hays County, Texas

The current litigation with K&L Gates was pending before the Texas Supreme Court. It was awaiting a ruling to determine if the strong opinion at the 3rd Court of Appeals in Austin in favor of Quantum Materials will be reversed. The state Supreme Court on Oct 15, 2020 declined to take the interlocutory appeal. The case has now been sent back to Hays County for a jury trial.

Quantum Materials retained K&L Gates (“Gates”) on a myriad of issues. As part of that representation, a lawyer from Gates sat in on confidential board meetings and participated in the company’s most important negotiations, including but not limited to a new contract with the founder and former CEO, Steve Squires, to become CEO again. Gates billed a very substantial fee in a very short period of time. Over $300,000. Before negotiations occurred on what Squires believed to be an excessive bill, SBI Investments and L2, creditors of Quantum Materials, demanded that the transfer agent, Empire Stock Transfer, transfer huge amounts of stock as collateral for loans.

Quantum Materials sued Empire to prevent this transfer, first winning a Temporary Restraining Order, then a Temporary Injunction, and finally, after an appeal to the 3rd Court of Appeals in Austin, an appellate victory.

Before that appellate victory and before the Injunction trial, K&L Gates entered an appearance for SBI Investments and L2, even though they were still under contract with Quantum Materials as intervenors. Quantum Materials objected and raised objections to their firm, entering an appearance against them. K&L Gates forced substantial research, and briefs to be filed before withdrawing before the Temporary Injunction trial. (see TRO, TI order, appellate opinion.)

Either K&L Gates shared all information with their “new” client, to the disadvantage of their “old” client, a duty under full disclosure, or they didn’t share. Gates claimed that the contract with Quantum Materials waived all conflicts.

Following up on the actions begun by Gates on behalf of SBI Investments and L2, the suit by Gates against Quantum Materials was dismissed in Texas, and another law firm sued Quantum Materials in both Florida and Kansas. In Florida, the case was ultimately dismissed, and legal fees were ordered to be paid to Quantum Materials. Much of the Kansas case has been dismissed, but the balance is set to be tried in Kansas in October. (see the report on Kansas case.)

Ultimately, Quantum Materials sued K&L Gates for fiduciary violations and Deceptive Trade Practices and other claims (see suit), and Gates filed a counterclaim for its $300,000 in alleged fees. Gates filed an action to dismiss the case, called a “SLAPP” action, and after a hearing on the merits in Hays county, lost. Gates then appealed to the 3rd court of appeals in Austin, and after briefing and oral argument, again lost. Gates has now appealed its most recent defeat to the Texas Supreme Court.

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

As of March 12, 2021, the issuer had 693,367,942 shares of common stock outstanding held by 245 stockholders of record.

The following table sets forth the high and low bid information for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
June 30, 2019	$0.06	$0.03
March 31, 2019	$0.05	$0.02
December 31, 2018	$0.05	$0.03
September 30, 2018	$0.05	$0.03
June 30, 2018	$0.06	$0.04
March 31, 2018	$0.08	$0.05
December 31, 2017	$0.09	$0.06
September 30, 2017	$0.12	$0.08

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

Issuer Sales of Unregistered Securities

From July 1, 2018 to June 30, 2019, we had the following sales of unregistered common stock:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchases	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, Terms of Exercise or Conversion	Security Holder

June 2018	Common Stock	205,980	Shares issued for Subscription Agreements; no commissions paid	Section 4(2); and/or Rule 506	Not Applicable	Allen Columbus

July 2018	Common Stock	166,210	Shares issued in exchange for $9,973 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Carson Diversified Investments
July 2018	Common Stock	166,210	Shares issued in exchange for $9,973 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Carson Haysco Holdings, LP
July 2018	Common Stock	513,333	Shares issued for salary conversion; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Edward James Schloss
July 2018	Common Stock Warrants	1,000,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through July 9, 2021	Lucas Hoppel
August 2018	Common Stock	1,531,375	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Steven Morse
August 2018	Common Stock	11,635	Shares issued in exchange for $1,396 of interest; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Radha Jayaram
August 2018	Common Stock Warrants	1,000,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through August 27, 2021	Lucas Hoppel
August 2018	Common Stock Warrants	300,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 per share through August 7, 2020	Mathew McKnight
August 2018	Common Stock Warrants	246,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 per share through August 29, 2020	Mathew McKnight
August 2018	Common Stock Warrants	62,500	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 per share through August 7, 2020	Brian Fogarty
August 2018	Common Stock Warrants	93,750	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 per share through August 7, 2020	Allen Columbus
September 2018	Common Stock	1,500,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Steven Morse
September 2018	Common Stock	4,516,553	Shares issued for debenture; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Lucas Hoppel
September 2018	Common Stock Warrants	1,000,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.12 per share through September 27, 2021	Lucas Hoppel
December 2018	Common Stock	3,000,000	Shares issued for debenture; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Amtronics, LLC
December 2018	Common Stock Warrants	5,000,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 per share through December 26, 2021	Amtronics, LLC
December 2018	Common Stock Warrants	262,458	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.15 per share through December 5, 2023	Risk Grid Technologies, Inc.

January 2019	Common Stock	2,000,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Blue Heron Capital
January 2019	Common Stock	3,500,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Sound Capital, Inc.
February 2019	Common Stock	3,164,894	Shares issued for debenture; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Lucas Hoppel
February 2019	Common Stock	1,116,279	Shares issued for debenture; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Lucas Hoppel
March 2019	Common Stock	3,786,026	Shares issued for debenture; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Lucas Hoppel
March 2019	Common Stock	8,477,792	Shares issued for debenture conversion; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Lucas Hoppel
March 2019	Common Stock	4,484,305	Shares issued for debenture; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Lucas Hoppel
March 2019	Common Stock	11,666,667	Shares issued for debenture conversion; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Amtronics, LLC
March 2019	Common Stock	5,573,863	Shares issued for debenture conversion; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Carson Diversified Investments
March 2019	Common Stock	5,573,863	Shares issued for debenture conversion; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Carson Haysco Holdings, LP
April 2019	Common Stock	17,000,000	Shares issued for settlement of a convertible debenture	Section 4(2); and/or Rule 506	Not applicable	Lucas Hoppel
April 2019	Common Stock	350,000	Shares issued for legal services; no commissions paid	Section 4(2); and/or Rule 506	Not Applicable	David & Santos, PC
April 2019	Common Stock	4,500,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not Applicable	Sheridan Global Advisors, LLC
April 2019	Common Stock	3,000,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not Applicable	Andrew Robinson
April 2019	Common Stock	965,517	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Brett Lamensky
April 2019	Common Stock	6.000,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Stephen Squires
April 2019	Common Stock	125,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Brian Fogarty
April 2019	Common Stock	2,769,700	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clark Knopik
April 2019	Common Stock	533,705	Shares issued for legal services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Doug Berman
April 2019	Common Stock	2,166,667	Shares issued for Subscription Agreements; no commissions paid	Section 4(2); and/or Rule 506	Not Applicable	Risk Grid Technologies
April 2019	Common Stock	4,014,273	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not Applicable	Robert Phillips

Repurchase of Securities

In the year ended June 30, 2019, there were no purchases by the Company of its common stock.

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

The Company has established commercial-scale manufacturing equipment at the San Marcos facility and now through process optimizations has the capacity to produce more than four metric tons (4,000kg) per year of quantum dots and other nanomaterials for supply to its customers. The Company has continuously improved the Quantum Dot production process and have designed new reactors from the ground up. The Company is in the process is building 4 new reactors in-house using its own design and I.P. In order to preserve this I.P. the Company has determined that it will be manufacturing micro-reactors in-house for the foreseeable future.

We expect to commence generating revenues from the production of materials at the San Marcos facility. Such revenues are expected to be modest at first and will be dependent upon our ability to generate purchase orders from development partners and licensees.

Our marketing strategy is to engage in strategic arrangements with manufacturers, distributors, and others to jointly develop applications using its patented continuous production process. Such joint collaborations will involve us working closely with its industry counterparts to optimize the performance of our materials in each application or device and to use the results from product development and testing to further enhance product specifications. We continue to collaborate with a number of partners in the Life Science, consumer goods, Pharma and designer products industries. We have signed a licensing agreement to establish quantum dot production in Asia and to date, we have not entered into any formal commercial supply agreements.

We believe these collaborations will support our internal research and development activities which will continue to be a primary part our business. Our principal revenue streams are expected to come from (i) Licensing agreements for our quantum dot enabled end to end solutions. (ii) sales of quantum dots and other nanomaterials, (ii) royalties from manufacture and/or sales of products and components by third parties incorporating the Company’s products or technology, (iii) milestone payments under joint development arrangements with product developers and manufacturers, and (iv) fees where we engage in licensing/sub-licensing arrangements for our owned and/or licensed technology. (v) Fees from app deployment and usage.

Our ongoing research and development functions are considered key to maintaining and enhancing its competitive position in the growing nanomaterials and quantum dot market. Nanomaterial and quantum dot technology continues to evolve, with new discoveries and refinements being made on an ongoing basis. We intend to be at the forefront of technological development and intend to focus a significant part of our efforts on this, as we have done historically. Continuing R&D activities at the San Marcos facility and our collaboration with Texas State University, and the numerous other research centers and departments with which we have relationships will be important aspects of our strategy.

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

Revenue Recognition: The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. The five-step model is applied to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize revenue in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Title and risk of loss generally pass to our customers upon shipment. In limited circumstances where either title or risk of loss pass upon destination, we defer revenue recognition until such events occur. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are sold on a standalone basis. For the years ended June 30, 2019 and 2018 our revenue was immaterial.

Contract liabilities are presented on our consolidated balance sheet and consist of advanced payments. As of June 30, 2019, and 2018 contract liabilities were $500,000 and $0, respectively.

Financial Instruments: Financial instruments consist of cash and cash equivalents, restricted cash, payables, and convertible debentures. The carrying value of these financial instruments approximates fair value due to either their short-term nature or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Asset Impairment: In accordance with Accounting Standards Codification (ASC) 360-10-35 “Impairment or Disposal of Long-Lived Assets”, the Company evaluates the recoverability of property and equipment if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and the carrying value. There were no impairment charges in the consolidated statements of operations during the years ended June 30, 2019 and 2018.

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

As of June 30, 2019, we had a working capital deficit of $7,141,117, with total current assets and liabilities of $20,069 and $7,161,186 respectively. Included in the liabilities are $757,569 owed to our officers, directors and employees for services rendered and accrued through June 30, 2019, $2,605,042 of convertible debentures, net of unamortized discount and $25,130 of notes payable that are due within one year. As a result, we have relied on financing through the issuance of common stock and convertible debentures.

As of June 30, 2019, we have cash and cash equivalent assets of $478. We continue to incur losses in operations. Over the past five years we have primarily relied on sales of common stock and debt instruments to support operations as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into securities of the Company. Management believes it may be necessary for the Company to rely on external financing to supplement working capital to meet the Company’s liquidity needs in the fiscal years ended 2020 and 2021; the success of securing such financing on terms acceptable to the Company, if at all, cannot be assured. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Years Ended
	June 30,
	2019	2018

Operating activities	$(515,233)	$(1,090,821)
Investing activities	-	(1,877)
Financing activities	$513,686	$1,042,112

Operating Activities. Net cash used in operating activities was $515,233 for the year ended June 30, 2019 compared to $1,090,821 for the same period of 2018, a decrease in cash used of $575,591. The decrease was primarily driven by decreased in operating costs, decreased payments on accounts payable, the increase in contract liabilities, and an increase in services in exchange for stock.

Investing Activities. Net cash used in investing activities was $0 for the year ended June 30, 2019 compared to $1,877 for the year ended June 30, 2018. The decrease is related to fewer purchases of equipment in fiscal year 2019.

Financing Activities. Net cash provided by financing activities was $513,686 for the year ended June 30, 2019 compared to $1,042,112 for the same period of 2018, a decrease of $528,426. The decrease is primarily due to fewer issuances of convertible debentures, offset by an increase in sales of common stock for cash, and fewer principal payments on our long-term debt during the year ended June 30, 2019.

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes we will be able to meet our obligations and continue our operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to reflect the carrying value and classification of assets and liabilities should we be unable to continue as a going concern. As of June 30, 2019, we had not yet achieved profitable operations, had a working capital deficit of $7,141,117, and expect to incur further losses in the development of the business, all of which casts substantial doubt about our ability to continue as a going concern.

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

Financing Arrangements

As of June 30, 2019, we had the following convertible debentures outstanding.

Issuance Date	Outstanding Principal Amount ($) (1)	Interest Rate	Conversion Price ($)	Maturity Term	No. of Shares Exercisable Under Related Warrants	Warrants Strike Price ($)	Warrant Exercise Period
Sep-14	25,050	6%	0.15	September 2019 - October 2019	3,333,667	0.3	Sep-19
April - June 2016 (2) (2)	1,218,772	8%	0.01	March 2018 - July 2019	5,686,590	0.15	Aug-21
August 2016 (3) (2)	200,000	8%	0.01	Aug-18	833,200	0.15	Aug-21
January - March 2017 (3) (2)	60,000	8%	0.12	January - March 2019	10,831,600	0.15	January 2022 – March 2022
Jun-17 (2)	100,000	8%	0.12	Feb-19	250,000	0.12	Jun-20
Jul-17 (2)	100,000	8%	0.12	Feb-19	250,000	0.12	Jul-20
Sep-17 (2)	150,000	8%	0.12	Feb-19	375,000	0.12	Sep-20
Nov-17	27,000	8%	0.12	Nov-19	416,600	0.15	Nov-22
Dec-17 (2)	75,000	8%	0.12	Mar-19	250,000	0.12	Dec-20
Feb-18 (2)	45,000	8%	0.12	Feb-19	500,000	0.12	Dec-20
Mar-18 (2)	65,000	8%	0.12	Mar-19	500,000	0.12	Mar-21
Apr-18 (2)	60,000	8%	0.12	Mar-19	500,000	0.12	Mar-21
Apr-18	70,000	8%	0.12	Apr-21	200,000	0.12	Apr-21
Apr-18	20,000	8%	0.12	Apr-20	1,166,660	0.15	Apr-23
Jun-18	40,000	8%	0.12	Dec-18	1,000,000	0.12	Jun-21
Jul-18	45,000	8%	0.12	Jan-19	1,000,000	0.12	Jun-21
Aug-18	30,000	8%	0.12	Mar-19	1,000,000	0.12	Aug-21
Sep-18	25,000	8%	0.12	Apr-19	1,000,000	0.12	Sep-21
Dec-18	52,000	8%	0.12	Dec-20	262,458	0.15	Dec-23

(1)	This table does not include $222,350 of promissory notes held by SBI Investments LLC, 2014-1, and L2 Capital, LLC issued as consideration for an equity line of credit that did not close in the form of promissory notes, which bear interest at 8% per annum, matured on December 29, 2017 and are considered past due at the time of this report. The promissory notes are convertible into unregistered and restricted shares of shares of the Company’s common stock only if there is an Event of Default, as defined in the notes. These amounts are subject to ongoing litigation, and the Company does not intend to pay the balances or honor a conversion until the litigation has concluded. See Note 15 to the Notes to Condensed Consolidated Financial Statements.
(2)	These debentures are past due as of the date of this report
(3)	See Note 11 to the Notes to Condensed Consolidated Financial Statements.

Results of Operations - Year Ended June 30, 2019 Compared to Year Ended June 30, 2018

The following table sets forth our consolidated results of operations for the periods indicated:

	Years Ended
	June 30,		Increase/
	2019	2018	(Decrease)%
Statement of Operations Information:

Revenues	$400	$20,120	$(19,720)	-98.0%
General and administrative	5,840,807	6,093,075	(252,268)	-4.1%
Research and development	92,996	188,274	(95,278)	-50.6%
Beneficial conversion expense	143,778	1,303,078	(1,159,300)	-89.0%
Interest expense, net	1,262,150	1,023,989	238,161	23.3%
Change in value of derivative liability	148,719	(514,969)	663,688	128.9%
Accretion of debt discount	318,070	1,327,742	(1,009,672)	-76.0%
Loss on shares unauthorized	712,695	-	712,695	N/A
Loss on debt extinguishment	438,589	-	438,589	N/A

Revenues

During the year ended June 30, 2019 we recognized revenue of $400 compared to $20,120 for the year ended June 30, 2018, a decrease of $19,720, or 98.0%. At the Company’s stage of product development, our revenues are derived from funded product development agreements, and product testing agreements, and are not significant for fiscal years 2019 or 2018 as the Company has focused on product development.

General and Administrative Expenses

During the year ended June 30, 2019 the Company incurred $5,840,807 of general and administrative expenses, a decrease of $252,268, or 4.1%, from the $6,093,075 recorded for the year ended June 30, 2018. The decrease in general and administrative expenses breaks down as follows:

	Years Ended
	June 30,		Increase/
	2019	2018	(Decrease)%

Compensation	$508,148	$864,345	$(356,197)	-41.2%
Stock-based compensation	1,748,075	1,580,012	168,063	10.6%
Legal and audit expenses	281,109	597,004	(315,895)	-52.9%
Corporate expenses	1,108,717	539,813	568,904	105.4%
Other professional fees	2,067,152	2,379,264	(312,112)	-13.1%
Depreciation	100,009	99,589	420	0.4%
Amortization	27,597	33,048	(5,451)	-16.5%

Total General and Administrative Expenses	5,840,807	6,093,075	$(252,268)	-4.1%

The increase in corporate expenses was due primarily to various consultants that provided services throughout the year ended June 30, 2019. A portion of the increased corporate expenses was offset by having a lower headcount, and thus compensation being reduced. Stock-based compensation increased in 2019 due to some employees electing to be paid in stock or options, in lieu of cash, as well as the Company electing to extend the term of certain option grants, resulting in additional modification expense. Other legal and audit expenses, and professional fees were reduced for the fiscal year ended as less cost were incurred relating to litigation in process, along with less equity-based consulting incurred.

Research and Development Expenses

During the year ended June 30, 2019 the Company incurred $92,996 of research and development expenses (“R&D”), a decrease of $95,278, or 50.6%, from the $188,274 recorded for the year ended June 30, 2018. The primary reasons for the decrease are, in fiscal year 2019, the Company has reduced its focus on quantum dot process enhancement and focusing on product creation. Projects are being evaluated and this slows the process of R&D until product evaluation and proof of concept has been attained.

Beneficial Conversion Feature on Convertible Debenture

The beneficial conversion expense for the year ended June 30, 2019 was $143,778 compared to $1,303,078 during the year ended June 30, 2018, a decrease of $1,159,300, or 89.0%. The decrease was due primarily to issuance of new convertible debentures, and two triggering events creating down-round features in certain debentures to be recognized during the year ended March 31, 2018. Similar triggering events did not occur during the year ended June 30, 2019.

Interest Expense

Interest expense for the year ended June 30, 2019 was $1,262,150 compared to $1,023,989 during the year ended June 30, 2018, an increase of $238,161, or 23.2%. The increased interest expense recorded in the fiscal year 2019 was primarily related to default interest being charged for debentures that are past due at June 30, 2019.

Change in value of derivative liability

During the year ended June 30, 2019 the Company recorded an expense of $148,719 related to the change in value of derivative liability. The expense is related to the change in value of the derivative related to the “make-whole” provision issued in relation to certain debenture extensions during prior quarters that results in the revaluation of the liability at quarter, and year ends.

Accretion of Debt Discount

During the year ended June 30, 2019 the Company recorded $318,070 of accretion of debt discount expense, a decrease of $1,009,672, or 76.0% from the $1,327,742 recorded for the year ended June 30, 2018. The decrease in accretion of debt discount expense is primarily related to the issuance of the convertible debentures during the fiscal year, which were lower compared to the year end June 30, 2018.

Loss on shares unauthorized

During the year ended June 30, 2019 the Company recorded $712,695 of loss on shares unauthorized due to the contractual agreements for convertible debt, options and warrants for common stock, which exceeded the company’s authorized shares in the aggregate by approximately 23,756,000 shares.

Loss on debt extinguishment

During the year ended June 30, 2019 the Company recorded $438,589 of loss on debt extinguishment due to extensions of debentures of $825,000 in principal being extended, and the extensions of these maturity extensions created an effective extinguishment pursuant to the Debt Modification guidance, ASC 470-50. The Company recorded a loss on extinguishment of $438,589 in connection with these extensions.

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

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), which amends the existing revenue recognition requirements and guidance. The core principle of the new standard is to recognize revenue that reflects the consideration the Company expects to receive for goods or services when or as the promised goods or services are transferred to customers. Topic 606 requires more judgment than current guidance, as management will now be required to: (i) identify each performance obligation in contracts with customers, (ii) estimate any variable consideration included in the transaction price and (iii) allocate the transaction price to each performance obligation. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We adopted this standard effective July 1, 2018 and it did not have a material impact on our consolidated financial statements.

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

As of June 30, 2019, an evaluation was carried out under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2019, because of material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2019, of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2019 due as described below.

Management did not maintain effective procedures in the areas of review of our annual report on Form 10-K, review of third-party valuation reports and income taxes. These material weaknesses resulted from the lack of timely and effective review of the Company’s period-end closing process and adequate personnel and resources. Specifically,

●	The Company’s Form 10-K and other filings need to be reviewed thoroughly by management on a timely basis. Management’s responsibility is to oversee that the Company is capable of developing accurate and timely financial information. The Company must reinforce procedures to ensure that Form 10-K as well as other required filings are done on a timely and accurate basis.
●	The Company is small and does not have sufficient staff to maintain satisfactory separation of duties.
●	Management reviewed all information available to them from the outside consultant’s valuation reports, which included all external models, however, all inputs of the consultants’ model were not available to management and were not verified by the management. A more thorough review which includes all inputs of the models used by the consultants will ensure no additional journal entries need to be recorded.
●	Management identified a few non-material unauthorized payments and access to internal systems by a former officer that occurred during the past 24 months. We have taken remediation steps including establishing a weekly review and approval of all payables, separation of duties for entry of payables, separate banking account to fund payroll, utilizing a payroll manager to secure control of payroll releases with a separation of duties and now employ a chief security officer to review all system access and password management.

Remediation Plan

Management is committed to remediating each of the material weaknesses identified above. We have recruited experienced US GAAP/financial reporting professional to augment and upgrade our finance and accounting staff to address issues of accuracy, completeness, adequate segregation of duties, and timeliness in financial statement preparation and reporting. However, the Company may be unable to remediate this weakness until it has received additional funding that may be necessary to hire additional personnel. Until we have sufficient internal finance and accounting staff, we plan to work closely with external financial advisors to review and monitor our accounting procedures, perform internal audit procedures, and to prepare our consolidated financial statements and reports. In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls. Until we have sufficient internal finance and accounting staff, we plan to work closely with external financial advisors to document the existing financial processes, risk assessment, and internal controls systematically. We believe our recently hired accounting personnel, or through professional engagement of consultants, payroll manager for separation of duties from banking accounts and approvals will improve our documentation and internal control processes and procedures.

Changes in Internal Controls over Financial Reporting

Other than was described above, there were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the year ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our executive officers and directors as of March 15, 2021.

Name	Age	Position with the Company
Stephen Squires (2)	61	Chief Executive Officer, President, Director
Robert Phillips	61	Chief Financial Officer
David Doderer	51	Director
Dr. Ghassan Jabbour (1)	55	Chief Science Officer, Director
Shane Squires (2)	33	Director

(1)	Independent director.

(2)	Stephen Squires is the father of Shane Squires.

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

Robert Phillips, Chief Financial Officer: Mr. Phillips has served as CFO since January 2018. Mr. Phillips has extensive experience in accounting, finance, Security and Exchange Commission (“SEC”) financial reporting, Sarbanes Oxley compliance (“SOX”) and strategic planning in diverse industries including software, hardware manufacturing, medical technology and global communication services. Less than two years after completing his MBA at Texas A&M, he became CFO of a publicly traded company going through a difficult turnaround. A few years later he again became CFO and Chief Strategy Officer at publicly traded SecureCare Technologies, a medical technology spin-out and negotiated private equity investments. His early CFO experience has led him to positions and consulting engagements ranging from CFO of iStream Technologies, a startup business process management company specializing in regulatory compliance, to world-class Apple where he was a managing consultant of a high transaction volume stock operations team and managed accounting and related Form 10-Q and Form 10-K financial equity disclosure and technical accounting assessments as well as transitioned the departments operational site from Cupertino to Austin. He was also VP of Venture Development at a venture backed e-commerce startup incubator in Austin, Texas. He has served as Controller of Rocket Gaming Systems as well as Financial Reporting and Planning Director at Multimedia Games and at Rignet during an IPO. As financial consultant at Bridgepoint Consulting Group, he has held CFO services, Interim Controller and SEC Financial Reporting positions at Phunware, Hanger, Crossroads Systems, ActivePower, Harden Healthcare, ArthroCare, Boardbooks.com, Rainmaker Technologies and Fallbrook Technologies. Also, financial consulting and CFO services engagements at multinational companies including BMC Software, Natco Group, Respironics and FIC Group. Prior to joining Quantum Materials Corp as CFO in January 2018, he was also a founder of a blockchain startup established in 2016 related to secure transmission of medical records and transactions.

David Doderer, Director. Mr. Doderer has over 20 years of research and development experience in emerging technologies including aerospace, biotech, and nano and quantum materials. Mr. Doderer was the Vice President of R&D for the company from 2008 through 2017 and has served as a director since December 2008. From 2006 to 2008, he managed Hudler Titan LLC, a technology consulting company, specializing in advanced nanofiber filtration for gaseous streams; experimental design and predictive modeling; and a clean energy/ clean air/ clean water initiative through aggregation of retail level contributions in alternative energy-based carbon offset programs. From 2002 to 2005, he served as principal investigator for USGN, a company engaged in the business of defense, safety and security solutions, where he contributed to numerous patents/patents pending and proprietary processes. Mr. Doderer’s experience in engineering, research and development in emerging technologies, his contributions to the filings of numerous patents and proprietary processes, and commercial planning provides significant experience to, and makes him qualified to be a member of, our Board of Directors.

Dr. Ghassan Jabbour. Dr. Jabbour has served as Chief Science Officer and a director of the Company since December 2008, taking a brief 6-month sabbatical in 2016. Dr. Jabbour is a Fellow SPIE and Fellow EOS and chairs our Advisory Board. Dr. Jabbour is the Canada Research Chair Tier 1-Professor of Electrical Engineering at the University of Ottawa. From 2013 to 2016 Dr. Jabbour was the Center Director and Lead Professor of Advanced Manufacturing, Renewable Energy Center, University of Nevada Reno. Prior to that, he served as Founding Director of the Solar and Alternative Energy Science and Engineering Research Center and also AlRawabi Endowed Research Chair at KAUST (King Abdullah University of Science and Technology) in Saudi Arabia from December 2009 to January 2013. Dr. Jabbour was the Director of Flexible and Organic Electronics Development at the Flexible Display Center (FDC) during 2006-2010, and a Professor of Chemical and Materials Engineering at Arizona State University. He was also the Technical Advisory Board Leader on Optoelectronic Materials, Devices and Encapsulation at FDC. He has been selected to the Asahi Shimbun 100 New Leaders of the USA and received the Presidential Award for Excellence from the Hariri Foundation in 1997. Dr. Jabbour’s research experience encompasses flexible-roll-to-roll-electronics and displays, smart textile, moisture and oxygen barrier technology, transparent conductors, organic light emitting devices, organic and hybrid photovoltaics, organic memory storage, organic thin film transistors, combinatorial discovery of materials, nano and macro printed devices, micro and nanofabrication, biosensors, and quantum simulations of electronic materials. Dr. Jabbour attended Northern Arizona University, the Massachusetts Institute of Technology (MIT), and the University of Arizona. Prof. Jabbour has authored and co-authored over 700 publications, invited talks, and conference proceedings. He is the editor of several books and symposia proceedings involving organic photonics and electronics, and nanotechnology. Professor Jabbour is guest editor of the MRS Bulletin issue on “Organic Photovoltaics”. He is the Chair and/or Co-Chair of over 50 conferences related to photonic and electronic properties of materials and their applications in displays and lighting, hybrid photosensitive materials, and hybrid integration of semiconducting and nanotechnology. We believe Dr. Jabbour is qualified to sit on the Board of Directors due to his extensive scientific and technical experience with the Company’s technology and proposed products.

Shane Squires. Mr. Squires has served as a director of the Company since December 2016. Mr. Squires is currently a research analyst with Howard Hughes Corp. engaged in the business of managing global investments in direct real estate, real estate securities, infrastructure securities and master limited partnerships (MLPs) From 2016 through 2017 he served as a research analyst at Invesco Real Estate (a subsidiary of Invesco Ltd.), engaged in the business of managing global investments in direct real estate, real estate securities, infrastructure securities and master limited partnerships (MLPs). Prior to this, Mr. Squires held the position of Senior Economist at Realpage Inc. from 2014 until 2016. Mr. Squires has a Masters in Applied Economic Analysis and a Bachelor of Science in Economics from the University of Texas at Arlington. We believe Mr. Squires is qualified to serve as a member of our Board of Directors due to his extensive experience in business and investing.

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

Dr. Munisamy Anandan is a Managing Member of Organic Lighting Technologies LLC, Austin, Texas. He has 40 years of experience in various flat panel display technologies namely, LCD, plasma, OLED, FED and LCD backlight. He held senior level positions in various companies including Bell Communications Research, Matsushita Electric works and eMagin Corporation. Dr. Anandan is the past president of the Society for Information Display. For the past 12 years he has specialized in LED backlight, for LCDs for various applications including TV, and LED/OLED lighting. He has delivered several keynote addresses, seminars and invited talks at various international conferences around the world, on LED backlight, LED lighting and OLED lighting. He has issued patents on quantum dot and quantum rod based novel pixelated backlight for LCDs, employed in multiplicity of applications and has received several awards that include R&D 100 Award, in recognition of his work. He is a Senior Member of IEEE and SID. Dr. Anandan has recently completed writing one part of a book on ‘Quantum dots and rods and their application to LED backlight for LCD’s.

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

The Board of Directors adopted charters for an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee in September 2015, copies of which is posted on our website, https://www.quantummaterialscorp.com/corporate-gevernance. However, as each of the charters requires that the applicable committee consist of independent members of the Board of Directors and given our size and the development of our business to date, we believe that the Board of Directors can presently perform all of the duties and responsibilities that might be contemplated by the committees. The Company intends to appoint committee members as it expands the Board of Directors and appoints individuals with applicable experience and expertise.

Our Board of Directors may establish other committees from time to time.

Code of Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies directors, officers and employees, which includes our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A current copy of the code is posted on our website, https://www.quantummaterialscorp.com/corporate-gevernance.

Delinquent Section 16(a) Reports

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

Based solely on our review of the copies of such forms filed electronically with the SEC or written representations from the Reporting Persons that no Form 5 is required received by us, for the fiscal year ended June 30, 2019.

At June 30, 2019 we were delinquent in filing Form 3’s and Form 4’s. At the date of this filing, no current officer or director is delinquent in the filing of Form 3 or Form. Les Paull, a former director, was delinquent in filing a Form 3, and two Form 4’s at the time of this filing.

Item 11. Compensation of Directors and Executive Officers

The following table sets forth the overall compensation earned over the fiscal years ended June 30, 2019 and 2018 and each person who was named executive officer during the year ended June 20, 2019.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Warrants or Option Awards (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Officers
Stephen Squires (1)(4)	2019	300,000	-	400,000	85,364	-	-	-	785,364
Chief Execurive Officer, Chairman of the Board of Directors	2018	300,000	-	-	-	-	-	-	300,000

Robert Phillips (3)	2019	-	-	-	172,730	-	-	130,000	302,730
Chief Financial Officer	2018	-	-	-	-	-	-	55,000	55,000

(1)	The options and restricted stock awards presented in this table for 2019 and 2018 reflect the entire fair value of such awards in the year of grant. However, the accompanying consolidated financial statements reflect the dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to guidance issued by the FASB. Such guidance requires the company to determine the overall value of the stock awards and options as of the date of grant. The stock awards are valued based on the fair market value of such shares on the date of grant and are charged to compensation expense over the related vesting period. The options are valued at the date of grant based upon the Black-Scholes method of valuation, which is expensed over the service period over which the options become vested. As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of the guidance issued by the FASB and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Prospectus.

(2)	Included in Mr. Squires stock awards during year ended June 30, 2019 was 5,000,000 shares of stock, valued at $100,000, that was awarded, but not yet paid, and are recorded in common stock issuable in the equity section of the balance sheet.

(3)	Mr. Phillips became the CFO on January 1, 2018. He is engaged with a consulting contract with the Company. His compensation is reported as Other Compensation.

(4)	The table is on an accrual basis. Amounts accrued and unpaid at June 30, 2019 for Mr. Squires is approximately $103,000.

Outstanding Equity Awards at Fiscal Year-End- Officers

The following table provides certain information concerning any common share purchase options granted for employment compensation, stock awards, or equity incentive plan awards held by each of our named executive officers and directors employed at any point during the fiscal year covered in this Form 10-K that were outstanding, exercisable and/or vested as of June 30, 2019:

	Number of Securities Underlying Unexercised Options or Warrants (#) Exercisable		Number of Securities Underlying Unexercised Options or Warrants (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Officers/Directors
Stephen Squires	1,000,000	(1)	-	$0.05	10/19/2020	Options
Chief Execurive Officer, Chairman of the Board of Directors	5,000,000	(2)	-	0.05	1/20/2020	Options
	1,000,000	(3)	-	0.12	4/13/2026	Options
	3,500,000	(4)	-	0.05	3/2/2022	Options
	5,000,000	(5)	-	0.05	3/29/2023	Options
	2,968,750	(6)	-	0.06	2/10/2020	Options
	1,562,500	(7)	-	0.08	6/6/2020	Options
	600,000	(8)	-	0.05	10/19/2020	Options
	937,500	(9)	-	0.08	6/6/2020	Options
	-	(10)	2,000,000	0.30	4/13/2026	Options
	9,900,000	(11)	5,100,000	0.12	6/26/2022	Options
	-	(12)	10,000,000	0.12	6/26/2022	Options
	5,000,000	(13)	-	0.03	1/2/2023	Warrants
	5,000,000	(14)	-	0.02	2/22/2024	Options

Robert Phillips Chief Financial Officer	2,500,000	(15)	2,500,000	0.03	10/18/2023	Options

(1)	These grants became fully vested October 20, 2011. The expiration date of this grant was extended on February of 2019.
(2)	These grants became fully vested January 20, 2012.
(3)	These grants became fully vested April 13, 2019.
(4)	These grants became fully vested March 3, 2014.
(5)	These grants became fully vested March 29, 2013.
(6)	These grants became fully vested February 10, 2016. The expiration date of this grant was extended on February of 2019.
(7)	These grants became fully vested June 6, 2016. The expiration date of this grant was extended on February of 2019.
(8)	These grants became fully vested October 20, 2011. These options are held by Robin Squires, wife of the CEO, and deemed controlled by the CEO. The expiration date of this grant was extended on February of 2019.
(9)	These grants became fully vested June 6, 2016. These options are held by Robin Squires, wife of the CEO, and deemed controlled by the CEO. The expiration date of this grant was extended on February of 2019.
(10)	In February 2016, the Board of Directors authorized certain performance-based stock options to be earned upon the Company signing its first solitary sales contract worth in excess of $1,000,000 revenue. The option exercise price of the unexercised unearned options is the greater of (i) $0.30 and (ii) the market price when deemed earned by the Board.
(11)	On June 26, 2017, Mr. Squires was awarded 15,000,000 options. This award vests 33% on July 1, 2017, 33% on June 1, 2018, and 34% on July 1, 2019 (34%). Unvested shares are valued at $612,000 as of June 30, 2019.
(12)	On June 26, 2017, Mr. Squires was granted options to purchase 10,000,000 shares of common stock at $0.12/share. The options vest in the event that the Company’s common stock reaches a market cap of at least $100 million for at least five consecutive trading days or control of the Company is sold based upon a purchase price paid to the Company or its shareholders of at least $90 million.
(13)	On January 2, 2018, Mr. Squires was awarded 5,000,000 warrants. This award vests immediately, as it is a conversion of salary.
(14)	On February 22, 2019, Mr. Squires was granted options to purchase 5,000,000 shares of common stock at $0.02/share. The options vested immediately. The options were valued at $85,364.
(15)	On October 18, 2018, Mr. Phillips was granted options to purchase 5,000,000 shares of common stock at $0.03/share. The options vest 50% immediately, and 50% one year from the grant date. The options were valued at $172,730. Unvested shares are valued at $86,365.

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

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2018 or 2017 were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Outstanding Equity Awards at Fiscal Year-End - Directors

The following table provides certain information concerning any common share purchase options granted for employment compensation, stock awards, or equity incentive plan awards held by each of our named executive officers and directors employed at any point during the fiscal year covered in this Form 10-K that were outstanding, exercisable and/or vested as of June 30, 2019:

	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Directors
Dr. Ghassan Jabbour	300,000	(1)	-	0.05	10/19/2020
Director	3,750,000	(2)	-	0.06	2/10/2020
	1,500,000	(3)	-	0.08	6/6/2020
	300,000	(4)	-	0.12	6/26/2022
	500,000	(5)	-	0.02	2/22/2024

Shane Squires	300,000	(4)	-	0.12	6/26/2022
Director	500,000	(5)	-	0.02	2/22/2024

David Doderer	500,000	(6)	-	0.05	10/19/2020
Director, former Vice President	750,000	(7)	-	0.12	4/13/2026
	5,000,000	(8)	-	0.05	3/29/2023
	781,250	(9)	-	0.06	2/10/2020
	-	(10)	1,250,000	0.30	4/13/2026
	300,000	(11)	-	0.12	6/14/2022
	500,000	(5)	-	0.02	2/22/2024
	3,000,000	(12)	-	0.05	1/20/2020

(1)	These grants became fully vested October 20, 2009. The expiration date of this grant was extended on February of 2019.
(2)	These grants became fully vested February 10, 2014. The expiration date of this grant was extended on February of 2019.
(3)	These grants became fully vested June 6, 2014. The expiration date of this grant was extended on February of 2019.
(4)	These grants became fully vested June 14, 2017.
(5)	On February 22, 2019, Mr. Jabbour, Shane Squires, and Mr. Doderer were each granted options to purchase 500,000 shares of common stock at $0.22/share. The options vest immediately. The options were valued at $8,536.
(6)	These grants became fully vested October 20, 2011. The expiration date of this grant was extended on February of 2019.
(7)	These grants became fully vested April 13, 2018.
(8)	These grants became fully vested March 29, 2013.
(9)	These grants became fully vested February 10, 2016. The expiration date of this grant was extended on February of 2019.
(10)	In February 2016, the Board of Directors authorized certain performance-based stock options to be earned upon the Company signing its first solitary sales contract worth in excess of $1,000,000 revenue. The option exercise price of the unexercised unearned options is the greater of (i) $0.30 and (ii) the market price when deemed earned by the Board.
(11)	These grants became fully vested June 14, 2017.
(12)	In February 2019, Mr. Doderer’s expired option grant of 3,000,000, which was originally granted in January of 2013, was reinstated with an extended expiration date of January 20, 2020. For GAAP purposes, this was considered a new grant, and compensation expense of $16,685 for this modification. No other terms of the grant were modified. They are vested immediately.

Compensation of Directors

Cash Fees

As of the filing date of this Form 10-K, no cash fees have been paid to any directors of the Company, although the Board reserves the right to pay such cash fees in the future.

Restricted Stock and Options

In February 2019, Mr. Shane Squires, Doderer, and Mr. Jabbour each received 500,000 options to purchase shares of the Company’s common stock. The options have a 5-year term, an exercise price of $0.02. In February 2019, Mr. Doderer’s expired option grant of 3,000,000, which was originally granted in January of 2013, was reinstated with an extended expiration date of January 20, 2020. For GAAP purposes, this was considered a new grant, and compensation expense of $16,685 was recorded for this modification. No other terms of the grant were modified.

No restricted stock, options, or other equity compensation were received by Directors during fiscal year 2019.

Travel Expenses

All directors are reimbursed for their reasonable out of pocket expenses associated with attending board meetings.

For the fiscal year ended June 30, 2019, compensation paid to directors (other than those listed in the Summary Table above) was as follows:

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants or Option Awards (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Directors
Dr. Ghassan Jabbour	2019	-	-	-	38,223	-	-	-	38,223
Director

Shane Squires	2019	-	-	-	8,536	-	-	-	8,536
Director

David Doderer	2019	-	-	-	32,050	-	-	-	32,050
Director

(1)	In February 2019, Mr. Shane Squires, Doderer, and Mr. Jabbour each received 500,000 options to purchase shares of the Company’s common stock. The options have a 5-year term, an exercise price of $0.02. These grants were valued at $8,536, respectively. In February 2019, Mr. Doderer’s expired option grant of 3,000,000, which was originally granted in January of 2013, was reinstated with an extended expiration date of January 20, 2020. For GAAP purposes, this was considered a new grant, and compensation expense of $16,685 was recorded for this modification. No other terms of the grant were modified. Certain outstanding options for Mr. Doderer and Mr. Jabbour were also extended, prior to their expiration. This resulted in additional modification expense for Mr. Doderer and Mr. Jabbour of $23,514 and $29,687, respectively.

Compensation Policies and Practices as They Relate to Our Risk Management

No risks arise from our Company’s compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on our Company.

Salary or Consulting Accruals

As of June 30, 2019, the Company had accrued salaries (and/or consulting fees) and expense reimbursements to our current and former executive officers in the amounts set forth below.

	Salary	Expense Reimbursement
Name	Accrued	Accrued
Stephen Squires	$227,613	$13,888
David Doderer	275,000	-
Ghassan Jabour	130,000	-
Robert Phillips	44,000	-	(1)
Toshi Ando	113,200	8,857
E. Jamie Schloss	106,740	-
He Huang	29,167	-
Total	$925,720	$22,745

(1)	Accrued in Accounts Payable as a portion of Mr. Phillips consulting agreement

Employment Agreements

Our executive officers, and our CEO, Stephen Squires, are each a party to an employment agreement with the Company.

Name	Position	Annual Salary	Bonus

Stephen Squires	CEO	$300,000

Employment Agreement – Stephen Squires

Stephen Squires, Chief Executive Officer, entered into an employment agreement dated October 26, 2012 to retain his services for the period January 1, 2013 through January 1, 2018. On December 10, 2015, the Company entered into an amended and restated employment agreement with Mr. Squires. On June 13, 2016, Mr. Squires, then our Chief Executive Officer and a member of our Board of Directors, agreed to step down from these positions effective June 30, 2016 and to become Managing Director of our wholly owned subsidiary, Solterra. Mr. Squires would again become the Company’s Chief Executive Officer and President on December 22, 2016. In June 2016, the Company entered into an Amended and Restated Employment Agreement (the “Squires Agreement”) with Mr. Squires which provides that, until such time as the Company records its first $10,000,000 in revenue (the “Revenue Trigger”), the Company shall pay Mr. Squires an annual base salary of no less than $225,000 and after the occurrence of the Revenue Trigger, the Company shall pay Mr. Squires an annual base salary of no less than $247,500. Mr. Squires shall also be eligible for certain annual bonuses and equity awards pursuant to the Squires Agreement. The term of the Squires Agreement is for two years and provides for severance payments in the event of termination or a change in control of the Company equal to the sum of Mr. Squires’ base salary for the remainder of his employment agreement.

In June 2017, the Company entered into an amendment to Mr. Squires’ employment agreement pursuant to which we agreed as follows:

(1)	Mr. Squires will serve as CEO and receive an increase in annual salary to $300,000 effective June 1, 2017.
(2)	Mr. Squires term of his agreement was extended three years to June 30, 2020.
(3)	Mr. Squires received 25 million options to purchase common stock, exercisable at $0.12 per share, outside of any stock option plan with 15 million of the options vesting annually over three years beginning July 1, 2017 and the remaining 10 million options vesting in accordance with the terms of the revised and amended employment agreement but only in the event that the outstanding shares of the Company’s common stock reaches a market cap of at least $100 million for at least five consecutive trading days or control of the Company is sold during the term of the options based upon a purchase price paid to the Company and/or its shareholders of at least $90 million.

In July 2020, the Company entered into an amendment to Mr. Squires’ employment agreement pursuant to which:

●	the term of the agreement expires on June 30, 2023.

●	commencing July 1, 2020, Mr. Squires shall receive annual compensation at the rate of $350,000.

●	the Company granted to Mr. Squires five-year options to purchase 25,000,000 shares of common stock, exercisable at $0.02 per share, with one-half vesting on July 1, 2020 and one-half vesting on July 1, 2021, which were granted outside of any stock option plan and shall contain cashless exercise provisions.

●	The Company granted to Mr. Squires an additional 20,000,000 five-year options excisable at $0.02 per share with vesting to occur only in the event that the outstanding shares of the Company’s common stock reaches a market cap of at least $100 million for at least five consecutive trading days or control (more than 50%) of the Company is sold during the term of the options which were granted outside of any stock option plan and shall contain cashless exercise provisions.

Consulting Agreement – Robert Phillips

Robert Phillips, Chief Financial Officer, entered into a consulting agreement dated January 1, 2019 as a consultant to perform all duties typically required of a Chief Financial Officer. The agreement provides that compensation for the services rendered under the agreement will be equivalent to $150,000 annually. Payments under the agreement accrue at a rate of $2,500 per month until such time that $2 million in cumulative external equity, debt or other funding events occur. In addition, the Company agreed to issue shares of restricted common stock on a monthly basis with a value of $10,000 after extending a 20% discount to the weighted average closing price on a public stock exchange during such respect payment month. At Mr. Phillips’ request, the monthly cash payment and any previously accrued and unpaid cash payments shall be paid in shares of restricted common stock on a monthly basis after extending a 20% discount to the weighted average closing price on a public stock exchange during such respective payment month. The original term of the agreement was for one year and may be extended annually by mutual agreement unless terminated earlier by operation of and in accordance with the agreement. The Company any terminate the agreement upon 30 days’ written notice to Mr. Phillips. Mr. Phillips has the right to cause the Company to register all of the stock or other securities he holds if the Company proposed to register any of its securities under the Securities Act of 1933, as amended. In the event of a change of control of the Company, as defined in the agreement, prior to termination of the agreement, the remaining balance of all cash payments and restricted common stock payable to Mr. Phillips under the terms of the agreement will be accelerated so as to become 300% payable of the remaining term.

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

Awards

As of June 30, 2019, options to purchase 8,400,000 shares were outstanding under the 2009 Plan. These include the following persons:

	Amount of Shares	Exercise Price	Net Realizable Value (1)
Stephen Squires (2)	6,600,000	$0.05	$-
David Doderer	500,000	0.05	-
Ghassan Jabbour	300,000	0.05	-
Non-Officers/Directors (3)	1,000,000	0.04 - 0.05	-
Total	8,400,000	$0.04 - 0.05	$-

(1)	Based upon the closing last sale of $0.03 per share as of June 28, 2019, the last trading day of the fiscal year, after deducting the applicable exercise price.

(2)	Includes 600,000 options held pursuant to the 2009 plan held by Mr. Squires’ wife.

(3)	Represents options owned by persons who are not currently officers or directors of the Company as of the date of this filing.

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

Option activity in the 2009 Plan was as follows for the years ended June 30, 2019 and 2018:

	2019			2018
			Weighted- Average		Weighted- Average
	Shares		Exercise Price	Shares	Exercise Price

Shares reserved	10,000,000			10,000,000
Outstanding at beginning of year	8,400,000		$0.050	8,950,000	$0.050
Granted	-		-	-	-
Exercised	-		-	-	-
Forfeited/cancelled	-		0.045	550,000	0.045

Outstanding at end of year	8,400,000		$0.051	8,400,000	$0.051

Remaining options available to be issued	100,000	(1)		1,600,000

(1)	During the year ended June 30, 2019, 1,500,000 restricted shares were granted out of the 2009 Plan. These are not outstanding options but these do reduce the remaining shares available to grant.

2013 Stock Option Plan

In January 2013, the Company approved the 2013 Employee Benefit and Consulting Services Compensation Plan (the “2013 Plan”) covering 20,000,000 shares, which automatically increased to 60,000,000 shares on March 29, 2013. The 2013 Plan is otherwise identical to the terms of the 2009 Plan.

Awards

As of June 30, 2019, options to purchase 54,833,433 shares were outstanding under the 2013 Plan. These include the following persons:

	Amount of Shares	Exercise Price	Net Realizable Value (1)
Stephen Squires (2)	11,468,750	$0.05 - 0.12	$-
David Doderer	6,531,250	0.05 - 0.12	-
Ghassan Jabbour	5,250,000	0.06 - 0.08	-
Shane Squires	500,000	0.02	5,000
Robert Phillips	5,000,000	0.03	-
Non-Officers/Directors (3)	31,083,433	0.02 - 0.17	50,000
Total	59,833,433	$0.02 - 0.17	$55,000

(1)	Based upon the closing last sale of $0.03 per share as of June 28, 2019, the last trading day of the fiscal year, after deducting the applicable exercise price.

(2)	Includes 937,500 options held pursuant to the 2013 plan held by Mr. Squires’ wife.

(3)	Represents options owned by persons who are not currently officers or directors of the Company as of the date of this filing.

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

Option activity in the 2013 Plan was as follows for the years ended June 30, 2019 and June 30, 2018:

	2019		2018
		Weighted- Average		Weighted- Average
	Shares	Exercise Price	Shares	Exercise Price

Shares reserved	60,000,000		60,000,000
Outstanding at beginning of year	50,441,914	$0.082	53,441,914	$0.082
Granted	13,000,000	0.029	-	-
Exercised	-	-	-	-
Forfeited/cancelled	(3,608,481)	0.067	(3,000,000)	0.050

Outstanding at end of year	59,833,433	$0.075	50,441,914	$0.082

Remaining options available to be issued	166,567		6,233,086

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

Awards

As of June 30, 2019, options to purchase 14,975,000 shares were outstanding under the 2015 Plan. These include the following persons:

	Amount of Shares	Exercise Price		Net Realizable Value (1)
Stephen Squires (2)	2,000,000	$0.30	(2)	$-
David Doderer (3)	2,050,000	0.02 – 0.12	(2)	5,000
Ghassan Jabbour	800,000	0.02 – 0.12		5,000
Shane Squires	300,000	0.12		-
Non-Officers/Directors (4) (5)	9,825,000	0.02 – 0.12	(2)	115,000
Total	14,975,000	$0.12 – 0.30	(2)	$125,000

(1)	Based upon the closing last sale of $0.03 per share as of June 28, 2019, the last trading day of the fiscal year, after deducting the applicable exercise price.
(2)	Of this balance, 2,000,000, 1,250,000, and 1,550,000 of these options are currently unearned as of the filing date of this Form 10-K for Mr. Squires, Mr. Doderer, and Non-Officers/Directors, respectively. These options will be earned upon the Company signing its first solitary sales contract worth in excess of $1,000,000 revenue. The unearned options will have an exercise price of the greater of (i) $0.30 per share and (ii) the market price when earned.
(3)	1,250,000 of the options are unearned as of the filing date of this Form 10-K as described in (2) above.
(4)	Represents options owned by persons who are not currently officers or directors of the Company as of the date of this filing unless otherwise noted.
(5)	1,550,000 of the options held by non-officers/directors are unearned as of the filing date of this Form 10-K as described in (2) above.

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

Option activity in the 2015 Plan was as follows for the year ended June 30, 2019 and 2018:

	2019		2018
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Shares reserved	15,000,000		15,000,000
Outstanding at beginning of year	8,075,000	$0.294	7,175,000	$0.294
Granted-Earned	7,500,000	0.060	900,000	0.060
Granted-Unearned	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled	(600,000)	-	-	-

Outstanding at end of year (1)	14,975,000	$0.220	8,075,000	$0.220

Remaining options available to be issued	25,000		6,925,000

(1) The weighted average exercise price at the end of the year includes the granted-unearned options at an exercise price of $0.30. The granted-unearned options will have an exercise price of the greater of (i) $0.30 per share and (ii) the market price when earned, therefore the actual weighted average exercise price of the options outstanding at the end of the year may be higher, but not lower, than shown in this table when the exercise price is established.

Options outside the 2009 Plan, 2013 Plan, and 2015 Plan

In February 2019, 3,000,000 stock options with a term of 1 year and an exercise price of $0.02 were granted outside of the 2009, 2013, and 2015 Plans, were granted to Mr. Doderer.

In fiscal year 2018, no options or warrants were granted outside the 2009 Plan, 2013 Plan, and 2015 Plan.

Prior to fiscal year 2018, 31,500,000 options outside the 2009 Plan, 2013 Plan, and 2015 Plan were granted, of which 28,500,000 were outstanding. As of June 30, 2019, 31,500,000 options granted outside the 2009 Plan, 2013 Plan, and 2015 Plan were outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Need chart update

The following table sets forth as of March 14, 2021 certain information regarding beneficial ownership of our common stock by:

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

	Common Stock Benefically Owned (1)(2)	Percent of Class (3)
Stephen Squires (4)	80,633,301	10.8%
David Doderer (5)	13,720,000	2.0%
Ghassan Jabbour (6)	7,100,000	1.0%
Shane Squires (7)	1,400,000	*
Robert Phillips (8)	22,689,851	3.2%
Directors and Executive Officers as a group of 5 persons	125,543,152	16.3%

Lucas Hoppel (9)	44,936,237	6.1%
Pasaca Capital, Inc. (10)	249,661,287	26.5%
Quantum Materials Vertical Technologies, LLC (11)	74,166,667	9.7%
Carson Group (12)	35,485,398	5.1%

* Represents less than 1%

(1)	Unless otherwise indicated, ownership represents sole voting and investment power.
(2)	The address for each officer and director named above is c/o the Company at 3055 Hunter Road, San Marcos, TX 78666.
(3)	Based upon 693,367,942 common shares outstanding as of March 14, 2021.
(4)	Includes 25,903,301 shares of common stock owned, 5,000,000 of which are payable, by Mr. Squires and 230,000 shares of common stock owned by Mr. Squires wife and options to purchase 54,500,000 shares owned by Mr. Squires.
(5)	Includes 6,670,000 shares of common stock and warrants and options to purchase 7,050,000 shares.
(6)	Includes 5,800,000 shares of common stock and warrants and options to purchase 1,300,000 shares.
(7)	Includes 100,000 shares of common stock and warrants to purchase 1,300,000 shares.
(8)	Includes 7,689,851 shares of common stock and options to purchase 15,000,000 shares.
(9)

Includes 31,436,237 shares of common stock issuable upon conversion of debentures, and 13,500,000 shares of common stock issuable upon exercise of warrants. Lucas Hoppel is an individual investor, located at 295 Palmas Inn Way, Ste 104, PMB 346, Humacao, PR 00791.

(10)	Includes 249,661,287 shares of common stock issuable upon conversion of debentures.
(11)

According to the Company’s subscription agreement with Quantum Materials Vertical Technologies, LLC. Includes warrants to purchase 7,500,000 shares, and 66,666,667 shares of common stock issuable upon conversion of debentures. The address for Quantum Materials Vertical Technologies, LLC is 11904 Versante Circle, Austin, TX 78726. Les Paull is the Manager of Quantum Materials Vertical Technologies, LLC, and has the power to vote and dispose of these shares.

(12)	Carson Haysco Holdings, LP is the beneficial owner of 17,742,699 shares of common stock; Carson Diversified Investments, LP is the beneficial owner of 17,742,699 shares of common stock. Carson Diversified GP, LLC is the general partner of each of Carson Haysco Holdings, LP and Carson Diversified Investments, LP, and W.C. Carson is the beneficial owner of 100% of the ownership interests in Carson Diversified GP, LLC. The address for the Carson Group is P. O. Box 666, San Marcos, TX 78667.

Change in Control

On January 26, 2021, Quantum Materials Corp. (the “Company”) and Pasaca Capital Inc. (“Pasaca”) entered into a Securities Purchase and Financing Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, at the first closing, Pasaca will convert three previously issued promissory notes made by the Company payable to Pasaca and loan to the Company an additional $1,500,000 pursuant to a certain Secured Convertible Promissory Note (the “Convertible Note”) made by the Company payable to Pasaca in the principal amount of $4,500,000 (the “Senior Note”). The Senior Note is convertible into 154,228,625 shares of the Company’s common stock (the “Note Shares”). At the second closing, Pasaca will purchase common stock of the Company (“Common Stock”) in an amount such that, after such purchase and the conversion of the Senior Note into the Note Shares, Pasaca will own fifty-one percent (51.0%) of the fully diluted common stock of the Company. The purchase price for the Common Stock to be sold in the second closing is $10,500,000. Pasaca will also have the right to appoint three members to the Company’s Board of Directors. Both the first and second closing are subject to numerous contingencies, as set forth in the Purchase Agreement.

Registration Rights Agreement. On January 26, 2021, the Company and Pasaca entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, holders of twenty percent of the total shares of Note Shares and Common Stock issued pursuant to the Purchase Agreement (the “Registrable Shares”) shall have the right to require the Company to register at least thirty percent of such shares for sale on Form S-1 of Form S-3 under the Securities Act of 1933, as amended (the “33 Act”). In addition, holders of ten percent of the Registrable Securities shall have the right to require the Company to register such shares for sale on Form S-3 under the 33 Act. The Registration Rights Agreement also provides for piggy-back registration rights. Pursuant to the Registration Rights Agreement, should the Company determine to issue new equity securities of the Company, or securities convertible into equity securities of the Company, it must offer such new securities to Pasaca and/or its assigns.

Distribution Agreement. On January 26, 2021, the Company and Pasaca entered into a Distribution Agreement (the “Distribution Agreement”). Pursuant to the terms of the Distribution Agreement, the Company appointed Pasaca to act as an independent distributor to resell and distribute the Company’s Quantum Dots and QMC HealthID products. Under the Distribution Agreement, Pasaca guaranteed that the Company would receive cumulative gross royalties and/or gross sales, licensing or other revenues under the Distribution Agreement of no less than $15,000,000, over the period including 2020 and continuing until twelve months after the Company has completed development of a functioning product integrating the QMC HealthID IP and Innova Medical Group’s products. Pasaca has the right to extend the revenue period by up to twenty-four months upon payment of advance royalties.

Securities Authorized for Issuance under Equity Incentive Plans

The table set forth below provides information as of June 30, 2019 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	83,208,433	$0.065	291,567

Equity compensation plans not approved by security holders	-	$-	-

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

At June 30, 2019 and 2018, the Company had accrued salaries payable to executives and members of the board of directors, in the amount of $757,569 and $568,575, respectively.

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

Item 14. Principal Accountant Fees and Services

In May 2018, the Company engaged RBSM, LLP of Larkspur, CA as the Company’s new registered independent public accountant. The following table presents the aggregate audit fees billed by RBSM, LLP for fiscal year 2019 and 2018:

	Services Billed for the Year Ended June 30,
	2019	2018
Audit Fees (1)	$52,500	$30,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$52,500	$30,000

(1)	The Audit fees for the years ended June 30, 2019 and 2018, respectively, were for professional services rendered for the audits of Company’s consolidated financial statements, the reviews of Company’s quarterly consolidated financial statements, the review of Company’s Annual Report, the review of documents filed with the SEC, and consents.

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

QUANTUM MATERIALS CORP.

Date: March 22, 2021	By:	/s/ Stephen Squires
	Name:	Stephen Squires
	Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen Squires	Title: Principal Executive Officer, Director	Date: March 22, 2021
Stephen Squires

/s/ Robert Phillips	Title: Principal Financial Officer	Date: March 22, 2021
Robert Phillips

/s/ Ghassan Jabbour	Title: Director	Date: March 22, 2021
Ghassan Jabbour

/s/ David Doderer	Title: Director	Date: March 22, 2021
David Doderer

/s/ Shane Squires	Title: Director	Date: March 22, 2021
Shane Squires

(b)	Exhibits (items indicated by an (*) are filed herewith)

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 15, 2008, by and among Quantum Materials Corp., Solterra Renewable Technologies, Inc., the shareholders of Solterra and Greg Chapman, as Indemnitor.

3.1	Articles of Incorporation (Incorporated by reference to Form SB-2 Registration Statement filed on October 5, 2007)

3.2	2010 Amendment to Articles of Incorporation (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014)

3.3	2013 Amendment to Articles of Incorporation (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014)

3.4	Bylaws (Incorporated by reference to Form SB-2 Registration Statement filed on October 5, 2007)

3.5	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 in Form 8-K filed on May 3, 2017.

4.1	Form of Equity Purchase Agreement (Eloc) (Incorporated by reference to Form 8-K filed on April 4, 2017.

4.2	Registration Rights Agreement (Incorporated by reference to Form 8-K filed on April 4, 2017.

10.3	Agreement with Arizona State University executed by ASU on October 8, 2008 and executed by Solterra on September 18, 2008

10.5	License Agreement between The University of Arizona and the issuer dated July 2009 (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2009)

10.7	Amendment to Exclusive Patent License Agreement between University of Arizona and Solterra Renewable Technologies (Incorporated by reference to the Registrant’s Form 10-K for its fiscal year ended June 30, 2010 filed on February 14, 2011)

10.10	Second Amendment to Issuer’s Agreement with University of Arizona (Incorporated by reference to Form 10-K for the fiscal year ended June 30, 2012)

10.20	Amended License Agreement by and between The University of Arizona and Solterra Renewable Technologies, Inc. (Incorporated by reference to Form 8-K filed on June 9, 2016)

10.22	Amended and Restated Employment Agreement – Stephen Squires (Incorporated by reference to Form 8-K filed on June 16, 2016)

10.23	Agreement dated October 10, 2016 by and among Quantum Materials Corp., Carson Haysco Holdings, LP and Carson Diversified Investments, LP (Incorporated by reference to Form 8-K filed on October 14, 2016)

10.24	Form of Subscription Agreement (Incorporated by reference to Form 8-K filed on November 9, 2016)

10.25	Form of April 2016 Unsecured Convertible Promissory Note (Incorporated by reference to Form 8-K filed on November 9, 2016)

10.26	Form of April 2016 Warrant (Incorporated by reference to Form 8-K filed on November 9, 2016)

10.27	Form of September 2016 Convertible Promissory Note

10.28	Form of September 2016 Warrant

10.29	Purchase Agreement dated November 8, 2016 by and between Quantum Materials Corp. and Lincoln Park Capital Fund, LLC (Incorporated by reference to Form 8-K filed on November 10, 2016)

10.30	Registration Rights Agreement dated November 8, 2016 by and between Quantum Materials Corp. and Lincoln Park Capital Fund, LLC (Incorporated by reference to Form 8-K filed on November 10, 2016)

10.31	Securities Purchase Agreement dated November 7, 2016, by and between Quantum Materials Corp. and Investor (Incorporated by reference to Form 8-K filed on November 9, 2016)

10.32	Form of 8% Convertible Promissory Note issued to Investor (Incorporated by reference to Form 8-K filed on November 9, 2016)

10.33	Form of Warrant issued to Investor (Incorporated by reference to Form 8-K filed on November 9, 2016)

10.34	Form of $147,000 promissory note issued to L2 Capital as a fee in connection with the Eloc. (Incorporated by reference to form 8-K filed on April 4, 2017.

10.35	Form of $63,000 promissory note issued to SBI as a fee in connection with the Eloc. (Incorporated by reference to form 8-K filed on April 4, 2017.

10.36	Form of Securities Purchase Agreement pertaining to $395,500 loan by L2 Capital. (Incorporated by reference to form 8-K filed on April 4, 2017.

10.37	Form of Securities Purchase Agreement pertaining to $169,000 loan by SBI. (Incorporated by reference to form 8-K filed on April 4, 2017.

10.38	Form of $395,500 Promissory Note issued to L2 Capital in connection with Exhibit 10.5. (Incorporated by reference to form 8-K filed on April 4, 2017.

10.39	Form of $169,500 promissory note issued to SBI in connection with Exhibit 10.6. (Incorporated by reference to form 8-K filed on April 4, 2017.

10.40	License and Development Agreement, dated November 19, 2018, by and between Quantum Materials Corporation and Amtronics CC (Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on February 14, 2019)

10.41	Consulting Agreement, dated January 1, 2019, by and between Quantum Materials Corp. and Robert Phillips (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 4, 2019

21.1	Subsidiaries of Registrant listing state of incorporation (Incorporated by reference to Form 10-K for fiscal year ended June 30, 2011)

23.1	Consent of Independent Registered Public Accounting Firm *

31(a)	Rule 13a-14(a) Certification — Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification — Principal Financial Officer *

32(a)	Section 1350 Certification — Principal Executive Officer *

32(b)	Section 1350 Certification — Principal Financial Officer *

99.1	2009 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014)

99.2	2013 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to the Form 10-K filed for the fiscal year ended June 30, 2014 filed on September 29, 2014)

99.3	2015 Employee Benefit and Consulting Services Compensation Plan (Incorporated by reference to the Registrant’s Proxy Statement (Form DEF 14A) filed on February 1, 2016)

101.INS	XBRL Instance Document *

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *

QUANTUM MATERIALS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quantum Materials Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quantum Materials Corp. (the Company) as of June 30, 2019 and June 30, 2018, and the related consolidated statements of operations, consolidated stockholders’ deficit, and consolidated cash flows for the years ended June 30, 2019 and 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and June 30, 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Larkspur, CA
March 22, 2021

QUANTUM MATERIALS CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	June 30, 2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$478	$2,025
Subscription receivable	-	10,000
Accounts Receivable	400	-
Prepaid expenses and other current assets	19,191	34,252
TOTAL CURRENT ASSETS	20,069	46,277

Property and equipment, net of accumulated depreciation of $446,095 and $346,080	525,509	625,524

Licenses and patents, net of accumulated amortization of $174,449 and $146,852	18,294	45,891

Long term portion of prepaid expenses	-	-

TOTAL ASSETS	$563,872	$717,692

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,629,741	$1,511,691
Accrued expenses	1,573,690	548,667
Accrued salaries	924,957	682,575
Contract liabilities	500,000	-
Notes payable, net of unamortized discount	20,000	-
Short term derivative liability	45,692	-
Current portion of convertible debentures, net of unamortized discount	2,467,106	3,402,421
TOTAL CURRENT LIABILITIES	7,161,186	6,145,354

Convertible debentures, net of current portion, unamortized discount and debt issuance costs	135,342	40,224

TOTAL LIABILITIES	7,296,528	6,185,578

Commitments and contingencies (See Note 10)	-	-

STOCKHOLDERS’ DEFICIT

Common stock, $.001 par value, authorized 750,000,000 shares, 583,314,787 and 442,564,332 issued and outstanding at June 30, 2019 and June 30, 2018, respectively	583,326	442,564
Common stock issuable	707,914	800,131
Additional paid-in capital	47,777,681	40,133,592
Accumulated deficit	(55,801,577)	(46,844,173)
TOTAL STOCKHOLDERS’ DEFICIT	(6,732,656)	(5,467,886)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$563,872	$717,692

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2019	2018

REVENUES	$400	$20,120

OPERATING EXPENSES
General and administrative	5,840,807	6,093,075
Research and development	92,996	188,274
TOTAL OPERATING EXPENSES	5,933,803	6,281,349

LOSS FROM OPERATIONS	(5,933,403)	(6,261,229)

OTHER EXPENSE (INCOME)
Beneficial conversion expense	143,778	1,303,078
Interest expense, net	1,262,150	1,023,989
Change in value of derivative liability	148,719	(514,969)
Accretion of debt discount	318,070	1,327,742
Loss on shares unauthorized	712,695	-
Loss on debt extinguishment	438,589	-
TOTAL OTHER EXPENSE	3,024,001	3,139,840

NET LOSS	$(8,957,404)	$(9,401,069)

LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	519,503,594	413,738,050

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Additional		Total
	Common Stock		Common Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Issuable	Capital	Deficit	Deficit

Balances at June 30, 2017	367,955,585	$367,955	$-	$33,880,177	$(37,443,104)	$(3,194,972)

Common stock issued for cash	1,716,666	1,717	-	151,283	-	153,000

Common stock issued for services	34,100,060	34,100	-	474,650	-	508,750

Common stock issued for debenture interest	737,020	737	-	67,760	-	68,497

Common stock issued for debenture conversions	7,125,001	7,125	-	847,875	-	855,000

Common stock issued for debenture and warrant extensions	24,125,000	24,125	36,000	1,606,675	-	1,666,800

Common stock and stock warrants issued in exchange for accrued salaries	-	-	30,800	498,022	-	528,822

Common stock and stock warrants issued in exchange for accounts payable	1,880,000	1,880	-	175,120	-	177,000

Cancellation of shares	(5,725,000)	(5,725)	-	(429,375)	-	(435,100)

Stock-based compensation	7,000,000	7,000	-	1,294,060	-	1,301,060

Beneficial conversion feature of debenture	-	-	-	1,303,078	-	1,303,078

Allocated value of common stock and warrants related to debenture	3,650,000	3,650	453,331	264,267	-	721,248

Common stock issued in exchange for debt extinguishment	-	-	280,000	-	-	280,000

Net loss	-	-	-	-	(9,401,069)	(9,401,069)

Balances at June 30, 2018	442,564,332	$442,564	$800,131	$40,133,592	$(46,844,173)	$(5,467,886)

Common stock issued for cash	3,324,313	3,326	25,000	296,500	-	324,826

Common stock issued for services	37,124,904	37,128	5,610	2,557,657	-	2,600,395

Common stock issued for debenture interest	729,877	732	80,000	42,109	-	122,841

Common stock issued for debenture conversions	39,814,393	39,817	(170)	1,350,394	-	1,390,041

Common stock issued for debenture and warrant extensions	26,518,635	26,521	497,474	709,275	-	1,233,270

Common stock allocated to debt discount	3,000,000	3,000	-	123,908	-	126,908

Issuance of common stock issuable	24,113,333	24,113	(800,131)	776,018	-	-

Stock-based compensation	6,000,000	6,000	100,000	1,642,075	-	1,748,075

Beneficial conversion feature of debenture	-	-	-	143,778	-	143,778

Allocated value of common stock and warrants related to debenture	125,000	125	-	2,375	-	2,500

Net loss	-	-	-	-	(8,957,404)	(8,957,404)

Balances at June 30, 2019	583,314,787	$583,326	$707,914	$47,777,681	$(55,801,577)	$(6,732,656)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM MATERIALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,957,404)	$(9,401,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	127,612	132,637
Amortization of debt issuance costs, stock paid for interest, and debt discount	1,175,246	650,128
Stock-based compensation	1,748,075	1,580,012
Stock issued for services	2,600,395	1,318,274
Stock issued for debenture extensions	80,000	1,646,800
Beneficial conversion feature	143,778	1,303,078
Deemed interest on extinguishment of debenture	-	118,000
Change in fair value of derivative liability	148,719	(514,969)
Loss on shares unauthorized	712,695	-
Loss on debt extinguishment	438,589	-
Loss on settlement of accounts payable	138,325	-
Accretion of debt discount and warrant expense	318,070	1,020,772
Effects of changes in operating assets and liabilities:
Accounts receivable	9,600	-
Prepaid expenses and other current assets	15,061	(23,983)
Accounts payable and accrued expenses	286,006	1,079,499
Contract liabilities	500,000	-
NET CASH USED IN OPERATING ACTIVITIES	(515,233)	(1,090,821)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,877)
NET CASH USED IN INVESTING ACTIVITIES	-	(1,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	324,824	163,000
Proceeds from issuance of convertible debentures / promissory note	502,000	1,494,500
Proceeds from issuance of note payable	20,000	-
Principal payments on long-term debt	(333,138)	(552,650)
Principal payments on note payable	-	(62,738)

NET CASH PROVIDED BY FINANCING ACTIVITIES	513,686	1,042,112

NET DECREASE IN CASH	(1,547)	(50,586)

CASH AND CASH EQUIVALENTS, beginning of period	2,025	52,611

CASH AND CASH EQUIVALENTS, end of period	$478	$2,025

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,904	$25,555
Stock issued for conversion of debentures	$1,390,041	$923,497
Issuance of common stock payable	$800,131	$133,000
issuance of common stock for conversion of accrued salaries	$-	$249,900

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

Going Concern

The Company recorded losses from continuing operations in the current period presented and has a history of losses. As of June 30, 2019, the Company had a working capital deficit of $7,141,117 and net cash used in operating activities was $515,233 for the year ended June 30, 2019. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, obtain revenues from operations, raise additional capital, and/or obtain debt financing.

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

Revenue Recognition: The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. The five-step model is applied to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize revenue in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Title and risk of loss generally pass to our customers upon shipment. In limited circumstances where either title or risk of loss pass upon destination, we defer revenue recognition until such events occur. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are sold on a standalone basis. For the years ended June 30, 2019 and 2018 our revenue was immaterial.

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

Asset Impairment: In accordance with Accounting Standards Codification (ASC) 360-10-35 “Impairment or Disposal of Long-Lived Assets”, the Company evaluates the recoverability of property and equipment if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and the carrying value. There were no impairment charges in the consolidated statements of operations during the years ended June 30, 2019 and 2018.

Debt Issuance Costs: The costs related to the issuance of debt are presented on the balance sheet as a direct deduction from the related debt and amortized to interest expense using the effective interest method over the maturity period of the related debt. Unamortized debt discount was $27,724 and $134,255 at June 30, 2019 and 2018, respectively. Amortization expense for the years ended June 30, 2019 and 2018 was $318,070 and $1,327,742, respectively.

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

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Convertible Securities: Based upon ASC 815-15, we have adopted a sequencing approach regarding the application of ASC 815-40 to convertible securities. We will evaluate our contracts based upon the earliest issuance date. In the event partial reclassification of contracts subject to ASC 815-40-25 is necessary, due to our inability to demonstrate we have sufficient shares authorized and unissued, shares will be allocated on the basis of issuance date, with the earliest issuance date receiving first allocation of shares. If a reclassification of an instrument were required, it would result in the instrument issued latest being reclassified first. As of December 31, 2019, we have recorded an expense of $712,695 for an authorized share shortfall of approximately 23,756,000 shares.

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

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Costs: Research and development (R&D) costs are expensed as incurred. These expenses include the costs of the Company’s proprietary R&D efforts, as well as costs incurred in connection with certain licensing arrangements. Research and development expenses were $92,991 and $188,274 for the years ended June 30, 2019 and 2018, respectively.

Reclassifications: Certain amounts in the June 30, 2018 consolidated financial statements have been reclassified to conform to the classifications in the June 30, 2019 consolidated financial statements.

Recent Accounting Pronouncements

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all new or revised ASU’s.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), which amends the existing revenue recognition requirements and guidance. The core principle of the new standard is to recognize revenue that reflects the consideration the Company expects to receive for goods or services when or as the promised goods or services are transferred to customers. Topic 606 requires more judgment than current guidance, as management will now be required to: (i) identify each performance obligation in contracts with customers, (ii) estimate any variable consideration included in the transaction price and (iii) allocate the transaction price to each performance obligation. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We adopted this standard effective July 1, 2018 and it did not have a material impact on our consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11—Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480), and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 eliminates the requirement that a down round feature precludes equity classification when assessing whether an instrument is indexed to an entity’s own stock. A freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The Company elected to adopt ASU 2017-11 early, effective July 1, 2017, and implemented the pronouncement retrospectively with a cumulative effect adjustment to outstanding financial instruments. The adoption of this guidance did not have an impact on its financial statements. In the fiscal year 2018, the Company had three triggering events related to a down round feature which resulted in recording a charge for beneficial conversion expense of $1,021,500 during the year ended June 30, 2018. No triggering events occurred in the year ended June 30, 2019.

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

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pronouncements Yet To Be Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, which updates guidance on accounting for leases. The update requires that a lessee recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Similar to current guidance, the update continues to differentiate between finance leases and operating leases; however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The standards update is effective for interim and annual periods after December 15, 2018 with early adoption permitted. Entities are required to use a modified retrospective adoption, with certain relief provisions, for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements when adopted. The Company will adopt ASU 2016-02 on July 1, 2019. The Company is in the process of evaluating the impact, if any, of the adoption of this guidance on its consolidated financial statements.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2019	June 30, 2018

Furniture and fixtures	$3,502	$3,502
Computers and software	11,447	11,447
Machinery and equipment	956,655	956,655
	971,604	971,604
Less: accumulated depreciation	446,095	346,080

Total property and equipment, net	$525,509	$625,524

Depreciation expense for the years ended June 30, 2019 and 2018 was $100,015 and $99,589, respectively.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — LICENSES AND PATENTS

Licenses and patents consisted of the following:

	June 30, 2019	June 30, 2018

William Marsh Rice University	$40,000	$40,000
University of Arizona	15,000	15,000
Bayer acquired patents	137,743	137,743
	192,743	192,743
Less: accumulated amortization	174,449	146,852

Total licenses and patents, net	$18,294	$45,891

Amortization expense for the years ended June 30, 2019 and 2018 was $27,597 and $33,048, respectively. Amortization expense is projected to be $18,294 for the twelve months ended June 30, 2020, and $0 thereafter.

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019, and 2018, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. As of June 30, 2019, and 2018, the Company held no investments. The Company hired an independent resource to value its derivative liability as follows:

Fair Value Table

	Balance at June 30, 2019	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative Liability	$45,692	$-	$-	$45,692

	$45,692	$-	$-	$45,692

Level Three Roll-forward	Derivative Liability	Total

Balance June 30, 2018	$-	$-
Fair value of derivative liability reclassified from equity	98,645	98,645
Settlement of derivative liabilities	(201,672)	(201,672)
Change in fair value	148,719	148,719
Balance June 30, 2019	$45,692	$45,692

The Company is not a party to any hedge arrangements, commodity swap agreements or any other derivative financial instruments other than described above.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — CONVERTIBLE DEBENTURES

The following table sets forth activity associated with the convertible debentures:

	June 30, 2019	June 30, 2018	Debenture Reference

Convertible debentures issued in September 2014	$25,050	$25,050	A
Convertible debentures issued in January 2015	-	500,000	B
Convertible debentures issued in April - June 2016	1,218,772	1,075,000	C
Convertible debenture issued in August 2016	200,000	200,000	C
Convertible debentures issued in January - March 2017	60,000	60,000	D
Convertible promissory notes issued in March 2017	222,350	222,350	E
Convertible debenture issued in June 2017	100,000	100,000	F
Convertible debenture issued in July 2017	100,000	100,000	G
Convertible debenture issued in September 2017	150,000	645,000	H
Convertible debenture issued in November 2017	-	247,500	H
Convertible debenture issued in November 2017	27,000	27,000	I
Convertible debenture issued in December 2017	75,000	75,000	J
Convertible debenture issued in February 2018	45,000	45,000	K
Convertible debentures issued in March 2018	65,000	65,000	L
Convertible debentures issued in April 2018	60,000	60,000	M
Convertible debentures issued in April 2018	70,000	70,000	N
Convertible debentures issued in April 2018	20,000	20,000	O
Convertible debentures issued in June 2018	40,000	40,000	P
Convertible debentures issued in July 2018	45,000	-	Q
Convertible debentures issued in August 2018	30,000	-	R
Convertible debentures issued in September 2018	25,000	-	S
Convertible debentures issued in December 2018	52,000	-	T

	2,630,172	3,576,900
Less: unamortized discount	27,724	134,255

	2,602,448	3,442,645
Less: current portion	2,467,106	3,402,421

Total convertible debentures, net of current portion	$135,342	$40,224

Future maturities of convertible debentures for each of the next five years and thereafter are as follows:

Year Ending June 30,
2019 (Past due)	$1,496,954
2020	1,101,218
2021	52,000
2022	-
2023	-
Thereafter	-

$2,650,172

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Of the past due amounts disclosed above, $222,350 is, at the date of this report, involved in litigation involving L2 Capital, and SBI (See narrative E below, and litigation disclosure, Note 15). See remaining amounts due in narrative C below. The past due amounts also include a note payable of $20,000, disclosed in Note 6.

A) September 2014 Convertible Debenture

Between September 16, 2014 and October 28, 2014, the Company entered into Convertible Debenture Agreements to obtain a total of $500,050 in gross proceeds from five non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures have terms of five years maturing between September 16, 2019 and October 30, 2019. The Debentures bear interest at the rate of 6% per annum and are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.15 per share at any date and will receive an equal number of warrants having a strike price of $0.30 per share and a term of five years. None of the Debentures were converted into common shares during the years ended June 30, 2019 and 2018.

Interest expense for the years ended June 30, 2019 and 2018 was $1,524 and $1,524, respectively.

As of June 30, 2019, and 2018, $25,050 of principal was outstanding.

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $348,105, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. Interest expense for the years ended June 30, 2019 and 2018 was $49,370 and $40,000, respectively.

As of June 30, 2019, and June 30, 2018, $0 and $500,000 of principal was outstanding, respectively.

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

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $609,595, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the years ended June 30, 2019, and 2018, of $2,594 and $231,702, respectively.

The Company recognized a beneficial conversion expense for the years ended June 30, 2019, and 2018, of $0 and $1,021,500, respectively.

Interest expense for the years ended June 30, 2019, and 2018, of $113,417 and $113,570, respectively.

During the years ended June 30, 2018 and 2017, $455,000 and $285,000 of principal was converted into 3,791,666 and 2,375,000 shares of common stock, respectively. As of June 30, 2019, and 2018, $1,275,000 of principal was outstanding. As of the date of this report, maturities totaling $825,000 of principal have been extended until July and August of 2019, and the extensions of these maturity extensions created an effective extinguishment pursuant to the Debt Modification guidance, ASC 470-50. The Company recorded a loss on extinguishment of $438,589 in connection with these extensions.

The remaining $450,000 have not been extended and are past due as of the date of this report. No payments have been made on these debentures as of the date of this report, as a result they are all past due.

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $73,250, recorded as debt discount and is amortized using the effective interest rate method over the life of the loans, two years. The Company recognized accretion of debt discount expense for the years ended June 30, 2019 and 2018 of $3,125 and $52,954, respectively.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended June 30, 2018, debentures for an aggregate principal amount of $200,000 were converted into 1,666,667 shares of common stock.

Interest expense for the years ended June 30, 2019 and 2018 of $4,800 and $11,275, respectively.

As of June 30, 2019, and 2018, $60,000 of principal was outstanding. This debenture was past due as of the date of this report.

E) March 2017 Convertible Promissory Notes

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

The Company recognized accretion of debt discount expense for the years ended June 30, 2019 and 2018 of $0 and $43,661, respectively.

Interest expense for the years ended June 30, 2019 and 2018 of $0 and $421,901, respectively.

As of June 30, 2018, the Company no longer had a derivative liability, and recognized a change in derivative liability benefit of $514,969 for the year ended June 30, 2018.

As of June 30, 2019, and 2018, $222,350 of principal was outstanding. During the year ended June 30, 2018, the Company paid $319,500 of principal.

F) June 2017 Convertible Debenture

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

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $54,340, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. Interest expense was recorded for the years ended June 30, 2019 and 2018 of $0 and $10,500, respectively. Beneficial conversion expense was recorded for the years ended June 30, 2019 and 2018 of $0. The Company recognized accretion of debt discount expense for the years ended June 30, 2019 and 2018 of $0 and $45,434, respectively. As of June 30, 2019, and 2018, $100,000 of principal was outstanding. In May 2018 the maturity date was extended to February 1, 2019. This debenture was past due as of the date of this report, and $36,500 in default interest has been accrued.

G) July 2017 Convertible Debenture

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,010 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized a fair value of the common shares issued at $100,000. The Company recorded a debenture discount of $53,876 and a beneficial conversion expense of $45,544. The Company recognized accretion of debt discount expense for the years ended June 30, 2019 and 2018 of $0 and $53,875, respectively. As of June 30, 2019, and 2018, $100,000 of principal was outstanding. In May 2018 the maturity date was extended to February 1, 2019. This debenture was past due as of the date of this report and $36,500 in default interest has been accrued.

Interest expense for the year ended June 30, 2019 and 2018 of $36,500 and $18,500, respectively.

H) September 2017 Convertible Debenture

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,420 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized a fair value of the common shares issued at $165,000. The Company recorded a debenture discount of $82,720 and a beneficial conversion expense of $45,219. The Company recognized accretion of debt discount expense for the year ended June 30, 2019, and 2018 of $0 and $82,720, respectively. As of June 30, 2019, $150,000 of principal was outstanding. In May 2018 the maturity date was extended to February 1, 2019. This debenture was past due as of the date of this report.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the extension agreement, a derivative liability was created, in connection to a “make-whole” provision. The value of this derivative at September 30, 2018 was $22,666, and a change in derivative liability expense of $14,483 for the three months then ended. This derivative liability was settled for 1,781,690 shares during the second quarter of 2018, resulting in additional interest expense of $53,234 during the year ended June 30, 2019.

Interest expense for the year ended June 30, 2019, and 2018 of $0 and $12,000, respectively.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $318,337 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, seven months. The Company also recorded original issue discount (“OID”) of $45,000 as debt discount and is amortized using the effective interest rate method over the life of the loan, eight months. The Company recognized a fair value of the common shares issued at $1,000,000. The Company recorded a debenture discount of $318,337 and a beneficial conversion expense of $131,663. The Company recognized accretion of debt discount expense for the years ended June 30, 2019 and 2018 of $0 and $318,337, respectively.

As part of the extension agreement, a derivative liability was created, in connection to a “make-whole” provision. The value of this derivative at September 30, 2018 was $43,998, and a change in derivative liability expense of $28,864 for the three months then ended. This derivative liability was settled for 7,432,432 shares during the second quarter of 2018, resulting in additional interest expense of $283,029 during the year ended June 30, 2019.

On April 5, 2019 this note was converted to 11,333,333 shares of common stock. This was an effective conversion rate of $0.04 a share. This conversion resulted in an additional interest expense of $35,667.

Interest expense for the years ended June 30, 2019 and 2018 of $35,667 and $36,000, respectively.

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

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 5, 2019 this note was converted to 5,666,667 shares of common stock. This was an effective conversion rate of $0.04 a share. This conversion resulted in an additional interest expense of $17,833.

Interest expense for the years ended June 30, 2019 and 2018 of $17,833 and $18,000, respectively.

These non-converted debentures were past due as of the date of this report and $47,300 in default interest has been accrued.

I) November 2017 Convertible Debenture

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $8,310 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 24 months. The Company recognized accretion of debt discount expense for the year ended June 30, 2019 and 2018 of $3,217, and $2,007, respectively. Interest expense for the year ended June 30, 2019 and 2018 of $2,190 and $1,380, respectively. As of June 30, 2019, and 2018 $27,000 of principal was outstanding.

J) December 2017 Convertible Debenture

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $16,176 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $41,175 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the years ended June 30, 2019 and 2018 of $0 and $41,175, respectively. Interest expense for the years ended June 30, 2019 and 2018 of $0 and $6,000, respectively. As of June 30, 2019, and June 30, 2018, $75,000 of principal was outstanding. This debenture was past due as of the date of this report and $25,400 in default interest has been accrued.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at September 30, 2018 was $10,380, and a change in derivative liability expense of $8,061 for the three months then ended. This derivative liability was settled for 809,160 shares during the second quarter of fiscal year 2019, resulting in additional interest expense of $21,420 during the year ended June 30, 2019.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

K) February 2018 Convertible Debenture

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $9,046 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,546 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the years ended June 30, 2019 and 2018 of $6,761 and $24,785, respectively. Interest expense for the years ended June 30, 2019 and 2018 of $0 and $3,600. As of June 30, 2019, and June 30, 2018, $45,000 of principal was outstanding. This debenture was past due as of the date of this report. This debenture was past due as of the date of this report and $23,920 in default interest has been accrued.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at September 30, 2018 was $64, and a change in derivative liability expense of $64 for the three months then ended. This derivative liability was settled for 582,955 shares during the second quarter of fiscal year 2019, resulting in additional interest expense of $25,650 during the years ended June 30, 2019.

L) March 2018 Convertible Debenture

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $6,625 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $23,374 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the years ended June 30, 2019 and 2018 of $8,677 and $14,697, respectively. Interest expense for the years ended June 30, 2019 and 2018 of $0 and $2,400 was recognized, respectively. As of June 30, 2019, and June 30, 2018, $30,000 of principal was outstanding. This debenture was past due as of the date of this report, and $18,080 in default interest has been accrued.

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

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $8,702 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $26,298 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the years ended June 30, 2019 and 2018 of $12,254 and $14,043, respectively. Interest expense for the years ended June 30, 2019 and 2018 of $0 and $2,800, respectively. As of June 30, 2019, and June 30, 2018, $35,000 of principal was outstanding. This debenture was past due as of the date of this report, and $17,460 in default interest has been accrued.

The debenture agreements above include a “make-whole” provision, creating a potential derivative liability. The value of this derivative at December 31, 2018 was $20,823, and a change in derivative liability expense of $18,751 for the six months then ended. This derivative liability was settled for 3,950,920 shares during the third quarter of fiscal year 2019, resulting in additional interest expense of $74,844 during the year ended June 30, 2019.

M) April 2018 Convertible Debenture

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $6,175 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $41,175 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the years ended June 30, 2019 and 2018 of $26,720 and $14,455, respectively. Interest expense for the years ended June 30, 2019 and 2018 of $4,800 was recognized. As of June 30, 2019, and 2018, $60,000 of principal was outstanding. This debenture was past due as of the date of this report, and $18,960 in default interest has been accrued.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at December 31, 2018 was $2,230, and a change in derivative liability expense of $2,182 for the six months then ended. This derivative liability was settled for 2,484,305 shares during the third quarter of fiscal year 2019, resulting in additional interest expense of $97,142 during the year ended June 30, 2019.

N) April 2018 Convertible Debenture

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

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $0 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,188 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 2 years. The Company recognized accretion of debt discount expense for the years ended June 30, 2019 and 2018 of $15,190 and $2,616, respectively. Interest expense for the years ended June 30, 2019 and 2018 of $5,678 and $1,027 was recognized, respectively. As of June 30, 2019, and 2018, $70,000 of principal was outstanding.

O) April 2018 Convertible Debenture

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $4,384 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $14,384 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 2 years. The Company recognized accretion of debt discount expense for the years ended June 30, 2019 and 2018 of $7,044 and $1,675, respectively. Interest expense for the years ended June 30, 2019 and 2018 of $1,622 and $316 was recognized, respectively. As of June 30, 2019, and June 30, 2018, $20,000 of principal was outstanding.

P) June 2018 Convertible Debenture

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $8,044 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,957 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the years ended June 30, 2019 and 2018 of $28,526 and $3,431, respectively. Interest expense for the years ended June 30, 2019 and 2018 of $0 and $3,200 was recognized, respectively. As of June 30, 2019, and 2018, $40,000 of principal was outstanding. This debenture was past due as of the date of this report and $26,740 in default interest has been accrued.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at June 30, 2019 was $10,700, and a change in derivative liability expense of $10,700 for the year ended June 30, 2019.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Q) July 2018 Convertible Debenture

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $7,235 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $33,485 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the year ended June 30, 2019 of $33,485. Interest expense for the year ended June 30, 2019 of $3,600 was recognized. As of June 30, 2019, $45,000 of principal was outstanding. This debenture was past due as of the date of this report and $24,720 in default interest has been accrued.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at June 30, 2019 was $19,467, and a change in derivative liability expense of $19,467 for the year ended June 30, 2019.

R) August 2018 Convertible Debenture

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $5,160 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $22,659 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the year ended June 30, 2019 of $22,659. Interest expense for the year ended June 30, 2019 of $2,400 was recognized. As of June 30, 2019, $30,000 of principal was outstanding. This debenture was past due as of the date of this report and $15,680 in default interest has been accrued.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at June 30, 2019 was $8,625, and a change in derivative liability expense of $8,625 for the year ended June 30, 2019.

S) September 2018 Convertible Debenture

In September 2018, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $25,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $25,000. The Note Holder received 2,000,000 shares of common stock and 1,000,000 common stock warrants exercisable at $0.12 per share through September 17, 2021. The promissory note has a term of approximately 7 months maturing on April 30, 2019 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.12 per share at any date. The promissory note includes piggyback registration rights, and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $4,475 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,058 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the year ended June 30, 2019 of $19,058. Interest expense for the year ended June 30, 2019 of $2,000 was recognized. As of June 30, 2019, $25,000 of principal was outstanding. This debenture was past due as of the date of this report and $11,500 in default interest has been accrued.

The debenture agreement includes a “make-whole” provision, creating a potential derivative liability. The value of this derivative at June 30, 2019 was $6,900, and a change in derivative liability expense of $6,900 for the year ended June 30, 2019.

T) December 2018 Convertible Debenture

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $6,835, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the year ended June 30, 2019 of $1,882.

Interest expense for the year ended June 30, 2019 of $2,392.

December 2018 Convertible Promissory Note

In December 2018, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $350,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $350,000. The Note Holder received 3,000,000 shares of common stock and 5,000,000 common stock warrants exercisable at $0.04 per share through December 26, 2021. The promissory note has a term of 20 months maturing on August 14, 2020 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.03 per share at any date. The promissory note includes piggyback registration rights, and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $126,908 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $126,908 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 20 months.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 22, 2019, the remainder of the outstanding balance was converted to shares of common stock. 11,666,667 shares of common stock were issued, for the outstanding balance of $350,000.

The Company recognized accretion of debt discount expense for the year ended June 30, 2019 of $126,908. Interest expense for the year ended June 30, 2019 of $6,615 was recognized. As of June 30, 2019, $0 of principal was outstanding. This convertible promissory note is not in the table above, as the debt was entered into and paid off in the same fiscal year.

Debt Issuance Costs

The costs related to the issuance of debt are presented on the balance sheet as a direct deduction from the related debt and amortized to interest expense using the effective interest method over the maturity period of the related debt. Amortization expense for the years ended June 30, 2019 and 2018 was $318,070 and $58,990 respectively.

NOTE 6 — NOTES PAYABLE

Promissory Note

In September 2018, the Company issued a promissory note secured by the Company’s CEO for $20,000 with an interest rate of 6%, maturing on March 9, 2019. The note is convertible into the Company’s common stock, at the lenders discretion, at a rate of $0.04 per share, with warrants to purchase an equal amount of stock. Interest expense for the year ended June 30, 2019 was $967. As of June 30, 2019, $20,000 of principal was outstanding, and is past due as of the date of this report.

NOTE 7 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2019	June 30, 2018

Accrued interest	$581,821	$343,437
Other accrued expenses	981,869	205,230
Total accrued expenses	$1,563,690	$548,667

NOTE 8 — EQUITY TRANSACTIONS

Common Stock

During the year ended June 30, 2019, the Company issued 37,124,904 shares for $2,594,785 in consulting services, $61,255 of which was accrued at June 30, 2018.

During the year ended June 30, 2019, the Company issued 729,877 shares of common stock at the fair market value of $42,841 for payment of debenture interest.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Issuable

As of June 30, 2019, the company owed a total of 19,442,619 shares of common stock. 1,872,208 shares were in relation to a new debenture borrowing of $405,000 in aggregate, valued at $22,553. 2,000,000 shares were in relation to the extinguishment of debt, valued at $80,000. 6,039,161 shares were in relation to amounts owed for salaries and consulting fees, valued at $130,609. 9,531,250 were in relation to debt extensions, valued at $476,563. These subscribed shares also included 702,250 warrants to purchase shares of common stock at $0.04 per share. The shares are included in the weighted average shares outstanding for purposes of calculation earning per share for the year ended June 30, 2019.

During the year ended June 30, 2019, 33,488,609 shares with a fair value of $1,065,112, were issued, reducing shares issuable.

Stock Warrants

A summary of activity of the Company’s stock warrants for the years ended June 30, 2019 and 2018 is presented below:

			Weighted
	Weighted		Average	Weighted
	Average		Remaining	Average
	Exercise	Number of	Contractual	Grant Date
	Price	Warrants	Term in Years	Fair Value

Balance as of June 30, 2017	0.13	29,953,551		0.14
Expired	0.06	(12,077,778)		0.15
Granted	0.07	21,087,409		0.06
Exercised	-	-		-
Cancelled	0.13	(2,181,456)		0.12

Balance as of June 30, 2018	$0.11	36,781,726	2.80	$0.09
Expired	-	-		-
Granted	0.07	8,964,708		0.04
Exercised	-	-		-
Cancelled	0.12	(833,333)		0.15
	-
Balance as of June 30, 2019	$0.10	44,913,101	1.83	$0.08

Vested and exercisable as of June 30, 2019	$0.10	44,913,101	1.83	$0.08

During the years ended June 30, 2019 and 2018, 0 warrants were exercised.

Outstanding warrants at June 30, 2019 expire during the period September 2019 to December 2023 and have exercise prices ranging from $0.03 to $0.30.

The following assumptions were used for the years ended June 30, 2019 and 2018:

	Years Ended June 30,
	2019	2018

Expected volatility	122.52% - 126.99%	129.46%
Expected dividend yield	-%	-%
Risk-free interest rates	2.46% - 2.95%	2.62%
Expected term (in years)	2-3	5.0

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Salaries Converted to Equity

There were no salary conversions during the year ended June 30, 2019.

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

NOTE 9 — STOCK-BASED COMPENSATION

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

The following assumptions were used for the years ended June 30, 2019 and 2018:

	Years Ended June 30,
	2019	2018

Expected volatility	122.52% - 126.99%	129.46%
Expected dividend yield	-%	-%
Risk-free interest rates	2.46% - 2.95%	2.62%
Expected term (in years)	5.0	5.0

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The computation of expected volatility during the years ended June 30, 2019 and 2018 was based on the historical volatility. Historical volatility was calculated from historical data for the time approximately equal to the expected term of the option award starting from the grant date. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for the period corresponding with the expected life of the option.

A summary of the activity of the Company’s stock options for the years ended June 30, 2019 and 2018 is presented below:

			Weighted
			Average	Weighted
	Weighted		Remaining	Average
	Average	Number of	Contractual	Optioned	Aggregate
	Exercise	Optioned	Term in	Grant Date	Intrinsic
	Price	Shares	Years	Fair Value	Value

Balance as of June 30, 2017	$0.09	87,716,914		$0.11	$2,073,012
Expired	0.05	(3,000,000)		0.09
Granted	0.06	900,000		0.06
Exercised	-	-		-
Cancelled	-	-		-

Balance as of June 30, 2018	$0.09	85,616,914	4.00	$0.11	$-
Expired	-	-		-
Granted	0.03	28,500,000		0.03
Exercised	-	-		-
Cancelled	0.07	(4,208,481)		0.09

Balance as of June 30, 2019	$0.07	109,908,433	3.93	$0.09	$-

Vested and exercisable as of June 30, 2019	$0.07	100,760,933	3.62	$0.09	$-

Outstanding options at June 30, 2019, expire during the period October 2019 to June 2026 and have exercise prices ranging from $0.02 to $0.17.

Compensation expense associated with stock options for the year ended June 30, 2019 and 2018 was $1,347,349 and $860,724 respectively and was included in general and administrative expenses in the consolidated statements of operations. Included in expense associated with stock options for the year ended June 30, 2019 is a charge for $111,746 for stock option modification, as the Company extended the expiration date on certain stock option grants.

At June 30, 2019, the Company had 9,147,500 shares of nonvested stock option awards. The total cost of nonvested stock option awards which the Company had not yet recognized was $69,723 at June 30, 2019. Such amounts are expected to be recognized over a period of 0.5 years.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock: To encourage retention and performance, the Company granted certain employees restricted shares of common stock with a fair value per share determined in accordance with conventional valuation techniques, including but not limited to, arm’s length transactions, net book value or multiples of comparable company earnings before interest, taxes, depreciation and amortization, as applicable. Generally, the stock vests over a 3-year period. A summary of the activity of the Company’s restricted stock awards for the year ended June 30, 2019 and 2018 is presented below:

	Number of Nonvested, Unissued Restricted Share Awards	Weighted Average Grant Date Fair Value
Nonvested, unissued restricted shares outstanding at June 30, 2017	1,500,000	0.21
Granted	5,500,000	0.06
Vested	(7,000,000)	0.09
Forfeited	-	-

Nonvested, unissued restricted shares outstanding at June 30, 2018	-	-
Granted	-	-
Vested	-	-
Forfeited	-	-

Nonvested, unissued restricted shares outstanding at June 30, 2019	-	-

Compensation expense associated with restricted stock awards for the year ended June 30, 2019 and 2018 was $0 and $440,336, respectively, and was included in general and administrative expenses in the consolidated statements of operations.

The total cost of nonvested stock awards which the Company had not yet recognized was $0 at June 30, 2019.

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

The following table sets forth the computation of basic and diluted loss per share:

	Years Ended
	June 30,
	2019	2018
	-
Net loss	$(8,957,399)	$(9,401,069)

Weighted average common shares outstanding:
Basic and diluted	519,503,594	413,738,050

Basic and diluted loss per share	$(0.02)	$(0.02)

For the years ended June 30, 2019 and 2018, 44,913,101 and 37,065,053 stock warrants, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

For the years ended June 30, 2019 and 2018, 109,908,433 and 85,616,914 stock options, respectively, were excluded from diluted earnings per share because they are considered anti-dilutive.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Agreement with University of Arizona

Solterra entered into an exclusive Patent License Agreement with the University of Arizona (“UA”) in July 2009. On March 3, 2017, Solterra entered into an amended license agreement with UA. Pursuant to UA License Agreement, as amended, Solterra is obligated to pay minimum annual royalties of $50,000 by June 30, 2017, $125,000 by September 15, 2017 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the consumer price index. Such minimum royalty payments shall be credited against royalties due in each respective royalty year, July 1 to June 30, following the due date. Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. The UA License Agreements and subsequent amendments have been filed on Form 8-K and are incorporated by reference herein. The Company is in the process of renegotiating the minimum royalty commitments and while oral modifications have been agreed to a final amendment has not been finalized. As of June 30, 2018, and 2019, no royalties have been accrued for this obligation.

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

Rental expense for the operating lease for the years ended June 30, 2019 and 2018 was $71,519 and $110,202, respectively.

NOTE 12 — CONCENTRATIONS

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

NOTE 13 — INCOME TAXES

The components of income tax expense/(benefit) are as follows:

Year Ended June 30,
	2019	2018
Current
Federal	$-	$-
State	-	-
	-	-

Deferred
Federal	$-	$-
State	-	-
	-	-
Income Tax Expense/(Benefit)	$-	$-

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the expected U.S. tax expense/(benefit) to income taxes is as follows:

	Year Ended June 30,
	2019	Rate	2018	Rate

Expected tax expense / (benefit) at U.S. statutory rate	$(1,881,054)	21.0%	$(2,594,695)	27.6%
Meals and entertainment	326	0.0%	1,325	0.0%
Derivatives	-		-
Beneficial conversion	30,193	-0.3%	359,649	-3 .8%
Prior year NOL true-up adjustment	-		256,167	-2 .7%
Change in tax rate	-		5,287,019	-56.2%
Prior year warrant valuation adjustment	-		-
Change in valuation allowance	1,850,535	-20.7%	(3,309,465)	35.2%
Total Income Tax Expense/(Benefit)	$-	0.0%	$-	0.0%

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

Components of deferred income taxes are as follows:

	June 30,
	2019	2018
Deferred tax assets:
Net operating losses - federal	$8,739,159	$7,497,834
Stock-based compensation	2,109,735	1,826,639

Amortization of licenses and patents	3,762	4,522

Disallowed Interest	128,031
Expense to cover authorized shortfall	149,666
Accrued Expenses	106,747	128,254
Total deferred tax assets	11,237,100	9,457,249
Deferred tax (liabilities):
Depreciation of property, plant and equipment	(47,886)	(51,775)
Warrant Expense	(5,277)	(28,194)
Total deferred tax (liabilities)	(53,163)	(79,969)
Less valuation allowance	(11,183,937)	(9,377,280)
Net deferred tax assets/(liabilities)	$-	$-

The Company’s management has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of the deferred tax asset based on the Company’s lack of earnings history. The valuation allowance increased by approximately $1,850,000 and decreased by approximately $3,310,000 during the years ended June 30, 2019 and 2018, respectively, primarily due to operations and the change in the tax rate due to the 2017 Tax Act.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019, and 2018, the Company had U.S. net operating loss (“NOL”) carryforwards of approximately $42,368,000 and $36,460,000, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules and aggregation rules which combine unrelated shareholders that do not individually own 5% or more of the corporation’s stock into one or more “public groups” that may be treated as 5-percent shareholder) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). In general, the annual use limitation equals the aggregate value of common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The Company believes there is a 382 limitation on its NOLs so that approximately $750,000 will expire unutilized, resulting in a remaining NOL carryforward of approximately $41,615,000 and $35,700,000 as of June 30, 2019 and 2018, respectively. The Company has recorded a valuation allowance on the entire NOL as it believes that it is more likely than not that the deferred tax asset associated with the NOLs will not be realized regardless of whether an “ownership change” has occurred. The NOL carryforwards expire beginning in 2029, if not utilized. The net operating loss carryforwards are subject to Internal Revenue Service adjustments until the statute closes on the year the net operating loss is utilized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. As of June 30, 2019, and 2018, the Company has recorded no unrecognized tax benefits or related penalty and interest. Additionally, the Company does not expect any unrecognized tax benefits to change significantly over the next twelve months.

During the fiscal year ended June 30, 2019, the Company had a net increase in deferred tax asset of $1,850,000. This change is a result of current year activity.

Given the significant impact of the Tax Cuts and Jobs Act, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118 which provides guidance on accounting for uncertainties of the effects of the Tax Act. Specifically, SAB 118 allows companies to record a provisional estimate of the impact of the Tax Act during a one year “measurement period”. The company has recognized the provisional tax impact related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the fiscal year ended June 30, 2018. During the year ended June 30, 2019, the Company finalized its calculations of the impact of the Tax Act and recorded no material adjustments to the provisional amounts recorded as December 31, 2017.

As of June 30, 2019, the Company had net operating loss carryforwards of approximately $42,368,000 and $0 for federal and state income tax purposes, respectively. These may be used to offset future taxable income and will begin to expire in varying amounts in 2029.

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

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files income tax returns in the United States and Texas and is subject to examination by income tax authorities for years 2008 to present. The Company is not currently under examination in any tax jurisdiction.

NOTE 14 — SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Years Ended June 30,
	2019	2018
	(unaudited)

Cash paid for interest	$9,716	$29,023

Cash paid for income taxes	$-	$-

The following is supplemental disclosure of non-cash investing and financing activities:

	Years Ended June 30,
	2019	2018

Conversion of debentures, and accrued interest into shares of common stock	$1,390,041	$923,497

Allocated value of common stock and warrants issued with convertible debentures	$208,945	$721,248

Stock issued for amounts in accounts payable	$81,602	$177,000

Stock and stock warrants issued for conversion of accrued salaries	$-	$249,900

Prepaid expense paid in shares of common stock	$2,265,709	$1,896,588

Cancellation of shares of common stock	$-	$435,100

Financing of prepaid insurance	$-	$12,738

Subscription receivable from warrants extension	$-	$10,000

Shares of common stock issued for settlement of note payable and accrued interest	$-	$162,000

NOTE 15 — LITIGATION

The Company was served in Hays County, Texas in a complaint for breach of contract in February 2017. In April 2017, the Company settled this complaint for $129,000 payable over a four-month period. As of the filing date of this Form 10-K, the balance in arrears is approximately $53,000 plus interest and other charges which has been accrued at June 30, 2019. The Company repaid $237,300 in principal plus interest to L2 Capital LLC and $101,700 plus interest to SBI Investments LLC on September 30, 2017, and $149,555 plus interest to L2 Capital LLC and $64,095 plus interest to SBI Investments LLC on November 3, 2017, respectively.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SBI and L2, with new counsel, and Cleveland Terrazas PLLC, brought suit against the Company on October 10, 2017 for $1.5 million on the four notes that had been repaid and were not in actual default, though SBI Investments LLC, 2014-1, and L2 Capital, LLC claimed technical defaults. The court in Hays County granted the Company’s temporary injunction and set the full case for trial. The next day, SBI Investments LLC, 2014-1, and L2 Capital, LLC dismissed their suit against the Company and refiled similar actions in Kansas and Florida on the notes claiming that one note was paid on a Monday when it was due on a Sunday, demanding late payment in stock (they refused cash), and another was paid on a Friday when it was due Saturday, claiming a pre-payment penalty. All three suits are related to the same transactions. The lenders claimed 140% interest, attorney’s fees, 20 million shares of stock, and damages.

The case has been dismissed as of the date of this report.

CAUSE NUMBER: 17CV06093; Johnson County, Kansas

The Kansas lawsuit, instituted on October 30, 2017, is based on the same nucleus of facts. The putative default is the failure to properly and timely file a Form S-1 with the SEC. Three causes of action are alleged: the first is breach of contracts regarding the Registration Rights Agreement against the Company; the second claim is for breach of contract of the first L2 promissory note against the Company; the final claim is for breach of contract regarding the second L2 promissory note against both the Company and Stephen Squires, individually. The claims against Squires individually were abandoned.  Trial was conducted October 13th, 2020.  Final arguments were submitted in writing to the court February 2021.  The court has not yet ruled.

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

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company expects to successful in the L2 and SBI litigation. The ultimate outcome is not determinable and as such, no liability has been recorded for this contingent liability at June 30, 2019.

CAUSE NUMBER: PSC190273; Riverside California

Edward James Schloss file a complaint against Quantum Materials Corp and Solterra alleging financial elder abuse, fraud, breach of written contract, breach of oral contract, constructive termination, retaliation, failure to pay wages, waiting time penalties, failure to permit inspection of employee records, unfair competition, intentional infliction of emotional distress and failure to indemnify employee expenses. Mr. Schloss was a former officer and later a contractor to the company after his dismissal and is owed fees. The Company expects to successful in the litigation. The ultimate outcome is not determinable and as such, no liability has been recorded for this contingent liability at June 30, 2019.

CAUSE NUMBER: 19-2774; Hays County Texas

This litigation filed November 12, 2019 in Hays County (San Marcos) alleged misappropriation of trade secrets and related claims based on Quantum Material Corp’s (“QMC” or “Company”) hiring of a previous employee of the Plaintiff (Practice Interactive, Inc. d/b/a Intiva Health “Intiva”). Intiva initiated the case by securing a no-notice temporary restraining order against the Company and the employee (“Hartigan”).

At a temporary injunction trial in December 2019, the court granted a limited injunction against Hartigan and found no basis to enjoin the Company. The court set the bond at $50,000: Intiva never took action to post the bond; thus the injunction never went into effect. The order also set the case for trial in July 2021. Although the plaintiff only recently proposed a discovery and trial schedule, no discovery has occurred. The parties filed a Rule 11 Agreement on December 15, 2020.

CAUSE NUMBER: 18-2393; Hays County, Texas

The current litigation with K&L Gates was pending before the Texas Supreme Court. It was awaiting a ruling to determine if the strong opinion at the 3rd Court of Appeals in Austin in favor of Quantum Materials will be reversed. The state Supreme Court on Oct 15, 2020 declined to take the interlocutory appeal. The case has now been sent back to Hays County for a jury trial.

Quantum Materials retained K&L Gates (“Gates”) on a myriad of issues. As part of that representation, a lawyer from Gates sat in on confidential board meetings and participated in the company’s most important negotiations, including but not limited to a new contract with the founder and former CEO, Steve Squires, to become CEO again. Gates billed a very substantial fee in a very short period of time. Over $300,000. Before negotiations occurred on what Squires believed to be an excessive bill, SBI Investments and L2, creditors of Quantum Materials, demanded that the transfer agent, Empire Stock Transfer, transfer huge amounts of stock as collateral for loans.

Quantum Materials sued Empire to prevent this transfer, first winning a Temporary Restraining Order, then a Temporary Injunction, and finally, after an appeal to the 3rd Court of Appeals in Austin, an appellate victory.

Before that appellate victory and before the Injunction trial, K&L Gates entered an appearance for SBI Investments and L2, even though they were still under contract with Quantum Materials as intervenors. Quantum Materials objected and raised objections to their firm, entering an appearance against them. K&L Gates forced substantial research, and briefs to be filed before withdrawing before the Temporary Injunction trial. (see TRO, TI order, appellate opinion.)

Either K&L Gates shared all information with their “new” client, to the disadvantage of their “old” client, a duty under full disclosure, or they didn’t share. Gates claimed that the contract with Quantum Materials waived all conflicts.

Following up on the actions begun by Gates on behalf of SBI Investments and L2, the suit by Gates against Quantum Materials was dismissed in Texas, and another law firm sued Quantum Materials in both Florida and Kansas. In Florida, the case was ultimately dismissed, and legal fees were ordered to be paid to Quantum Materials. Much of the Kansas case has been dismissed, but the balance is set to be tried in Kansas in October. (see the report on Kansas case.)

Ultimately, Quantum Materials sued K&L Gates for fiduciary violations and Deceptive Trade Practices and other claims (see suit), and Gates filed a counterclaim for its $300,000 in alleged fees. Gates filed an action to dismiss the case, called a “SLAPP” action, and after a hearing on the merits in Hays county, lost. Gates then appealed to the 3rd court of appeals in Austin, and after briefing and oral argument, again lost. Gates has now appealed its most recent defeat to the Texas Supreme Court.

NOTE 16 — TRANSACTIONS WITH AFFILIATED PARTIES

At June 30, 2019 and 2018, the Company had accrued salaries payable to executives and members of the board of directors, in the amount of $738,219 and $568,575, respectively.

During the year ended June 30, 2019, 11,000,000 shares of common stock were granted to the CEO, with a total value of $400,000. At June 30, 2019, 5,000,000 of these shares, valued at $100,000, were issuable, and not paid.

During the year ended June 30, 2017, the Company issued a convertible debenture to a family member of a former key executive for proceeds of $200,000. This transaction is described in more detail in Note 5 under the heading C) April – June, August, October and November 2016 Convertible Debentures.

NOTE 17 - SUBSEQUENT EVENTS

Debentures Issues

During July 2019, the company issued two convertible debentures for $175,000 with a one-year term at 10% annual interest accompanied by warrants to purchase 700,000 common shares at fair market value with a five-year term.

During November 2019, the company issued five convertible debentures for $175,000 with a one-year term at 8% annual interest accompanied by warrants to purchase 1,309,665 common shares at fair market value with a five-year term.

During the three months ended March 31, 2020, the company issued five convertible debentures for $ 2,145,000 with a one-year to two-year term at 8% annual interest accompanied by warrants to purchase 1,838,964 common shares at fair market value with a five-year term.

During the three months ended June 30, 2020, under the Small Business Administration (“SBA”), the Company received proceeds the Paycheck Protection Program (“PPP”) loan. These loans are forgiven if used for payroll, payroll benefits, including health insurance and retirement plans, as well as certain rent payments, leases, and utility payments, which are limited to 40% of the loan proceeds, all of which if paid within either 8 weeks or 24 weeks of the receipt of the loan proceeds. At the time of this filing, we have been funded for $147,300 in loans. At the time of this filing, we anticipate having a significant amount of this loan forgiven, however the forgiveness application process is not yet complete. If a portion of these loans are not forgiven, the unqualified portion is to be repaid over 5 years, accruing interest at 1% per annum.

During the three months ended June 30, 2020, the company issued five convertible debentures for $ 150,000 with a one-year term at 8% annual interest accompanied by warrants to purchase 3,750,000 common shares at fair market value with a five-year term

During the three months ended September 30, 2020, the company issued seven convertible debentures for $525,000 with a one-year term at 8% annual interest accompanied by warrants to purchase 8,035,725 common shares at fair market value with a five-year term.

During the three months ended December 31, 2020, the company issued three convertible debentures for $ 3,000,000 with a one-year term at 8% annual interest which were subsequently converted into a single convertible note payable in January 2021 as part of the Pasaca Capital investment transaction.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During February 2020, the company entered into a marketing consulting and distribution agreement with QMVT Vertical Markets, LLC to assist in building a marketing and sales force to operate in parallel with Research and development at Quantum Materials Corp. To move forward along with this effort, QMVT invested a total of $2 million in two convertible notes with a 2-year term at 8% interest and convertible into 66 million shares of common stock.

On January 26, 2021, Quantum Materials Corp. (the “Company”) and Pasaca Capital Inc. (“Pasaca”) entered into a Securities Purchase and Financing Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, at the first closing, Pasaca will convert three previously issued promissory notes made by the Company payable to Pasaca and loan to the Company an additional $1,500,000 pursuant to a certain Secured Convertible Promissory Note (the “Convertible Note”) made by the Company payable to Pasaca in the principal amount of $4,500,000 (the “Senior Note”). The Senior Note is convertible into 154,228,625 shares of the Company’s common stock (the “Note Shares”). At the second closing, Pasaca will purchase common stock of the Company (“Common Stock”) in an amount such that, after such purchase and the conversion of the Senior Note into the Note Shares, Pasaca will own fifty-one percent (51.0%) of the fully diluted common stock of the Company. The purchase price for the Common Stock to be sold in the second closing is $10,500,000. Pasaca will also have the right to appoint three members to the Company’s Board of Directors. Both the first and second closing are subject to numerous contingencies, as set forth in the Purchase Agreement.

Also as set forth on January 26, 2021, the Company and Pasaca entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, holders of twenty percent of the total shares of Note Shares and Common Stock issued pursuant to the Purchase Agreement (the “Registrable Shares”) shall have the right to require the Company to register at least thirty percent of such shares for sale on Form S-1 of Form S-3 under the Securities Act of 1933, as amended (the “33 Act”). In addition, holders of ten percent of the Registrable Securities shall have the right to require the Company to register such shares for sale on Form S-3 under the 33 Act. The Registration Rights Agreement also provides for piggy-back registration rights. Pursuant to the Registration Rights Agreement, should the Company determine to issue new equity securities of the Company, or securities convertible into equity securities of the Company, it must offer such new securities to Pasaca and/or its assigns.

Also, on January 26, 2021, the Company and Pasaca entered into a Distribution Agreement (the “Distribution Agreement”). Pursuant to the terms of the Distribution Agreement, the Company appointed Pasaca to act as an independent distributor to resell and distribute the Company’s Quantum Dots and QMC HealthID products. Under the Distribution Agreement, Pasaca guaranteed that the Company would receive cumulative gross royalties and/or gross sales, licensing or other revenues under the Distribution Agreement of no less than $15,000,000, over the period including 2020 and continuing until twelve months after the Company has completed development of a functioning product integrating the QMC HealthID IP and Innova Medical Group’s products. Pasaca has the right to extend the revenue period by up to twenty-four months upon payment of advance royalties. At the date of this report, we have drawn $7,250,000 in advance draws, and these accrued interest at 8% until the date of conversion.

Common Share issuances

On August 6, 2019, the Company purchased the distributed ledger technology assets of Capstan Platform, Inc. for $650,000 payable in common shares. The asset purchase is considered a purchase of intangible assets under development. The company issued 9,718,182 common shares during August 2019 and an additional 3,527,337 common shares were issued during March 2021 in connection with this asset purchase and 6,095,535 remain issuable at the date of this filing.

In August 2019, the company converted a past due $100,000 debenture plus $25,778 of interest into 1,253,751 shares of common stock. The Company also issued 11,531,250 common shares on four debentures in exchange for term extensions and interest. Also, subsequent to June 30, 2019, the company issued 68,233,517 shares related to the conversion of ten outstanding debentures totaling $630,000 in principal and $320,000 interest common shares.

During the first three month of the 2020 fiscal year the company issued 1,119,856 common shares for legal fees, 8,948,916 in exchange for accounting and technology consulting services and 5,000,000 shares were awarded to the CEO as a performance bonus by the Board of Directors.

During the first three months of calendar year 2021, the company issued 3,333,333 shares in due from a subscription agreement entered into during 2019, as well as 2,133,333 in exchange for legal fees payable and 2,081,017 shares in exchange for exercise of warrants.

QUANTUM MATERIALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

	Balance at beginning	Charged to costs and	Charged to other		Balance at end
For the year ended	of period	expenses	accounts	Deductions	of period

June 30, 2018
Valuation allowance on deferred tax assets	$12,686,746	$(3,309,466)	$-	$-	$9,377,280

June 30, 2019
Valuation allowance on deferred tax assets	$9,377,280	$1,850,535	$-	$(43,878)	$11,183,937

All other financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

