Form 10-Q
period 2019-09-30
QUANTUM MATERIALS CORP.
filed 2021-04-30
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission File Number: 000-52956

QUANTUM MATERIALS CORP.

(Exact name of registrant as specified in its charter)

Nevada	20-8195578
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3055 Hunter Road, San Marcos, Texas	78666
(Address of principal executive offices)	(Zip Code)

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

[  ] Yes [X] No

As of April 20, 2021, there were 701,569,276 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2019	2019
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,735	$478
Accounts Receivable	-	400
Prepaid expenses and other current assets	23,525	19,191
TOTAL CURRENT ASSETS	32,260	20,069

Property and equipment, net of accumulated depreciation of $467,354 and $446,095	499,670	525,509

Licenses and patents, net of accumulated amortization of $181,360 and $174,449	11,383	18,294

Intangibles	650,000	-

TOTAL ASSETS	$1,193,313	$563,872

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,519,106	$1,629,741
Accrued expenses	3,620,181	1,573,690
Accrued salaries	1,023,151	924,957
Contract liabilities	1,197,973	500,000
Notes payable, net of unamortized discount	20,000	20,000
Short term derivative liability	21,810	45,692
Current portion of convertible debentures, net of unamortized discount	2,388,041	2,467,106
TOTAL CURRENT LIABILITIES	9,790,262	7,161,186

Convertible debentures, net of current portion, unamortized discount and debt issuance costs	128,725	135,342

TOTAL LIABILITIES	9,918,987	7,296,528

Commitments and contingencies (See Note 10)	-	-

STOCKHOLDERS’ DEFICIT

Common stock, $.001 par value, authorized 750,000,000 shares, 630,310,563 and 583,314,787 issued and outstanding at September 30, 2019 and June 30, 2019, respectively	630,311	583,326
Common stock issuable	-	707,914
Additional paid-in capital	49,414,586	47,777,681
Accumulated deficit	(58,770,571)	(55,801,577)
TOTAL STOCKHOLDERS’ DEFICIT	(8,725,674)	(6,732,656)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,193,313	$563,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2019	2018
	(unaudited)

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	1,043,085	1,361,732
Research and development	27,212	23,087
TOTAL OPERATING EXPENSES	1,070,297	1,384,819

LOSS FROM OPERATIONS	(1,070,297)	(1,384,819)

OTHER EXPENSE (INCOME)
Beneficial conversion expense	-	16,870
Interest expense, net	196,915	51,085
Change in value of derivative liability	(28,712)	82,162
Accretion of debt discount	2,895	90,010
Change in value of insufficient shares liability	1,785,261	-
Gain on settlement of convertible debentures	(57,662)	-
TOTAL OTHER EXPENSE	1,898,697	240,127

NET LOSS	$(2,968,994)	$(1,624,946)

LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	606,938,649	471,961,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Issuable	Capital	Deficit	Deficit

Balances at June 30, 2019	583,314,787	$583,326	$707,914	$47,777,681	$(55,801,577)	$(6,732,656)

Common stock issued for services	15,068,772	15,069	(128,968)	350,489	-	236,590

Common stock issued for debenture interest	282,348	282	-	8,188	-	8,470

Common stock issued for debenture conversions	21,926,474	21,916	(578,946)	757,789	-	200,759

Common stock issued for purchase of Capstan	9,718,182	9,718	-	268,221	-	277,939

Stock-based compensation	-	-	-	37,336	-	37,336

Amortization of stock paid for future services	-	-	-	214,882	-	214,882

Net loss	-	-	-	-	(2,968,994)	(2,968,994)

Balances at September 30, 2019	630,310,563	$630,311	$-	$49,414,586	$(58,770,571)	$(8,725,674)

	Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Issuable	Capital	Deficit	Deficit

Balances at June 30, 2018	442,564,332	$442,564	$800,131	$42,030,181	$(46,844,173)	$(3,571,297)

Common stock issued for cash	-	-	73,900	-	-	73,900

Common stock issued for services	3,031,375	3,032	43,333	118,224	-	164,589

Common stock issued for debenture interest	344,055	344	-	20,997	-	21,341

Issuance of common stock issuable	513,333	513	(30,800)	30,287	-	-

Stock-based compensation	-	-	-	207,452	-	207,452

Beneficial conversion feature of debenture	-	-	-	16,870	-	16,870

Allocated value of common stock and warrants related to debenture	-	-	52,765	22,437	-	75,202

Common stock issued in settlement of Derivative liability	4,516,553	4,517	39,652	7,608	-	51,777

Other	-	-	-	(98,645)	-	(98,645)

Net loss	-	-	-	-	(1,624,946)	(1,624,946)

Balances at September 30, 2018	450,969,648	$450,970	$978,981	$42,355,411	$(48,469,119)	$(4,683,757)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2019	2018
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,968,994)	$(1,624,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	31,745	31,870
Amortization of debt issuance costs, stock paid for interest, and debt discount	84,526	-
Stock-based compensation	37,336	207,452
Stock issued for services	452,228	670,370
Stock issued for interest	8,470	-
Beneficial conversion feature	-	16,870
Change in fair value of derivative liability	(28,712)	82,162
Change in value of insufficient shares liability	1,785,261	-
Gain on debt extinguishment	(57,662)	-
Loss on disposal of fixed asset	8,064	-
Accretion of debt discount and warrant expense	2,850	90,010
Effects of changes in operating assets and liabilities:
Accounts receivable	400	-
Prepaid expenses and other current assets	(4,335)	(6,939)
Accounts payable and accrued expenses	(208,834)	335,182
Contract liabilities	697,973	-
NET CASH USED IN OPERATING ACTIVITIES	(159,684)	(184,090)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(7,059)	-
NET CASH USED IN INVESTING ACTIVITIES	(7,059)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	83,900
Proceeds from issuance of convertible debentures / promissory note	175,000	100,000
Proceeds from issuance of note payable	-	20,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	175,000	203,900

NET DECREASE IN CASH	8,257	19,810

CASH AND CASH EQUIVALENTS, beginning of period	478	2,025

CASH AND CASH EQUIVALENTS, end of period	$8,735	$21,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Nature of Operations

Quantum Materials Corp., a Nevada corporation, and its wholly owned subsidiaries, QMC HealthID Inc. and Solterra Renewable Technologies, Inc. (collectively referred to as the “Company”) are headquartered in San Marcos, Texas. The Company is a nanotechnology company specializing in the design, development, production and supply of quantum dots, including tetrapod quantum dots, a high-performance variant of quantum dots, and highly uniform nanoparticles, using its patented automated continuous flow production process. Quantum dots and other nanoparticles are expected to be increasingly utilized in a range of applications in the life sciences, television and display, solid state lighting, solar energy, battery, security ink, and sensor sectors of the market. QMC HealthID Inc is specifically focused on providing a complete point of care testing solution that leverages the Company’s distributed ledger technology utilizing the QMC HealthID application and platform which is currently being developed with a quantum dot enabled point of care lateral flow test platform. Key uncertainties and risks to the Company include, but are not limited to, if and how quickly various industries adopt and fully embrace quantum dot technology and technological changes, including those developed by the Company’s competitors, rendering the Company’s technology uncompetitive or obsolete. This also includes achieving Federal Drug Administration approval and emergency use authorization for medical tests that diagnose Covid-19 and other diagnostic purposes.

Sequencing

The Company has adopted a sequencing policy under Accounting Standards Codification (“ASC”) 815-40-35 Derivatives and Hedging (“ASC 815”) whereby in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities convertible or exchangeable for a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuances of securities to the Company’s employees or directors are not subject to the sequencing policy.

Asset Purchase Agreement with Capstan Platform, Inc.

On August 6, 2019, the Company completed the asset purchase under an agreement (the “Capstan Purchase Agreement”) of the distributed ledger technology assets of Capstan Platform, Inc. (“Capstan”) for a purchase price of $650,000 which is payable in common shares or cash. The company issued 9,718,182 common shares during the three months ended September 30, 2019 and an additional 3,527,337 common shares were issued during March 2021 in connection with this asset purchase and 6,095,535 remain issuable at the date of this filing. As a part of the Capstan Purchase Agreement the Company paid $67,000 to settle existing debt to certain creditors held by Capstan. In addition, the Company recorded $650,000 of intangible software assets acquired in the purchase. At the date of this filing the software platform is still under construction and no amortization of such assets has been recorded.

Contract Liabilities

The Company issued advanced billings to Amtronics India LLC related to its exclusive license and development agreement related to the production of quantum dots in Assam, India (“License Agreement”), which have been recorded as contract liabilities on the condensed consolidated balance sheets and will be recognized as revenue in accordance with ASU 2014-09 Revenue from Contracts with Customers (Topic 606) once the performance obligations are satisfied. As of September 30, 2019, and 2018 contract liabilities were $1,197,973 and $500,000, respectively. The current liability represents the next twelve months’ portion of the license fees revenue. For each of the period ended September 30, 2019 and 2018, no revenue was recorded related to the License Agreement.

In November 2018, the Company entered into a license and development agreement with Amtronics India LLC related to the volume production of quantum dots in Assam, India. The agreement is part of a larger project for the design, training, research and development of a quantum dot manufacturing facility in Assam. This project has been under discussion for nearly three years. A ground-breaking ceremony took place in Assam on January 16, 2019, and the Company anticipated operations being established and operational prior to year-end 2019. In addition to an upfront fee and royalty, the agreement provides for the Company to sell equipment and training services, which the Company expects will provide additional revenues. The project was delayed due to historic flooding in the region during 2019 and 2020. The project was and continues to be delayed due to the severe Covid-19 outbreak and subsequent quarantine occurring throughout India. Construction on the project has resumed and planning for a new timeline has begun.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Going Concern

The Company recorded losses from continuing operations in the current period presented and has a history of losses. As of September 30, 2019, the Company had a working capital deficit of $9,758,002 and net cash used in operating activities was $159,684 for the three months ended September 30, 2019. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, obtain revenues from operations, raise additional capital, and/or obtain debt financing.

In conjunction with anticipated revenue streams, management is currently negotiating equity and debt financing, the proceeds from which would be used to settle outstanding debts, to finance operations, and for general corporate purposes. We are continuing our plan to further grow and expand operations and seek sources of capital to pay our contractual obligations as they come due. Management believes that its current operating strategy will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing; however, there is no assurance this will occur. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2019 and its results of operations and its cash flows for the periods presented. The condensed consolidated balance sheet at June 30, 2019 has been derived from the Annual Report on Form 10-K for the fiscal year ended June 30, 2019. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2020.

Use of Estimates: The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Title and risk of loss generally pass to our customers upon shipment. In limited circumstances where either title or risk of loss pass upon destination, we defer revenue recognition until such events occur. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are sold on a standalone basis. For the three months ended September 30, 2019 and 2018 our revenue was immaterial.

Financial Instruments: Financial instruments consist of cash and cash equivalents, restricted cash, payables, and convertible debentures. The carrying value of these financial instruments approximates fair value due to either their short-term nature or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Cash and Cash Equivalents: Cash and cash equivalents consist of cash in bank. The Company considers any highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents.

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

Debt Issuance Costs: The costs related to the issuance of debt are presented on the balance sheet as a direct deduction from the related debt and amortized to interest expense using the effective interest method over the maturity period of the related debt. Unamortized debt discount was $30,350.81 and $27,724 on September 30, 2019 and June 30, 2019, respectively. Amortization expense for the three months ended June 30, 2019 and 2018 was $2,895 and $90,010, respectively.

Earnings per Share: The Company utilizes ASC 260, “Earnings per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. As such, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share for the three months ended September 30, 2019 and 2018. There are 750,000,000 shares authorized resulting in approximately 23,756,489 of insufficient shares as of September 30, 2019.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which updates guidance on accounting for leases. The update requires that a lessee recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Similar to current guidance, the update continues to differentiate between finance leases and operating leases; however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The standards update is effective for interim and annual periods after December 15, 2018 with early adoption permitted. Entities are required to use a modified retrospective adoption, with certain relief provisions, for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements when adopted. We adopted this standard effective July 1, 2019 and it did not have a material impact on our condensed consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The Company adopted the guidance effective July 1, 2018. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting. The amendments included in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. The Company adopted the guidance effective July 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated condensed financial statements or related disclosures.

Pronouncements Yet To Be Adopted

In December 2019, the FASB issued ASU No. 2019-12: Simplifying the Accounting for Income Taxes (Topic 740). The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by ASC 740 and clarifying existing guidance to facilitate consistent application. The standard will become effective for the Company beginning on June 1, 2021. The Company is currently evaluating the new standard to determine the potential impact on its financial condition, results of operations, cash flows, and financial statement disclosures.

In November 2019, the FASB issued ASU 2019-08, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements - Share-based Consideration Payable to a Customer.  The objective of the standard is to clarify that an entity must measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. ASU 2019-08 is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within those fiscal years. The Company will adopt ASU 2019-08 effective July 1, 2020 and its adoption is not expected to have a material impact on the Company’s financial condition or its results of operations.

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies and clarifies certain calculation and presentation matters related to convertible and equity and debt instruments. Specifically, ASU-2020-06 removes requirements to separately account for conversion features as a derivative under ASC Topic 815 and removing the requirement to account for beneficial conversion features on such instruments. Accounting Standards Update 2020-06 also provides clearer guidance surrounding disclosure of such instruments and provides specific guidance for how such instruments are to be incorporated in the calculation of Diluted EPS. The guidance under ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company will adopt this standard using a modified retrospective approach effective January 1, 2021. The Company is currently evaluation the effects of adoption on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13 “Financial Instruments-Credit Losses” (“ASC Topic 326”), which amends the guidance on the impairment of financial instruments. The standard adds an impairment model, referred to as current expected credit loss, which is based on expected losses rather than incurred losses. The standard applies to most debt instruments, trade receivables, lease receivables, reinsurance receivables, financial guarantees and loan commitments. Under the guidance, companies are required to disclose credit quality indicators disaggregated by year of origination for a five-year period. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. We do not anticipate that this will have a material impact to our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	June 30,
	2019	2019
	(unaudited)
Furniture and fixtures	$3,502	$3,502
Computers and software	17,007	11,447
Machinery and equipment	946,515	956,655
	967,024	971,604
Less: accumulated depreciation	467,354	446,095

Total property and equipment, net	$499,670	$525,509

Depreciation expense for the three months ended September 30, 2019 and 2018 was $24,834 and $25,006, respectively.

NOTE 3 – INTANGIBLES

Internally Developed Software

In July 2019, the Company acquired certain intellectual property consisting of in-process research and development software and recorded $650,000 to Intangibles on the condensed consolidated balance sheets as of September 30, 2019. The aggregate purchase price paid in connection with the asset purchase was $650,000. At closing, the Company issued 9,718,182 of shares of our common stock with a fair market value of $277,940, and a note payable of $372,060 to the sellers. The note payable is payable in cash or shares of the Company’s common stock. Subsequent to the closing, the Company issued 3,527,337 common shares in March 2021 and 6,095,535 remain issuable at the date of this filing. The software consists of costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. No software amortization was recorded during the three months ended September 30, 2019 and amortization will commence when the software module is functional and ready for intended use.

Licenses and Patents

The Company maintains certain patents and licenses which are key to maintaining and enhancing our competitive position in the growing nanomaterials market. Licenses and patents are stated at cost. Amortization is computed on the straight-line basis over the estimated useful life of five years. Amortization expense for the three months ended September 30, 2019 and 2018 $6,911 and $6,864, respectively. The table below sets forth our license and patents as of September 30, 2019 and June 30, 2019.

	September 30, 2019	June 30, 2019
	(unaudited)
William Marsh Rice University	$40,000	$40,000
University of Arizona	15,000	15,000
Bayer acquired patents	137,743	137,743
	192,743	192,743
Less: accumulated amortization	181,360	174,449

Total licenses and patents, net	$11,383	$18,294

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

As of September 30, 2019, and June 30, 2019, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. As of September 30, 2019, and June 30, 2019, the Company held no investments. The Company hired an independent resource to value its derivative liability as follows (unaudited):

Fair Value Table

	Balance at September 30, 2019	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$21,810	$-	$-	$21,810
Liability for insufficient shares	-	2,497,955	-	2,497,955

	$21,810	$2,497,955	$-	$2,519,765

Level Three Roll-forward

	Derivative Liability	Total

Balance June 30, 2019	$45,692	$45,692
Addition of derivative liabilities	50,522	50,522
Settlement of derivative liabilities	(45,692)	(45,692)
Change in fair value	(28,712)	(28,712)
Balance September 30, 2019	$21,810	$21,810

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – DEBENTURES

The following table sets forth activity associated with the convertible and non-convertible debentures:

	September 30,	June 30,	Debenture
	2019	2019	Reference
	(unaudited)

Convertible debentures issued in September 2014	$25,050	$25,050	A
Convertible debentures issued in April - June 2016	1,060,716	1,218,772	B
Convertible debenture issued in August 2016	200,000	200,000	B
Convertible debentures issued in January - March 2017	60,000	60,000	C
Convertible promissory notes issued in March 2017	222,350	222,350	D
Convertible debenture issued in June 2017	-	100,000	E
Convertible debenture issued in July 2017	100,000	100,000	F
Convertible debenture issued in September 2017	150,000	150,000	G
Convertible debenture issued in November 2017	27,000	27,000	H
Convertible debenture issued in December 2017	75,000	75,000	I
Convertible debenture issued in February 2018	45,000	45,000	J
Convertible debentures issued in March 2018	65,000	65,000	K
Convertible debentures issued in April 2018	100,000	60,000	L
Convertible debentures issued in April 2018	70,000	70,000	M
Convertible debentures issued in April 2018	20,000	20,000	N
Convertible debentures issued in June 2018	-	40,000	O
Convertible debentures issued in July 2018	45,000	45,000	P
Convertible debentures issued in August 2018	30,000	30,000	Q
Convertible debentures issued in September 2018	25,000	25,000	R
Convertible debentures issued in December 2018	52,000	52,000	S
Non-convertible debentures issued in July 2019	175,000	-	T

	2,547,116	2,630,172
Less: unamortized discount	30,351	27,724

	2,516,765	2,602,448
Less: current portion	2,388,041	2,467,106

Total convertible debentures, net of current portion	$128,725	$135,342

A) September 2014 Convertible Debenture

Between September 16, 2014 and October 28, 2014, the Company entered into Convertible Debenture Agreements to obtain a total of $500,050 in gross proceeds from five non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures have terms of five years maturing between September 16, 2019 and October 30, 2019. The Debentures bear interest at the rate of 6% per annum and are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.15 per share at any date and will receive an equal number of warrants having a strike price of $0.30 per share and a term of five years. None of the Debentures were converted into common shares during the three months ended September 30, 2019. As of the date of this filing the notes are past due.

Interest expense for the three months ended September 30, 2019 and 2018 was $384 and $384, respectively.

As of September 30, 2019 and June 30, 2018, $25,050 of principal was outstanding.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

B) April – June, August, October and November 2016 Convertible Debentures

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $609,595, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the three months ended September 30, 2019, and 2018, of $2,564 and $2,564, respectively.

Interest expense for the three months ended September 30, 2019, and 2018, of $24,881 and $26,067, respectively.

During the years ended June 30, 2018 and 2017, $455,000 and $285,000 of principal was converted into 3,791,666 and 2,375,000 shares of common stock, respectively. As of September 30, 2019 and June 30, 2019, $1,260,716 and $1,418,772 of principal was outstanding, respectively. Maturities totaling $825,000 of principal have been extended for one year until March and April of 2019. As of the date of this filing the notes are past due.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

C) January-March 2017 Convertible Debentures

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $73,250, recorded as debt discount and is amortized using the effective interest rate method over the life of the loans, two years. The Company recognized accretion of debt discount expense for the three months ended September 30, 2019 and 2018 of $2,595 and $1,547, respectively.

During the year ended June 30, 2018, $200,000 of these debentures converted into 1,666,667 shares of common stock.

Interest expense for the three months ended September 30, 2019 and 2018 of $2,085 and $1,210, respectively.

As of September 30, 2019 and June 30, 2019, $60,000 of principal was outstanding. As of the date of this filing the notes are past due.

D) March 2017 Convertible Promissory Notes

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

The Company recognized accretion of debt discount expense for the three months ended September 30, 2019 and June 30, 2019 of $0.

Interest expense for the three months ended September 30, 2019 and 2018 of $3,811 and $0, respectively.

As of September 30, 2019, and June 30, 2019, $222,350 of principal was outstanding, respectively. During the year ended June 30, 2018, the Company paid $319,500 of principal. As of the date of this filing the notes are past due.

E) June 2017 Convertible Debenture

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $54,340, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. Interest expense was recorded for the three months ended September 30, 2019 and 2018 of $0. The Company recognized accretion of debt discount expense for the three months ended September 30, 2019 and 2018 of $0. In July 2019, the debenture and interest payable were converted to 6,136,363 shares of common stock.

F) July 2017 Convertible Debenture

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,010 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized a fair value of the common shares issued at $100,000. The Company recorded a debenture discount of $53,876 and a beneficial conversion expense of $45,544. The Company recognized accretion of debt discount expense for the three months ended September 30, 2019 and 2018 of $0. As of September 30, 2019, and June 30, 2019, $100,000 of principal was outstanding. In May 2018 the maturity date was extended to February 1, 2019. As of the date of this filing the note is past due.

Interest expense for the three months ended September 30, 2019 and 2018 was $17,066 and $0, respectively.

G) September 2017 Convertible Debenture

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,420 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized a fair value of the common shares issued at $165,000. The Company recorded a debenture discount of $82,720 and a beneficial conversion expense of $45,219. The Company recognized accretion of debt discount expense for the three months ended September 30, 2019 and 2018 of $0. As of September 30, 2019, and June 30, 2019, $150,000 of principal was outstanding. In May 2018 the maturity date was extended to February 1, 2019. As of the date of this filing the note is past due.

Interest expense for the three months ended September 30, 2019 and 2018 was $21,100 and $0.

H) November 2017 Convertible Debenture

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $8,310 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 24 months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2019 and 2018 of $845 and $780, respectively. Interest expense for the three months ended September 30, 2019 and 2018 of $552 and $552, respectively. As of September 30, 2019 and June 30, 2019, $27,000 of principal was outstanding. As of the date of this filing the note is past due.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

I) December 2017 Convertible Debenture

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $16,176 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $41,175 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2019 and 2018 of $0. Interest expense for the three months ended September 30, 2019 and 2018 of $16,924 and $0, respectively. As of September 30, 2019 and June 30, 2019, $75,000 of principal was outstanding. As of the date of this filing the note is past due.

J) February 2018 Convertible Debenture

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $9,046 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,546 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2019 and 2018 of $0 and $6,761, respectively. Interest expense for the three months ended September 30, 2019 and 2018 of $12,738 and $0, respectively. As of September 30, 2019 and June 30, 2019, $45,000 of principal was outstanding. As of the date of this filing the note is past due.

K) March 2018 Convertible Debenture

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $6,625 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $23,374 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2019 and 2018 of $0 and $8,677, respectively. Interest expense for the three months ended September 30, 2019 and 2018 of $11,804 and $0, respectively was recognized. As of September 30, 2019 and June 30, 2018, $30,000 of principal was outstanding. As of the date of this filing the note is past due.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $8,702 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $26,298 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2019 and 2018 of $0 and $12,254, respectively. Interest expense for the three months ended September 30, 2019 and 2018 of $12,562 and $0. As of September 30, 2019 and June 30, 2018, $35,000 of principal was outstanding. As of the date of this filing the note is past due.

L) April 2018 Convertible Debenture

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $6,175 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $41,175 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2019 and 2018 of $0 and $20,673, respectively. Interest expense for the three months ended September 30, 2019 and 2018 of $16,673 and $0, respectively was recognized. As of September 30, 2019 and June 30, 2019, $100,000 and $60,000, respectively, of principal was outstanding. As of the date of this filing the note is past due.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $0 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,188 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 2 years. The Company recognized accretion of debt discount expense for the three months ended September 30, 2019 and 2018 of $3,991 and $3.685, respectively. Interest expense for the three months ended September 30, 2019 and 2018 of $1,431 and $2,458 was recognized, respectively. As of September 30, 2019 and June 30, 2019, $70,000 of principal was outstanding. In July of 2020, the Company entered into an extension agreement with the Note Holder to extend the maturity date of the note to April 2022.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $4,384 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $14,384 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 2 years. The Company recognized accretion of debt discount expense for the three months ended September 30, 2019 and 2018 of $1,851 and $1,709, respectively. Interest expense for the three months ended September 30, 2019 and 2018 of $409 and $724 was recognized, respectively. As of September 30, 2019 and June 30, 2019, $20,000 of principal was outstanding. As of the date of this filing the note is past due.

O) June 2018 Convertible Debenture

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $8,044 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,957 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2019 and 2018 of $0 and $13,583, respectively. Interest expense for the three months ended September 30, 2019 and 2018 of $0 was recognized. In July 2019, the debenture and interest payable were converted into 3,287,458 of common shares.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

P) July 2018 Convertible Debenture

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $7,235 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $33,485 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2019 and 2019 of $0 and $12,260, respectively. Interest expense for the three months ended September 30, 2019 and 2018 of $12,615 and $3,600, respectively was recognized. As of September 30, 2019 and June 30, 2018 $45,000 of principal was outstanding. As of the date of this filing the note is past due.

Q) August 2018 Convertible Debenture

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $5,160 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $22,659 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2019 and 2018 of $0 and $4,450. Interest expense for the three months ended September 30, 2019 and 2018 of $12,170 and $2,400, respectively was recognized. As of September 30, 2019 and June 30, 2018, $30,000 of principal was outstanding. As of the date of this filing the note is past due.

R) September 2018 Convertible Debenture

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $4,475 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,058 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2019 and 2018 of $0 and $1,067, respectively. Interest expense for the three months ended September 30, 2019 and 2018 of $12,176 and $2,000, respectively was recognized. As of September 30, 2019 and June 30, 2019, $25,000 of principal was outstanding. As of the date of this filing the note is past due.

S) December 2018 Convertible Debenture

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $6,835, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the three months ended September 30, 2019 and 2018, of $834 and $264, respectively.

Interest expense for the three months ended September 30, 2019 and 2018, was $1,063 and $300, respectively. As of September 30, 2019 and June 30, 2019, $52,000 of principal was outstanding. As of the date of this filing the notes are past due.

T) July 2019 Non-Convertible Debentures

In July 2019, the Company entered into Non- Convertible Promissory Notes to obtain $175,000 in gross proceeds from non-affiliated parties (collectively hereinafter referred to as the “Note Holders”) in exchange for the non-convertible promissory notes in the principal amount of $175,000. The Note Holders received warrants to purchase 700,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a purchase price of $0.025 per share (each, a “Warrant”) over a period of three years. The promissory note has a term of approximately 12 months maturing in July 2020 and stipulates an interest charge of ten percent (10%) shall be paid quarterly. The promissory note is pre-payable by the Company at any time without penalty.

In accounting for the non-convertible promissory note, the company allocated the fair value of the warrants to the proceeds received in the amount of $15,530 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 12 months. The Company recognized accretion of debt discount expense for the three months ended September 30, 2019 of $3,883. Interest expense for the three months ended September 30, 2019 of $2,700 was recognized. As of September 30, 2019 $175,000 of principal was outstanding. In July of 2020, the Company entered into an extension agreement with the Note Holders to extend the maturity date of the notes to July 2021.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Warrant Liability

The Company issued warrants to purchase 700,000 shares of its common stock in connection with the non-convertible debentures in note T above during the three months ended September 30, 2019 and recorded these outstanding warrants as a liability at fair value utilizing a Black-Scholes-Merton model. This liability is subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The assumptions utilized in this model for warrants issued during the three months ended September 30, 2019 are presented below (unaudited).

September 30, 2019
Expected volatility	126.70%
Expected dividend yield	0.0%
Risk-free interest rates	1.63%
Expected term (in years)	2.78 - 2.79

Debt Issuance Costs

The costs related to the issuance of debt are presented on the balance sheet as a direct deduction from the related debt and amortized to interest expense using the effective interest method over the maturity period of the related debt. Amortization expense for the three months ended September 30, 2019 and 2018 was $2,895 and $90,010 respectively.

NOTE 6 – NOTES PAYABLE

Promissory Note

In September 2018, the Company issued a promissory note secured by the Company’s CEO for $20,000 with interest rate of 6%, maturing on March 9, 2019. The note is convertible into the Company’s common stock, at the lenders discretion, at a rate of $.04 per share, with warrants to purchase an equal amount of stock. Interest expense for the three months ended September 30, 2019 and 2018 was $0 and $69, respectively. As of September 30, 2019 and June 30, 2019, $20,000 of principal was outstanding.

NOTE 7 – EQUITY TRANSACTIONS

Common Stock

On August 6, 2019, the Company purchased the distributed ledger technology assets of Capstan Platform, Inc. for $650,000 payable in common shares or cash. The company issued 9,718,182 and 3,527,337 common shares during August 2019 and March 2021, respectively, and 6,095,535 remain issuable at the date of this filing. The number of shares issued is determined by using a five-day average, prior to the date of issuance, of our common stock closing price. During the three months ending September 30, 2019 the aggregate fair value of the 9,718,182 issued in such period was $277,940. The remaining amount due to the seller as of September 30, 2019 of $372,060 has been recorded in accrued expenses. See Note 1 – “Basis of Presentation” for additional information.

During the three months ended September 30, 2019, the Company issued 15,068,772 shares for $365,558 in consulting services, $128,968 of which was accrued at June 30, 2019.

During the three months ended September 30, 2019, the Company issued 282,348 shares of common stock at the fair market value of $8,470 for payment of debenture interest.

During the three months ended September 30, 2019, the Company issued 21,926,474 shares of common stock at the fair market value of $779,705 for payment of debenture conversions of which $578,946 was accrued at June 30, 2019.

During the three months ended September 30, 2019, the Company amortized a market value of $214,882 of stock paid for future services.

In total, the Company has recorded a fair market value of $457,792 for common stock payable to accrued expenses as of September 30, 2019.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Warrants

A summary of activity of the Company’s stock warrants for the three months ended September 30, 2019 is presented below (unaudited):

			Weighted
	Weighted		Average	Weighted
	Average		Remaining	Average	Aggregate
	Exercise	Number of	Contractual	Grant Date	Intrinsic
	Price	Warrants	Term in Years	Fair Value	Value

Balance as of June 30, 2019	0.10	44,913,101	1.83	0.08	$-
Expired	-	-	-	-	-
Granted	0.030	700,000	2.79	0.030	-
Exercised	-	-	-	-	-
Cancelled	0.12	(250,000.00)	-	0.12	-

Vested and exercisable as of September 30, 2019	$0.10	45,363,101	1.64	$0.08	$-

Outstanding warrants at September 30, 2019 expire during the period October 2019 to December 2023 and have exercise prices ranging from $0.03 to $0.30, valued at $4,696,468. These warrants are issued for salary conversions of employees and consultants, and the origination warrants related to debentures.

NOTE 8 – STOCK-BASED COMPENSATION

The Company follows FASB Accounting Standards Codification (“ASC”) 718 “Compensation — Stock Compensation” for share-based payments which requires all stock-based payments, including stock options, to be recognized as an operating expense over the vesting period, based on their grant date fair values.

In October 2009, the Board of Directors authorized the approval of a stock option plan covering 7,500,000 shares of common stock, which was increased to 10,000,000 shares in December 2009 and approved by stockholders in January 2010. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of September 30, 2018, 9,200,000 options have been granted, with terms ranging from five to ten years, and 800,000 have been cancelled leaving a balance of 8,400,000 of options outstanding. During the three months ended September 30, 2019, we issued 1,500,000 shares of restricted stock out of the plan, leaving 100,000 options or grants available for grant under the plan.

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

In January 2013 the Board of Directors authorized the approval of a stock option plan covering 20,000,000 shares of common stock, which was increased to 60,000,000 shares in March 2013 and approved by stockholders in March 2013. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of September 30, 2019, 72,653,473 options have been granted, with terms ranging from five to ten years, 3,325,000 have been exercised and 18,886,559 have been cancelled, and 50,441,914 remain outstanding.

On February 17, 2016, the Shareholders approved the 2015 Employee Benefit and Consulting Services Compensation Plan covering 15,000,000 shares. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of September 30, 2019, 4,900,000 options have been granted with a term of five years, and 1,625,000 have been cancelled leaving a balance outstanding of 3,275,000 options.

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

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the activity of the Company’s stock options for the three months ended September 30, 2019 is presented below (unaudited):

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of June 30, 2019	$0.07	109,908,433	3.93	$0.09	$-
Expired	-	-	-	-	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled	-	-	-	-	-

Balance as of September 30, 2019	$0.07	109,908,433	3.37	$0.09	$-

Vested and exercisable as of September 30, 2019	$0.07	106,158,433	3.37	$0.09	$-

Outstanding options at September 30, 2019, expire during the period October 2019 to June 2026 and have exercise prices ranging from $0.02 to $0.17.

Compensation expense associated with stock options for the three months ended September 30, 2019 and 2018 was $37,366 and $207,452 respectively and was included in general and administrative expenses in the condensed consolidated statements of operations.

At September 30, 2019, the Company had 3,750,000 shares of nonvested stock option awards. The total cost of nonvested stock option awards which the Company had not yet recognized was $32,387. Such amounts are expected to be recognized in the current year.

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table sets forth the computation of basic and diluted loss per share (unaudited):

	Three Months Ended
	September 30,
	2019	2018

Net loss	$(2,968,994)	$(1,624,946)

Weighted average common shares outstanding:
Basic and diluted	606,938,649	471,961,937

Basic and diluted loss per share	$(0.00)	$(0.00)

QUANTUM MATERIALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Agreement with University of Arizona

Solterra entered into an exclusive Patent License Agreement with the University of Arizona (“UA”) in July 2009. On March 3, 2017, Solterra entered into an amended license agreement with UA. Pursuant to UA License Agreement, as amended, Solterra is obligated to pay minimum annual royalties of $50,000 by June 30, 2017, $125,000 by September 15, 2017 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the consumer price index. Such minimum royalty payments shall be credited against royalties due in each respective royalty year, July 1 to June 30, following the due date. Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. The UA License Agreements and subsequent amendments have been filed on Form 8-K and are incorporated by reference herein. The Company is in the process of renegotiating the minimum royalty commitments and while oral modifications have been agreed to a final amendment has not been finalized. As of September 30, 2019, no royalties have been accrued for this obligation.

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

Rental expense for the operating lease for the three months ended September 30, 2019 and 2018 was $24,407 and $18,864, respectively.

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

(Unaudited)

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

(Unaudited)

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

The Company expects to be successful in the L2 and SBI litigation. The ultimate outcome is not determinable and as such, no liability has been recorded for this contingent liability at September 30, 2019.

CAUSE NUMBER: PSC190273; Riverside California

Edward James Schloss file a complaint against Quantum Materials Corp and Solterra alleging financial elder abuse, fraud, breach of written contract, breach of oral contract, constructive termination, retaliation, failure to pay wages, waiting time penalties, failure to permit inspection of employee records, unfair competition, intentional infliction of emotional distress and failure to indemnify employee expenses. Mr. Schloss was a former officer and later a contractor to the company after his dismissal and is owed fees. The Company expects to be successful in the litigation. The ultimate outcome is not determinable and as such, no liability has been recorded for this contingent liability at September 30, 2019.

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

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

The following is supplemental disclosure of non-cash investing and financing activities (unaudited):

	Three Months Ended
	September 30,
	2019	2018

Cash paid for interest	$179,109	$-

Cash paid for income taxes	$-	$-

	Three Months Ended
	September 30,
	2019	2018

Conversion of debentures, and accrued interest into shares of common stock	$285,564	$21,342

Allocated value of common stock and warrants issued with convertible debentures	$-	$75,202

Derivative liability issued with convertible debentures	$15,530	$-

Stock issued for purchase of intangible assets	$277,940	$-

Accrued expenses for intangible assets	$372,060

Stock issued for amounts in accounts payable	$-	$61,255

Prepaid expense paid in shares of common stock	$-	$164,588

NOTE 13 – TRANSACTIONS WITH AFFILIATED PARTIES

At September 30, 2019 and 2018, the Company had accrued salaries payable to executives in the amount of $793,151 and $593,075, respectively.

NOTE 14 - SUBSEQUENT EVENTS

Debentures Issuances

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

During the three months ended June 30, 2020, the company issued five convertible debentures for $ 150,000 with a one-year term at 8% annual interest accompanied by warrants to purchase 3,750,000 common shares at fair market value with a five-year term.

During the three months ended September 30, 2020, the company issued seven convertible debentures for $525,000 with a one-year term at 8% annual interest accompanied by warrants to purchase 8,035,725 common shares at fair market value with a five-year term.

During the three months ended December 31, 2020, the company issued three convertible debentures for $ 3,000,000 with a one-year term at 8% annual interest which were subsequently converted into a two convertible notes payable in March 2021 for a total of $7,500,000 as part of the Pasaca Capital investment transactions.

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

On January 26, 2021, Quantum Materials Corp. (the “Company”) and Pasaca Capital Inc. (“Pasaca”) entered into a Securities Purchase and Financing Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, at the first closing, Pasaca will convert three previously issued promissory notes made by the Company payable to Pasaca and loan to the Company an additional $1,500,000 pursuant to a certain Secured Convertible Promissory Note (the “Convertible Note”) made by the Company payable to Pasaca in the principal amount of $4,500,000 (the “Senior Note”). The Senior Note is convertible into 154,228,625 shares of the Company’s common stock (the “Note Shares”). At the second closing, Pasaca will purchase common stock of the Company (“Common Stock”) in an amount such that, after such purchase and the conversion of the Senior Note into the Note Shares, Pasaca will own fifty-one percent (51.0%) of the fully diluted common stock of the Company. The purchase price for the Common Stock to be sold in the second closing is $10,500,000. Pasaca will also have the right to appoint three members to the Company’s Board of Directors. Both the first and second closing are subject to numerous contingencies, as set forth in the Purchase Agreement. In March 2021, the Purchase Agreement was amended and the original notes were revised into two notes. The first Convertible Note dated March 8, 2021 made by the Company payable to Pasaca in the principal amount of $3,450,000. The note is convertible into 118,241,945 shares of the Company’s common stock with a conditional maturity date of June 8, 2021. The second Convertible Note dated March 9, 2021 made by the Company payable to Pasaca in the principal amount of $2,750,000 The note is convertible into 94,250,826 shares of the Company’s common stock with a conditional maturity date of June 9, 2021.

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

Common Share Issuances

During the first three months of calendar year 2021, the company issued 3,333,333 shares due from a subscription agreement entered into during 2019, 2,133,333 in exchange for legal fees payable, 3,527,337 shares in exchange for asset purchase and 2,081,017 shares in exchange for exercise of warrants.

Also, subsequent to September 30, 2019, the company issued 59,728,063 shares related to the conversion of eleven outstanding debentures totaling $680,000 in principal and $320,000 interest common shares. In addition, the Company issued 422,297 shares in exchange for exercise of warrants.

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

The following discussion should be read in conjunction with the Company’s risk factors, condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Form 10-K filed March 23, 2021 for the fiscal year ended June 30, 2019. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company’s actual results could differ materially from those discussed here.

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three-month period ended September 30, 2019 and 2018 have been included.

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

The Federal Drug Administration (“FDA”) has issued emergency use authorization (“EUA”) for medical tests that diagnose Covid-19. The FDA is responsible for protecting the public health by ensuring safety, efficacy, and security of all human and veterinary drugs, biological products, and medical devices. With regards to medical tests, the FDA usually does this by making manufacturers meet rigorous guidelines in an approval process that can take many months. During an emergency, such as a pandemic, it may not be possible to have all the evidence that the FDA would usually have before approving a medical test. If there’s evidence that strongly suggests that patients have benefited from a test, the agency can issue an EUA to make it available. One of the minimum requirements for granting EUA is that the known and potential benefits of the test outweigh the known potential risks. However, this is a minimum requirement and not the standard. The minimum standard can be met and EUA is still not given; there may be additional requirements, such as the test meeting reasonable thresholds for safety and effectiveness and/or people in urgent need of care based on a diagnosis. EUAs are only given during a declared emergency; outside of this, an EUA is never given.

Once the pandemic is over and should FDA EUA of Covid-19 tests be revoked. The 510K approval process which requires validation and submission of the test for FDA 510(k) clearance, which is one of the normally used medical device regulatory pathways for FDA approval would be required to continue to sell the test kits in the USA.

It is important to note that QMC is collaborating with a leading university in the medical field and intends to initially pursue the FDA EUA while also pursuing the FDA 510(k) clearance of its test platform for non-covid related testing. QMC also intends to pursue regulatory approvals in one or more foreign jurisdictions.

The time required to complete either the FDA EUA or the FDA 510(k) approval process can vary widely, and approval is not guaranteed the same holds true for regulatory approvals outside the USA.

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

License Agreement

In November 2018, the Company entered into a license and development agreement with Amtronics India LLC related to the volume production of quantum dots in Assam, India. The agreement is part of a larger project for the design, training, research and development of a quantum dot manufacturing facility in Assam. This project has been under discussion for nearly three years. A ground-breaking ceremony took place in Assam on January 16, 2019, and the Company anticipated operations being established and operational prior to year-end 2019. In addition to an upfront fee and royalty, the agreement provides for the Company to sell equipment and training services, which the Company expects will provide additional revenues. The project was delayed due to historic flooding in the region during 2019 and 2020. The project was and continues to be delayed due to the severe Covid-19 outbreak and subsequent quarantine occurring throughout India. Construction on the project has resumed and planning for a new timeline has begun.

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

The Company received advanced payments from Amtronics India LLC related to its exclusive license and development agreement related to the production of quantum dots in Assam, India (“License Agreement”), which have been recorded as contract liabilities and will be recognized as revenue in accordance with ASC Topic 606 once the performance obligations are met. As of September 30, 2019, and 2018 contract liabilities were $1,197,973 and $500,000, respectively. The current liability represents the next twelve months’ portion of the license fees revenue. For each of the period ended September 30, 2019 and 2019, no revenue was recorded related to the License Agreement.

In addition to Company’s efforts to commercialize its QD-LED remote phosphor technology for displays, the Company plans for its core focus in the first half of 2019 to be research and development for the optimization of its 3rd generation perovskite QD based solar technology in preparation of scaling up to commercial production levels in Assam, India.

We have continued to maintain aggressive cost control measures, never forgetting this is a marathon and not a sprint. We are continuing to focus more resources on developing our continuous flow technology. We also have utilized investment funds to further develop our QDX Ledger anti-counterfeiting technology as well as related HeathID platform for pandemic and other diagnostic testing analysis, tracking and reporting. To further streamline our operations, we have continued to analyze our operating costs and make reductions whenever and wherever possible.

Recent Developments – COVID-19 pandemic

The recent COVID-19 pandemic and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that has negatively impacted, and may continue to negatively impact, global demand for our products and services. See part Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the SEC on March 23, 2021, for further discussion.

Cybersecurity

Cybersecurity refers to a set of practices and techniques used to protect the integrity of networks, applications and data from attack, damage, loss or unauthorized access. The use of cybersecurity measures can help prevent cyber-attacks, data breaches, and identity theft and can aid in risk management.

Confidentiality, integrity and availability, also known as the CIA triad, is a model designed to guide policies for information security within an organization.

Confidentiality: Protecting confidentiality is dependent on being able to define and enforce certain access levels for information.

Integrity: Integrity is defined as protecting data from deletion or modification from any unauthorized party, and it ensures that when an authorized person makes a change that should not have been made the damage can be reversed.

Availability: Authentication systems, access vectors and systems functionality are all paramount for the information they protect and ensure it’s available when it is needed.

The following is a brief representation of QMC HealthID™ and QDX Platform Cybersecurity measures currently in place.

●	Penetration testing: simulates a malicious attack in order to perform in-depth business logic testing and determine the feasibility and impact of an attack. The testing is performed internally and externally to the system.

●	Tested development, testing and production environments when typically, only production environments are tested.
●	Cold test results were very good with only one critical and one high vulnerability very few medium and low vulnerabilities.

●	Application security testing:

●	Currently, a relatively manual process of assuring our applications are more resistant to security threats, by identifying security weaknesses and vulnerabilities in source code.

●	Code static analysis

●	Sonarqube is an open-source platform developed by SonarSource for continuous inspection of code quality to perform automatic reviews with static analysis of code to detect bugs, code smells, and security vulnerabilities on 20+ programming languages.

●	Library vulnerability reporting

●	Partially automated process of researching and scanning third-party software components in use.

●	Container vulnerability scanning (ECR)

●	Amazon Elastic Container Registry (ECR) is a fully managed container registry that makes it easy to store, manage, share, and deploy verified container images and artifacts anywhere.

●	Virtual machine vulnerability scanning (AlertLogic)

●	Alert Logic service is MDR (Managed Detection & Response), which is an always-on always-aware breach detection/response system

●	Containers always get security updates when they are built

●	All Kubernetes containers automatically notify the team when there are new security updates to be completed.

●	Encryption

●	All data is encrypted at rest and in transit.
●	No PII or PHI data is stored on any end-user device.

●	Segregation/Isolation

●	Production environment is logically and physically isolated from dev/test
●	Each element is contained within a separate VPC (virtual private cloud)
●	Each separate VPC requires a VPN (virtual private network) connection in order to access.

●	Access

●	Complex password policies are enforced
●	Role based access control within dev/text/production environments
●	Multi-Factor Authentication is enforced within systems requiring higher levels of access control

●	Healthcare data security and availability standards in use within appropriate deployed platforms

●	FHIR

●	Rapidly exchange data in the HL7 FHIR standard format with a single, simplified data management solution for protected health information (PHI). Azure API for FHIR lets you quickly connect existing data sources, such as electronic health record systems and research database

●	HITRUST

●	The Health Information Trust Alliance Common Security Framework (HITRUST CSF) leverages nationally and internationally accepted standards and regulations such as GDPR, ISO, NIST, PCI, and HIPAA to create a comprehensive set of baseline security and privacy controls

Liquidity and Capital Resources

Going Concern

The Company recorded losses from continuing operations in the period presented and has a history of losses. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, obtain revenues from operations, raise additional capital, and/or obtain debt financing.

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

The Company has continued to maintain aggressive cost control measures, although we plan on increasingly to focus more resources on research and development as we did during the last half of fiscal year 2019 and fiscal year 2020. To further streamline operations, the Company has continued to analyze its operating costs and to make reductions where management believes prudent. To that end, we changed transfer agents during June 2019 in order to further reduce overhead cost and has made additional cost cutting measures.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

As of September 30, 2019, we had a working capital deficit of $9,758,002, with total current assets and liabilities of $32,260 and $9,790,262 respectively. Included in the liabilities are $793,151 owed to our officers, directors and employees for services rendered and accrued through September 30, 2019, $2,516,766 of debentures, net of unamortized discount and $20,000 of notes payable that are due within one year. As a result, we have relied on financing through the issuance of common stock and convertible debentures.

As of September 30, 2019, we had cash and cash equivalent assets of $8,735. We continue to incur losses in operations. Over the past five years we have primarily relied on sales of common stock and debt instruments to support operations as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into securities of the Company. Management believes it may be necessary for the Company to rely on external financing to supplement working capital to meet the Company’s liquidity needs in the fiscal years ended 2020 and 2021; the success of securing such financing on terms acceptable to the Company, if at all, cannot be assured. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Three Months Ended
	September 30,
	2019	2018

Operating activities	$(159,684)	$(184,090)
Investing activities	(7,059)	-
Financing activities	$175,000	$203,900

Operating Activities. Net cash used in operating activities was $159,684 for the three months ended September 30, 2019 compared to $184,090 for the same period of 2018, a decrease in cash used of $24,406. The decrease was primarily attributable to an increase in the cash provided by working capital accounts of $156,961 offset in part by an increase in cash used of $135,278 from an increase in net loss and non-cash reconciling items.

Investing Activities. Net cash used in investing activities was primarily related to purchases of equipment. Purchases of capital equipment were $7,059 and $0, respectively in the three months ended September 30, 2019 or 2018. During the three months ended September 30, 2019, purchases primarily relate to computers and lab equipment whereas there were no purchases of capital equipment during the three months ended September 30, 2018.

Financing Activities. Net cash provided by financing activities was $175,000 for the three months ended September 30, 2019 compared to $203,900 for the same period of 2018, a decrease of $28,900. The decrease is primarily due to a decrease in proceeds from the issuance of stock and notes payable of $109,900 offset in part by an increase in proceeds from convertible debentures of $75,000.

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes we will be able to meet our obligations and continue our operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these condensed consolidated financial statements do not give effect to adjustments that would be necessary to reflect the carrying value and classification of assets and liabilities should we be unable to continue as a going concern.

Our primary sources of liquidity have historically been the issuance of common stock and debentures. The Company may raise additional capital through future equity raises or debt. Until the Company generates positive cash flow from operations, the Company anticipates that its primary sources of liquidity will continue be cash on hand and the issuance of additional debentures. Additional financing may not be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of its existing stockholders would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of common stock. The Company believes that it has sufficient cash and capital resources to operate its business for at least the next twelve months.

Financing Arrangements

Over the course of meeting our capital needs, we have entered into various debentures and debt instruments, which generally have short maturity terms, typically 6 to 24 months. Many of these instruments were accompanied by shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock. The outstanding principal amount of these instruments at September 30, 2019 was $2,547,116. The terms of the instruments are set forth in the following table.

Issuance Date	Outstanding Principal Amount ($) (1)	Interest Rate	Conversion Price ($)	Maturity Term (2)	No. of Shares Exercisable Under Related Warrants	Warrants Strike Price ($)	Warrant Exercise Period
September 2014	25,050	6%	0.15	September 2019 - October 2019	3,333,667	0.30	September 2019
April - June 2016	1,060,716	8%	0.012	March 2018 - April 2019	2,686,590	0.15	August 2021
August 2016	200,000	8%	0.012	August 2018	833,200	0.15	August 2021
January - March 2017	60,000	8%	0.12	January - March 2019	10,831,600	0.15	January 2022 – March 2022
July 2017	100,000	8%	0.12	February 2019	250,000	0.12	July 2020
September 2017	150,000	8%	0.12	February 2019	375,000	0.12	September 2020
November 2017	27,000	8%	0.12	November 2019	416,600	0.15	November 2022
December 2017	75,000	8%	0.12	March 2019	250,000	0.12	December 2020
February 2018	45,000	8%	0.12	February 2019	500,000	0.12	December 2020
March 2018	65,000	8%	0.12	March 2019	500,000	0.12	March 2021
April 2018	100,000	8%	0.12	March 2019	500,000	0.12	March 2021
April 2018(3)	70,000	8%	0.12	April 2021	200,000	0.12	April 2021
April 2018	20,000	8%	0.12	April 2020	1,166,660	0.15	April 2023
July 2018	45,000	8%	0.12	January 2019	1,000,000	0.12	June 2021
August 2018	30,000	8%	0.12	March 2019	1,000,000	0.12	August 2021
September 2018	25,000	8%	0.12	April 2019	1,000,000	0.12	September 2021
December 2018	52,000	8%	0.08	December 2020	262,458	0.15	December 2023
July 2019(3)	175,000	10%	-	July 2020	700,000	0.025	July 2022

(1)	This table does not include $222,350 of promissory notes held by SBI Investments LLC, 2014-1, and L2 Capital, LLC issued as consideration for an equity line of credit that did not close in the form of promissory notes, which bear interest at 8% per annum, matured on December 29, 2017 and are considered past due at the time of this report. The promissory notes are convertible into unregistered and restricted shares of shares of the Company’s common stock only if there is an Event of Default, as defined in the notes. These amounts are subject to ongoing litigation, and the Company does not intend to pay the balances or honor a conversion until the litigation has concluded. See Note 11 to the Notes to Condensed Consolidated Financial Statements.
(2)	As of the date of this report, with the exception of the April 2018 $100,000 debt instrument and the July 2019 $175,000 debt instrument, the notes are past due.
(3)

As of the date of this report the Company has received executed extension agreements for the following notes. The maturity date for the April 2018 note for $70,000 and the July 2019 note for $175,000 have been extended to April 2022 and July 2021, respectively.

Results of Operations

Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018.

General and administrative expenses

During the three months ended September 31, 2019, the Company incurred $1,043,085 of general and administrative expenses compared with $1,361,732 incurred in the three-month period ended September 30, 2018, a decrease of $318,647, or 23.4%. The decrease in general and administrative expenses was primarily due to decreases in professional fees, stock-based compensation, legal and audit expenses offset in part by increases in general corporate expenses and compensation expense.

Included in general and administrative expenses for the three months ended September 30, 2019 and 2018 are the following:

	Three Months Ended
	September 30,		Increase/
	2019	2018	(Decrease)%

Compensation	$197,795	$155,533	$42,261	27.2%
Stock-based compensation	37,336	207,452	(170,116)	-82.0%
Legal and audit expenses	55,404	137,748	(82,344)	-59.8%
Travel expenses	16,670	5,180	11,491	221.8%
Corporate expenses	322,977	183,578	139,399	75.9%
Other professional fees	381,157	640,372	(259,215)	-40.5%
Depreciation	24,834	25,006	(172)	-0.7%
Amortization	6,911	6,864	47	0.7%

Total General and Administrative Expenses	1,043,085	1,361,732	$(318,647)	-23.4%

Research and development expenses

During the three months ended September 30, 2019, the Company incurred $27,212 of research and development expenses, a decrease of $4,125, or 15.2% from the $23,087 recorded for the three months ended September 30, 2018. The decrease is primarily due to decreased expenditures for lab equipment, repairs and maintenance, and chemicals and consumables in the San Marcos facility.

Beneficial conversion feature on convertible debenture

During the three months ended September 30, 2019 the Company incurred no beneficial conversion expense compared to $16,870 recorded for the three months ended September 30, 2018. The decrease in beneficial conversion expenses of $16,870, or 100% was due primarily to the issuance of non-convertible debentures.

Interest expense, net

Interest expense recorded for the three months ended September 30, 2019 was $196,915 compared to $51,085 in the three months ended September 30, 2018, an increase of $145,830, or 74.1%. The increased interest expense recorded in the three months ending September 30, 2019 was primarily related an increase in charges related to default interest.

Change in value of derivative liability

During the three months ended September 30, 2019 the Company recorded a benefit of $28,712 related to the change in value of derivative liability. The benefit is primarily related to the change in value at the settlement of a convertible debenture feature issued in March and May of 2017. During the three months ended September 30, 2018 the Company recorded an expense of $82,162 related to the change in value of derivative liability. The expense is related to the change in value of the “make-whole” provision issued in relation to debenture extensions during the fourth quarter of 2018.

Accretion of debt discount

During the three months ended September 30, 2019 the Company recorded $2,895 of accretion of debt discount expense, a decrease of $87,115 from the $90,010 recorded for the three months ended September 30, 2018. The decrease in accretion of debt discount expense is primarily related to the issuance of the convertible debentures during the quarter.

Change in value of insufficient shares liability

During the three months ended September 30, 2019, the company recorded a $1,785,261 loss related to the change in value of insufficient shares liability compared to $0 during the three months ended September 30, 2018. As of September 30, 2019, the Company has 750,000,000 shares authorized resulting in approximately 23,756,489 of insufficient shares and the recording of a $1,785,261 loss for the fair value of insufficient shares. As of September 30, 2018, there was no insufficient share liability.

	Three Months Ended
	September 30,		Increase/
	2019	2018	(Decrease)%
Statement of Operations Information:

Revenues	$-	$-	$-	0.0%
General and administrative	1,043,085	1,361,732	(318,647)	-23.4%
Research and development	27,212	23,087	4,125	17.9%
Beneficial conversion expense	-	16,870	(16,870)	-100.0%
Interest expense, net	196,915	51,085	145,830	285.5%
Change in value of derivative liability	(28,712)	82,162	(110,874)	-134.9%
Accretion of debt discount	2,895	90,010	(87,115)	-96.8%
Change in value of insufficient shares liability	1,785,261	-	1,785,261	N/A

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

As of June 30, 2019, an evaluation was carried out under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2019, because of material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2019, of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of September 30, 2019 due as described below.

Management did not maintain effective procedures in the areas of review of our annual report on Form 10-K, review of third-party valuation reports and income taxes. These material weaknesses resulted from the lack of timely and effective review of the Company’s period-end closing process and adequate personnel and resources. Specifically,

●	The Company’s Form 10-Q and other filings need to be reviewed thoroughly by management on a timely basis. Management’s responsibility is to oversee that the Company is capable of developing accurate and timely financial information. The Company must reinforce procedures to ensure that Form 10-K as well as other required filings are done on a timely and accurate basis.
●	The Company is small and does not have sufficient staff to maintain satisfactory separation of duties.
●	Management reviewed all information available to them from the outside consultant’s valuation reports, which included all external models, however, all inputs of the consultants’ model were not available to management and were not verified by the management. A more thorough review which includes all inputs of the models used by the consultants will ensure no additional journal entries need to be recorded.
●	Management identified a few non-material unauthorized payments and access to internal systems by a former officer that occurred during the past 27 months. We have taken remediation steps including establishing a weekly review and approval of all payables, separation of duties for entry of payables, separate banking account to fund payroll, utilizing a payroll manager to secure control of payroll releases with a separation of duties and now employ a chief security officer to review all system access and password management.

Remediation Plan

Management is committed to remediating each of the material weaknesses identified above. We have recruited experienced US GAAP/financial reporting professional to augment and upgrade our finance and accounting staff to address issues of accuracy, completeness, adequate segregation of duties, and timeliness in financial statement preparation and reporting. However, we may be unable to remediate this weakness until we have received additional funding that may be necessary to hire additional personnel. Until we have sufficient internal finance and accounting staff, we plan to work closely with external financial advisors to review and monitor our accounting procedures, perform internal audit procedures, and to prepare our consolidated financial statements and reports. In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls. Until we have sufficient internal finance and accounting staff, we plan to work closely with external financial advisors to document the existing financial processes, risk assessment, and internal controls systematically. We believe our recently hired accounting personnel, or through professional engagement of consultants, payroll manager for separation of duties from banking accounts and approvals will improve our documentation and internal control processes and procedures.

Changes in Internal Control over Financial Reporting

During the last fiscal quarter, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as set forth above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the SEC on March 23, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From July 1, 2019 to September 30, 2019, we had the following sales and issuances of unregistered equity securities:

			Consideration Received and Description of Underwriting or		If Option, Warrant or
			Other Discounts to Market Price or Convertible Security		Convertible Security, Security, Terms
Date of Sale	Title of Security	Number Sold	Afforded to Purchases	Exemption from Registration Claimed	of Exercise or Conversion	Security Holder

July 2019	Common Stock	3,287,458	Shares issued for debenture; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Lucas Hoppel
July 2019	Common Stock Warrants	100,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.03 per share through July 15, 2022	Mark Jayaram
July 2019	Common Stock Warrants	600,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.03 per share through July 11, 2022	Yellesphur Jayaram
July 2019	Common Stock	5,000,000	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Steve Squires
July 2019	Common Stock	1,031,384	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Robert Phillips
July 2019	Common Stock	1,119,856	Shares issued for services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Steven Morse
August 2019	Common Stock	6,250,000	Shares issued for debenture; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Matthew and Kassy W. Ockner Community
August 2019	Common Stock	1,875,000	Shares issued for debenture; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Columus Capital Partners LP
August 2019	Common Stock	625,000	Shares issued for debenture; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Columus QP Partners LP
August 2019	Common Stock	2,000,000	Shares issued for debenture; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Lucas Hoppel
August 2019	Common Stock	781,250	Shares issued for debenture; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Protek Financial Services, Inc.
August 2019	Common Stock	769,231	Shares issued for debenture; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Debenedetto Holdings, Inc.
August 2019	Common Stock	484,520	Shares issued for debenture; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Debenedetto Holdings, Inc.
August 2019	Common Stock	3,263,428	Shares issued for asset purchase; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Elizabeth Wiley
August 2019	Common Stock	2,466,439	Shares issued for asset purchase; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Zelma Faye Bragg 2018 Irrevocable Trust
August 2019	Common Stock	2,045,455	Shares issued for asset purchase; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Trusendero Ventures LTD
August 2019	Common Stock	1,433,561	Shares issued for asset purchase; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Kimberly Hatch
August 2019	Common Stock	174,818	Shares issued for asset purchase; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Jihad Elassaad
August 2019	Common Stock	87,407	Shares issued for asset purchase; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Victor Rojas
August 2019	Common Stock	87,407	Shares issued for asset purchase; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Amy Schippers
August 2019	Common Stock	83,909	Shares issued for asset purchase; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Sara Elassaad
August 2019	Common Stock	37,879	Shares issued for asset purchase; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Dr. David Bray
August 2019	Common Stock	37,879	Shares issued for asset purchase; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Pete Harris
August 2019	Common Stock	2,617,194	Shares issued for accounting services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Robert Phillips
August 2019	Common Stock	1,953,161	Shares issued for accounting services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Clark Knopik
August 2019	Common Stock	2,969,184	Shares issued for accounting services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Jay Williams
September 2019	Common Stock	377,993	Shares issued for accounting services; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Celina Morris
September 2019	Common Stock	6,136,363	Shares issued for debenture; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Lucas Hoppel

These transactions were conducted in reliance on the exemptions from the registration requirements of the Securities Act of 1933, as amended, based on the private sale of the securities and the Company’s relationships with the security holders.

Item 3. Defaults Upon Senior Securities

We issued $2,324,766 of convertible and non-convertible debentures between September 2014 and July 2019. The maturities range from March 2018 to December 2021, and $2,079,766 in principal amount of these debentures is past due at the date of this report. In addition, as of September 30, 2019, the Company has accrued approximately $515,288 of past due interest for such debentures. We are currently in discussions with the holders regarding these matters, although we have not obtained a written waiver or entered into an amendment revising these terms. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements”.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On January 26, 2021, Quantum Materials Corp. (the “Company”) and Pasaca Capital Inc. (“Pasaca”) entered into a Securities Purchase and Financing Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, at the first closing, Pasaca will convert three previously issued promissory notes made by the Company payable to Pasaca and loan to the Company an additional $1,500,000 pursuant to a certain Secured Convertible Promissory Note (the “Convertible Note”) made by the Company payable to Pasaca in the principal amount of $4,500,000 (the “Senior Note”). The Senior Note is convertible into 154,228,625 shares of the Company’s common stock (the “Note Shares”). At the second closing, Pasaca will purchase common stock of the Company (“Common Stock”) in an amount such that, after such purchase and the conversion of the Senior Note into the Note Shares, Pasaca will own fifty-one percent (51.0%) of the fully diluted common stock of the Company. The purchase price for the Common Stock to be sold in the second closing is $10,500,000. Pasaca will also have the right to appoint three members to the Company’s Board of Directors. Both the first and second closing are subject to numerous contingencies, as set forth in the Purchase Agreement. In March 2021, the Purchase Agreement was amended and the original notes were revised into two notes. The first Convertible Note dated March 8, 2021 made by the Company payable to Pasaca in the principal amount of $3,450,000. The note is convertible into 118,241,945 shares of the Company’s common stock with a conditional maturity date of June 8, 2021. The second Convertible Note dated March 9, 2021 made by the Company payable to Pasaca in the principal amount of $2,750,000 The note is convertible into 94,250,826 shares of the Company’s common stock with a conditional maturity date of June 9, 2021.

Item 6. Exhibits

10.1	Asset purchase agreement between Capstan Platform Inc. and Quantum Materials Corp. dated August 6, 2019 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 6, 2019)

10.2	Amended Securities Purchase and Financing Agreement *

10.3	Convertible Note *

10.4	Convertible Note *

31(a)	Rule 13a-14(a) Certification — Principal Executive Officer *

31(b)	Rule 13a-14(a) Certification — Principal Financial Officer *

32(a)	Section 1350 Certification — Principal Executive Officer *

32(b)	Section 1350 Certification — Principal Financial Officer *

101.INS	XBRL Instance Document *

101.SCH	Document, XBRL Taxonomy Extension *

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *

101.DEF	Linkbase, XBRL Taxonomy Extension Labels *

101.LAB	Linkbase, XBRL Taxonomy Extension *

101.PRE	Presentation Linkbase *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM MATERIALS CORP.

Date: April 30, 2021	/s/ Stephen Squires
Stephen Squires
Principal Executive Officer

Date: April 30, 2021	/s/ Robert A. Phillips
Robert A. Phillips
Principal Financial Officer

