Form 10-Q
period 2019-12-31
QUANTUM MATERIALS CORP.
filed 2021-06-24
CIK 1403570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

[  ] Yes [X] No

As of June 18, 2021, there were 701,569,276 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2019	2019
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$37,473	$478
Accounts Receivable	-	400
Prepaid expenses and other current assets	22,718	19,191
TOTAL CURRENT ASSETS	60,191	20,069

Property and equipment, net of accumulated depreciation of $492,533 and $446,095	474,491	525,509

Licenses and patents, net of accumulated amortization of $188,271 and $174,449	4,472	18,294
Intangibles	650,000	-

TOTAL ASSETS	$1,189,154	$563,872

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,823,296	$1,629,741
Accrued expenses	3,565,349	1,573,690
Accrued salaries	1,010,801	924,957
Contract liabilities	1,197,973	500,000
Notes payable, net of unamortized discount	20,000	20,000
Short term derivative liability	106,410	45,692
Current portion of convertible debentures, net of unamortized discount	2,351,951	2,467,106
TOTAL CURRENT LIABILITIES	10,075,780	7,161,186

Convertible debentures, net of current portion, unamortized discount and debt issuance costs	325,000	135,342

TOTAL LIABILITIES	10,400,780	7,296,528

Commitments and contingencies (See Note 10)	-	-

STOCKHOLDERS’ DEFICIT

Common stock, $.001 par value, authorized 750,000,000 shares, 639,446,926 and 583,314,787 issued and outstanding at December 31, 2019 and June 30, 2019, respectively	639,447	583,326
Common stock issuable	-	707,914
Additional paid-in capital	50,050,215	47,777,681
Accumulated deficit	(59,901,288)	(55,801,577)
TOTAL STOCKHOLDERS’ DEFICIT	(9,211,626)	(6,732,656)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,189,154	$563,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31		December 31
	2019	2018	2019	2018
	(unaudited)		(unaudited)

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	1,047,916	1,261,793	2,090,908	2,623,525
Research and development	11,954	15,449	39,166	38,536
TOTAL OPERATING EXPENSES	1,059,870	1,277,242	2,130,074	2,662,061

LOSS FROM OPERATIONS	(1,059,870)	(1,277,242)	(2,130,074)	(2,662,061)

OTHER EXPENSE (INCOME)
Beneficial conversion expense	77,452	126,908	77,452	143,778
Interest expense, net	207,004	441,196	403,919	492,281
Change in value of derivative liability	(23,080)	23,706	(51,792)	105,868
Accretion of debt discount	37,276	61,393	40,261	151,403
Change in value of insufficient shares liability	(353,760)	-	1,431,504	-
Loss on settlement of convertible debentures	125,955	-	68,293	-
TOTAL OTHER EXPENSE	70,847	653,203	1,969,637	893,330

NET LOSS	$(1,130,717)	$(1,930,445)	$(4,099,711)	$(3,555,391)

LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	633,277,954	499,897,012	620,108,302	485,929,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

				Additional		Total
	Common Stock		Common Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Issuable	Capital	Deficit	Deficit

	(unaudited)
Balances at June 30, 2019	583,314,787	$583,326	$707,914	$47,777,681	$(55,801,577)	$(6,732,656)

Common stock issued for services	15,068,772	15,069	(128,968)	350,489		236,590

Common stock issued for debenture interest	282,348	282		8,188		8,470

Common stock issued for debenture conversions	21,926,474	21,916	(578,946)	757,789		200,759

Common stock issued for purchase of Capstan	9,718,182	9,718		268,221		277,939

Stock-based compensation				37,336		37,336

Amortization of stock paid for future services				214,882		214,882

Net loss					(2,968,994)	(2,968,994)

Balances at September 30, 2019	630,310,563	$630,311	-	$49,414,586	$(58,770,571)	$(8,725,674)

Common stock issued for debenture interest	1,474,000	1,474		56,026		57,500

Common stock issued for debenture conversions	7,662,363	7,662		292,845		300,507

Stock-based compensation				32,387		32,387

Beneficial conversion feature of debenture				77,452		77,452

Amortization of stock paid for future services				176,919		176,919

Net loss					(1,130,717)	(1,130,717)

Balances at December 31, 2019	639,446,926	$639,447	$-	$50,050,215	$(59,901,288)	$(9,211,626)

				Additional		Total
	Common Stock		Common Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Issuable	Capital	Deficit	Deficit

Balances at June 30, 2018	442,564,332	$442,564	$800,131	$42,030,181	$(46,844,173)	$(3,571,297)

Common stock issued for cash	-	-	73,900	-	-	73,900

Common stock issued for services	3,031,375	3,032	43,333	118,224	-	164,589

Common stock issued for debenture interest	344,055	344	-	20,997	-	21,341

Issuance of common stock issuable	513,333	513	(30,800)	30,287	-	-

Stock-based compensation	-	-	-	207,452	-	207,452

Beneficial conversion feature of debenture	-	-	-	16,870	-	16,870

Allocated value of common stock and warrants related to debenture	0	-	52,765	22,437	-	75,202

Common stock issued in settlement of Derivative liability	4,516,553	4,517	39,652	7,608	-	51,777

Stock options issued for services	0	-	-	-	-	-

Other	0	-	-	(98,645)	-	(98,645)

Net loss	-	-	-	-	(1,624,946)	(1,624,946)

Balances at September 30, 2018	450,969,648	450,970	978,981	42,355,411	(48,469,119)	(4,683,757)

Common stock issued for cash	2,083,333	2,087	-	247,917	-	250,004

Common stock issued for warrant and option exercises	-	-	-	-	-	-

Common stock issued for services	12,016,667	12,020	-	469,650	-	481,670

Common stock issued for debenture interest	385,822	390	-	21,069	-	21,459

Issuance of common stock issuable	14,660,000	14,660	(460,305)	445,645	-	-

Stock-based compensation	-	-	-	327,703	-	327,703

Beneficial conversion feature of debenture	-	-	-	126,908	-	126,908

Allocated value of common stock and warrants related to debenture	-	-	57,366	76,376	-	133,742

Common stock issued in settlement of Derivative liability	12,197,786	12,198	-	417,334	-	429,532

Net loss	-	-	-	-	(1,930,445)	(1,930,445)

Balances at December 31, 2018	492,313,256	$492,325	$576,042	$44,488,013	$(50,399,564)	$(4,843,184)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM MATERIALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31
	2019	2018
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,099,711)	$(3,555,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	63,835	63,788
Amortization of debt issuance costs, stock paid for interest, and debt discount	124,532	401,335
Stock-based compensation	69,723	535,155
Stock issued for services	629,147	1,311,192
Stock issued for interest	65,970	-
Beneficial conversion feature	77,452	143,778
Change in fair value of derivative liability	(51,792)	105,868
Change in value of insufficient share liability	1,431,504	-
Gain on debt extinguishment	68,293	-
Loss on disposal of fixed asset	8,064	-
Accretion of debt discount and warrant expense	40,261	151,403
Effects of changes in operating assets and liabilities:
Accounts receivable	400	-
Prepaid expenses and other current assets	(4,335)	6,238
Accounts payable and accrued expenses	382,738	305,646
Contract liabilities	697,973	-
NET CASH USED IN OPERATING ACTIVITIES	(495,946)	(530,988)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(7,059)	-
NET CASH USED IN INVESTING ACTIVITIES	(7,059)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	333,900
Proceeds from issuance of convertible debentures / promissory note	540,000	500,500
Proceeds from issuance of note payable	-	20,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	540,000	854,400

NET DECREASE IN CASH	36,995	323,412

CASH AND CASH EQUIVALENTS, beginning of period	478	2,025

CASH AND CASH EQUIVALENTS, end of period	$37,473	$325,437

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

Asset Purchase Agreement with Capstan Platform, Inc.

On August 6, 2019, the Company completed the asset purchase under an agreement (the “Capstan Purchase Agreement”) of the distributed ledger technology assets of Capstan Platform, Inc. (“Capstan”) for a purchase price of $650,000 which is payable in common shares or cash. The company issued 9,718,182 common shares during the six months ended December 31, 2019 and an additional 3,527,337 common shares were issued during March 2021 in connection with this asset purchase and 6,095,535 remain issuable at the date of this filing. As a part of the Capstan Purchase Agreement the Company paid $67,000 to settle existing debt to certain creditors held by Capstan. In addition, the Company recorded $650,000 of intangible software assets acquired in the purchase. At the date of this filing the software platform is still under construction and no amortization of such assets has been recorded.

Contract Liabilities

The Company issued advanced billings to Amtronics India LLC related to its exclusive license and development agreement related to the production of quantum dots in Assam, India (“License Agreement”), which have been recorded as contract liabilities on the condensed consolidated balance sheets and will be recognized as revenue in accordance with ASU 2014-09 Revenue from Contracts with Customers (Topic 606) once the performance obligations are satisfied. As of December 31, 2019, and June 30, 2019 contract liabilities were $1,197,973 and $500,000, respectively. The current liability represents the next twelve months’ portion of the license fees revenue. For each of the period ended December 31, 2019 and 2018, no revenue was recorded related to the License Agreement.

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

Going Concern

The Company recorded losses from continuing operations in the current period presented and has a history of losses. As of December 31, 2019, the Company had a working capital deficit of $10,015,589 and net cash used in operating activities was $495,946 for the six months ended December 31, 2019. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, obtain revenues from operations, raise additional capital, and/or obtain debt financing.

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

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of December 31, 2019 and its results of operations and its cash flows for the periods presented. The condensed consolidated balance sheet at June 30, 2019 has been derived from the Annual Report on Form 10-K for the fiscal year ended June 30, 2019. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Operating results for the interim periods presented are not necessarily indicative of the results that may be experienced for the fiscal year ending June 30, 2020.

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

Title and risk of loss generally pass to our customers upon shipment. In limited circumstances where either title or risk of loss pass upon destination, we defer revenue recognition until such events occur. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are sold on a standalone basis. For the six months ended December 31, 2019 and 2018, we had no revenue.

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

Debt Issuance Costs: The costs related to the issuance of debt are presented on the balance sheet as a direct deduction from the related debt and amortized to interest expense using the effective interest method over the maturity period of the related debt. Unamortized debt discount was $83,165 and $27,724 on December 31, 2019 and June 30, 2019, respectively. Amortization expense for the six months ended December 31, 2019 and 2018 was $40,261 and $90,010, respectively.

Earnings per Share: The Company utilizes ASC 260, “Earnings per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. As such, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share for the six months ended December 31, 2019 and 2018. There are 750,000,000 shares authorized resulting in approximately 71,473,284 of insufficient shares as of December 31, 2019.

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

Pronouncements Yet To Be Adopted

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by ASC 740 and clarifying existing guidance to facilitate consistent application. The standard will become effective for the Company beginning on June 1, 2021. The Company is currently evaluating the new standard to determine the potential impact on its financial condition, results of operations, cash flows, and financial statement disclosures.

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

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies and clarifies certain calculation and presentation matters related to convertible and equity and debt instruments. Specifically, ASU-2020-06 removes requirements to separately account for conversion features as a derivative under ASC Topic 815 and removing the requirement to account for beneficial conversion features on such instruments. Accounting Standards Update 2020-06 also provides clearer guidance surrounding disclosure of such instruments and provides specific guidance for how such instruments are to be incorporated in the calculation of Diluted EPS. The guidance under ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company will adopt this standard using a modified retrospective approach effective January 1, 2021. The Company is currently evaluating the effects of adoption on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13 “Financial Instruments-Credit Losses” (“ASC Topic 326”), which amends the guidance on the impairment of financial instruments. The standard adds an impairment model, referred to as current expected credit loss, which is based on expected losses rather than incurred losses. The standard applies to most debt instruments, trade receivables, lease receivables, reinsurance receivables, financial guarantees and loan commitments. Under the guidance, companies are required to disclose credit quality indicators disaggregated by year of origination for a five-year period. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. We do not anticipate that this will have a material impact to our condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	June 30,
	2019	2019

Furniture and fixtures	$3,502	$3,502
Computers and software	17,007	11,447
Machinery and equipment	946,515	956,655
	967,024	971,604
Less: accumulated depreciation	492,533	446,095

Total property and equipment, net	$474,491	$525,509

Depreciation expense for the six months ended December 31, 2019 and 2018 was $50,012 and $50,007, respectively.

NOTE 3 – INTANGIBLES

Internally Developed Software

In August 2019, the Company acquired certain intellectual property, consisting of in-process research and development software and recorded $650,000 to Intangibles on the condensed consolidated balance sheets as of December 31, 2019. The aggregate purchase price paid in connection with the asset purchase was $650,000. At closing, the Company issued 9,718,182 of shares of our common stock with a fair market value of $277,940, and a note payable of $372,060 to the sellers. The note payable is payable in cash or shares of the Company’s common stock. Subsequent to the closing, the Company issued 3,527,337 common shares in March 2021 and 6,095,535 remain issuable at the date of this filing. The software consists of costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. No software amortization was recorded during the six months ended December 31, 2019, and amortization will commence when the software module is functional and ready for intended use.

Licenses and Patents

The Company maintains certain patents and licenses which are key to maintaining and enhancing our competitive position in the growing nanomaterials market. Licenses and patents are stated at cost. Amortization is computed on the straight-line basis over the estimated useful life of five years. Amortization expense for the six months ended December 31, 2019 and 2018 $13,823 and $13,775, respectively. The table below sets forth our license and patents as of December 31, 2019 and June 30, 2019.

	December 31,	June 30,
	2019	2019

William Marsh Rice University	$40,000	$40,000
University of Arizona	15,000	15,000
Bayer acquired patents	137,743	137,743
	192,743	192,743
Less: accumulated amortization	188,271	174,449

Total licenses and patents, net	$4,472	$18,294

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

This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Hierarchical levels, as defined in this guidance and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

As of December 31, 2019 and June 30, 2019, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value. As of December 31, 2019 and June 30, 2019, the Company held no investments. The Company hired an independent resource to value its derivative liability as follows (unaudited):

Fair Value Table

	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative Liability	$106,410	$-	$-	$106,410
Liability for insufficient shares	-	2,145,199	-	2,145,199

	$106,410	$2,145,199	$-	$2,251,609

	Balance at June 30, 2019	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative Liability	$45,692	$-	$-	$45,692
	$45,692	$-	$-	$45,692

Level Three Roll-forward

	Derivative Liability	Total

Balance June 30, 2019	$45,692	$45,692
Addition of derivative liabilities	158,202	158,202
Settlement of derivative liabilities	(45,692)	(45,692)
Change in fair value	(51,792)	(51,792)
Balance December 31, 2019	$106,410	$106,410

NOTE 5 – DEBENTURES

The following table sets forth activity associated with the convertible and non-convertible debentures:

	December 31,	June 30,	Debenture
	2019	2019	Reference
	(unaudited)

Convertible debentures issued in September 2014	$25,050	$25,050	A
Convertible debentures issued in April - June 2016	1,060,716	1,218,772	B
Convertible debenture issued in August 2016	200,000	200,000	B
Convertible debentures issued in January - March 2017	60,000	60,000	C
Convertible promissory notes issued in March 2017	222,350	222,350	D
Convertible debenture issued in June 2017	-	100,000	E
Convertible debenture issued in July 2017	-	100,000	F
Convertible debenture issued in September 2017	98,000	150,000	G
Convertible debenture issued in November 2017	27,000	27,000	H
Convertible debenture issued in December 2017	75,000	75,000	I
Convertible debenture issued in February 2018	45,000	45,000	J
Convertible debentures issued in March 2018	65,000	65,000	K
Convertible debentures issued in April 2018	60,000	60,000	L
Convertible debentures issued in April 2018	70,000	70,000	M
Convertible debentures issued in April 2018	20,000	20,000	N
Convertible debentures issued in June 2018	40,000	40,000	O
Convertible debentures issued in July 2018	45,000	45,000	P
Convertible debentures issued in August 2018	30,000	30,000	Q
Convertible debentures issued in September 2018	25,000	25,000	R
Convertible debentures issued in December 2018	52,000	52,000	S
Non-convertible debentures issued in July 2019	175,000	-	T
Convertible debentures issued in October 2019	75,000	-	U
Convertible debentures issued in November 2019	100,000	-	V
Convertible debentures issued in December 2019	110,000	-	W
Non-convertible debentures issued in December 2019	80,000	-	X

	2,760,116	2,630,172
Less: unamortized discount	83,165	27,724

	2,676,951	2,602,448
Less: current portion	2,351,951	2,467,106

Total debentures, net of current portion	$325,000	$135,342

A) September 2014 Convertible Debenture

Between September 16, 2014 and October 28, 2014, the Company entered into Convertible Debenture Agreements to obtain a total of $500,050 in gross proceeds from five non-affiliated parties (collectively hereinafter referred to as the “Debenture Holders”). The Debentures have terms of five years maturing between September 16, 2019 and October 30, 2019. The Debentures bear interest at the rate of 6% per annum and are pre-payable by the Company at any time without penalty. The Debenture Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.15 per share at any date and will receive an equal number of warrants having a strike price of $0.30 per share and a term of five years. None of the Debentures were converted into common shares during the six months ended December 31, 2019.

Interest expense for the six months ended December 31, 2019 and 2018 was $768 and $768, respectively.

As of December 31, 2019 and June 30, 2019, $25,050 of principal was outstanding. As of the date of this filing the notes are past due.

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $609,595, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the six months ended December 31, 2019, and 2018, of $2,595 and $2,564, respectively.

Interest expense for the six months ended December 31, 2019, and 2018, of $95,839 and $52,133, respectively.

During the years ended June 30, 2018 and 2017, $455,000 and $285,000 of principal was converted into 3,791,666 and 2,375,000 shares of common stock, respectively. As of December 31, 2019 and June 30, 2019, $1,260,716 and $1,418,716 of principal was outstanding, respectively. Maturities totaling $825,000 of principal have been extended for one year until March and April of 2019. As of the date of this filing the notes are past due.

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $73,250, recorded as debt discount and is amortized using the effective interest rate method over the life of the loans, two years. The Company recognized accretion of debt discount expense for the six months ended December 31, 2019 and 2018 of $0 and $3,125, respectively.

During the year ended June 30, 2018, $200,000 of these debentures converted into 1,666,667 shares of common stock.

Interest expense for the six months ended December 31, 2019 and 2018 of $2,454 and $2,420, respectively.

As of December 31, 2019 and June 30, 2019, $60,000 of principal was outstanding. As of the date of this filing the notes are past due.

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

The Company recognized accretion of debt discount expense for the six months ended December 31, 2019 and 2018 of $0.

Interest expense for the six months ended December 31, 2019 and 2018 of $35,867 and $0, respectively.

As of December 31, 2019, and June 30, 2019, $222,350 of principal was outstanding, respectively. During the year ended June 30, 2018, the Company paid $319,500 of principal. As of the date of this filing the notes are past due.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $54,340, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. Interest expense was recorded for the six months ended December 31, 2019 and 2018 of $0. The Company recognized accretion of debt discount expense for the six months ended December 31, 2019 and 2018 of $0. Interest expense for the six months ended December 31, 2019 and 2018 was $5,800 and $0, respectively. In July 2019, the debenture and interest payable were converted to 6,136,363 shares of common stock.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,010 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized a fair value of the common shares issued at $100,000. The Company recorded a debenture discount of $53,876 and a beneficial conversion expense of $45,544. The Company recognized accretion of debt discount expense for the six months ended December 3, 2019 and 2018 of $0. As of December 31, 2019, and June 30, 2019, $100,000 of principal was outstanding. In May 2018 the maturity date was extended to February 1, 2019. In November 2019, the debenture and interest payable were converted to 6,136,363 shares of common stock.

Interest expense for the six months ended December 31, 2019 and 2018 was $13,000 and $0, respectively.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,420 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized a fair value of the common shares issued at $165,000. The Company recorded a debenture discount of $82,720 and a beneficial conversion expense of $45,219. The Company recognized accretion of debt discount expense for the six months ended December 31, 2019 and 2018 of $0. In May 2018 the maturity date was extended to February 1, 2019. As of December 31, 2019, and June 30, 2019, $98,000 of principal was outstanding. In October 2019, $52,000 of the outstanding principal of the debenture was converted to 3,000,000 shares of common stock. As of the date of this filing, the remaining principal of $98,000 is past due.

Interest expense for the six months ended December 31, 2019 and 2018 was $18,300 and $0.

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

In accounting for the convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $8,310 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 24 months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2019 and 2018 of $1,131 and $1,576, respectively. Interest expense for the six months ended December 31, 2019 and 2018 of $1,464 and $1,104, respectively. As of December 31, 2019 and June 30, 2019, $27,000 of principal was outstanding. As of the date of this filing the note is past due.

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

In accounting for the convertible promissory note, the Company recorded a beneficial conversion expense of $16,176 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $41,175 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2019 and 2018 of $0. Interest expense for the six months ended December 31, 2019 and 2018 of $18,300 and $0, respectively. As of December 31, 2019 and June 30, 2019, $75,000 of principal was outstanding. As of the date of this filing the note is past due.

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

In accounting for the convertible promissory note, the company recorded a beneficial conversion expense of $9,046 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,546 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2019 and 2018 of $0 and $6,761, respectively. Interest expense for the six months ended December 31, 2019 and 2018 of $18,300 and $0, respectively. As of December 31, 2019 and June 30, 2019, $45,000 of principal was outstanding. As of the date of this filing the note is past due.

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

In accounting for the convertible promissory note, the Company recorded a beneficial conversion expense of $6,625 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $23,374 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2019 and 2018 of $0 and $8,677, respectively. Interest expense for the six months ended December 31, 2019 and 2018 of $23,374 and $0, respectively was recognized. As of December 31, 2019 and June 30, 2018, $30,000 of principal was outstanding. As of the date of this filing the note is past due.

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

In accounting for the convertible promissory note, the Company recorded a beneficial conversion expense of $8,702 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $26,298 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2019 and 2018 of $0 and $12,254, respectively. Interest expense for the six months ended December 31, 2019 and 2018 of $18,300 and $0. As of December 31, 2019 and June 30, 2018, $35,000 of principal was outstanding. As of the date of this filing the note is past due.

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

In accounting for the convertible promissory note, the Company recorded a beneficial conversion expense of $6,175 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $41,175 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, six months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2019 and 2018 of $0 and $26,720, respectively. Interest expense for the six months ended December 31, 2019 and 2018 of $18,300 and $0, respectively was recognized. As of December 31, 2019 and June 30, 2019, $60,000 and $60,000, respectively, of principal was outstanding. As of the date of this filing the note is past due.

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

In accounting for the convertible promissory note, the Company recorded a beneficial conversion expense of $0 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,188 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 2 years. The Company recognized accretion of debt discount expense for the six months ended December 31, 2019 and 2018 of $8,061 and $7,444, respectively. Interest expense for the six months ended December 31, 2019 and 2018 of $2,862 and $2,862 was recognized, respectively. As of December 31, 2019 and June 30, 2019, $70,000 of principal was outstanding. In July of 2020, the Company entered into an extension agreement with the Note Holder to extend the maturity date of the note to April 2022.

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

In accounting for the convertible promissory note, the Company recorded a beneficial conversion expense of $4,384 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $14,384 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 2 years. The Company recognized accretion of debt discount expense for the six months ended December 31, 2019 and 2018 of $3,739 and $3,542, respectively. Interest expense for the six months ended December 31, 2019 and 2018 of $818 and $818 was recognized, respectively. As of December 31, 2019 and June 30, 2019, $20,000 of principal was outstanding. As of the date of this filing the note is past due.

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

In accounting for the convertible promissory note, the Company recorded a beneficial conversion expense of $8,044 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $31,957 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2019 and 2018 of $0 and $27,440, respectively. Interest expense for the six months ended December 31, 2019 and 2018 was $18,300 and $0, respectively.

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

In accounting for the convertible promissory note, the Company recorded a beneficial conversion expense of $7,235 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $33,485 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2019 and 2019 of $0 and $26,667, respectively. Interest expense for the six months ended December 31, 2019 and 2018 of $3,238 and $3,600, respectively was recognized. As of December 31, 2019 and June 30, 2018 $45,000 of principal was outstanding. As of the date of this filing the note is past due.

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

In accounting for the convertible promissory note, the Company recorded a beneficial conversion expense of $5,160 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $22,659 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2019 and 2018 of $0 and $14,122. Interest expense for the six months ended December 31, 2019 and 2018 of $22,226 and $2,400, respectively was recognized. As of December 31, 2019 and June 30, 2018, $30,000 of principal was outstanding. As of the date of this filing the note is past due.

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

In accounting for the convertible promissory note, the Company recorded a beneficial conversion expense of $4,475 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $19,058 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 7 months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2019 and 2018 of $0 and $1,067, respectively. Interest expense for the six months ended December 31, 2019 and 2018 of $21,967 and $2,000, respectively was recognized. As of December 31, 2019 and June 30, 2019, $25,000 of principal was outstanding. As of the date of this filing the note is past due.

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

In accounting for the convertible debentures, the Company allocated the fair value of the warrants to the proceeds received in the amount of $6,835, recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, two years. The Company recognized accretion of debt discount expense for the six months ended December 31, 2019 and 2018, of $1,685 and $264, respectively.

Interest expense for the six months ended December 31, 2019 and 2018, was $2,126 and $300, respectively. As of December 31, 2019 and June 30, 2019, $52,000 of principal was outstanding. As of the date of this filing the notes are past due.

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

In accounting for the non-convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $15,530 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 12 months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2019 of $7,635. Interest expense for the six months ended December 31, 2019 of $8,382 was recognized. As of December 31, 2019 $175,000 of principal was outstanding. In July of 2020, the Company entered into an extension agreement with the Note Holders to extend the maturity date of the notes to July 2021.

U) October 2019 Convertible Debentures

In October 2019, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $50,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $50,000. The Note Holder received 404,313 common stock warrants exercisable at $0.0371 per share through October 18, 2024. The promissory note had a term of 12 months maturing on October 18, 2020 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.0371 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company recorded no beneficial conversion expense, and the Company allocated the fair value of the warrants to the proceeds received in the amount of $8,410 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan. The Company recognized accretion of debt discount expense for the six months ended December 31, 2019 of $1,248. Interest expense for the six months ended December 31, 2019 of $822 was recognized. As of December 31, 2019 $50,000 of principal was outstanding. As of the date of this filing the note is past due.

In October 2019, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $25,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $25,000. The Note Holder received 188,822 common stock warrants exercisable at $0.03 per share through October 24, 2024. The promissory note had a term of 12 months maturing on October 24, 2020 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.0331 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company recorded a beneficial conversion expense of $9,971 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $5,800 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan. The Company recognized accretion of debt discount expense for the six months ended December 31, 2019 of $820. Interest expense for the six months ended December 31, 2019 of $378 was recognized. As of December 31, 2019 $25,000 of principal was outstanding. As of the date of this filing the note is past due.

V) November 2019 Convertible Debentures

In November 2019, the Company entered into 3 similar Securities Purchase Agreement and Convertible Promissory Note to obtain $50,000 in gross proceeds from non-affiliated parties (collectively hereinafter referred to as the “Note Holders”) in exchange for 3 convertible promissory notes totaling $50,000. The Note Holders received 392,670 common stock warrants exercisable at $0.0382 per share through November 1, 2024. The promissory notes have a term of 24 months maturing on November 1, 2021 and stipulate an interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holders have the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.0382 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company recorded a beneficial conversion expense of $11,851 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $11,530 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan. The Company recognized accretion of debt discount expense for the six months ended December 31, 2019 of $1,669. Interest expense for the six months ended December 31, 2019 of $631 was recognized. As of December 31, 2019 $50,000 of principal was outstanding.

In November 2019, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $50,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $50,000. The Note Holder received 323,860 common stock warrants exercisable at $0.03836 per share through November 18, 2024. The promissory note had a term of 12 months maturing on November 6, 2020 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.03836 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company recorded a beneficial conversion expense of $25,166 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $9,994 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan. The Company recognized accretion of debt discount expense for the six months ended December 31, 2019 of $1,826. Interest expense for the six months ended December 31, 2019 of $1,011was recognized. As of December 31, 2019 $50,000 of principal was outstanding. As of the date of this filing the note is past due.

W) December 2019 Convertible Debentures

In December 2019, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note to obtain $110,000 in gross proceeds from a non-affiliated party (collectively hereinafter referred to as the “Note Holder”) in exchange for a convertible promissory note in the principal amount of $110,000. The Note Holder received 2,000,000 common stock warrants exercisable at $0.04 per share through December 6, 2022. The promissory note had a term of 6 months maturing on June 30, 2020 and stipulates an interest charge of eight percent (8%) shall be applied to the principal. The promissory note is pre-payable by the Company at any time without penalty. The Note Holder has the right of conversion into unregistered and restricted shares of Common Stock at a conversion price of $0.03 per share at any date. The promissory note includes piggyback registration rights and the Company shall include on the next registration statement it files with the SEC all shares issuable upon conversion of the note.

In accounting for the convertible promissory note, the Company recorded a beneficial conversion expense of $30,463 and the Company allocated the fair value of the warrants to the proceeds received in the amount of $40,880 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan. The Company recognized accretion of debt discount expense for the six months ended December 31, 2019 of $20,440. Interest expense for the six months ended December 31, 2019 of $1,063 was recognized. As of December 31, 2019 $110,000 of principal was outstanding. As of the date of this filing the note is past due.

X) December 2019 Non-Convertible Debentures

In December 2019, the Company entered into two Non- Convertible Promissory Notes to obtain $80,000 in gross proceeds from non-affiliated parties (collectively hereinafter referred to as the “Note Holders”) in exchange for the non-convertible promissory notes in the principal amount of $80,000. The Note Holders received warrants to purchase 240,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a purchase price of $0.025 per share (each, a “Warrant”) over a period of three years. The promissory note has a term of approximately 24 months maturing in December 2022 and stipulates an interest charge of ten percent (12%) shall be paid quarterly. The promissory note is pre-payable by the Company at any time without penalty.

In accounting for the non-convertible promissory note, the Company allocated the fair value of the warrants to the proceeds received in the amount of $5,410 recorded as debt discount and is amortized using the effective interest rate method over the life of the loan, 24 months. The Company recognized accretion of debt discount expense for the six months ended December 31, 2019 of $451. Interest expense for the six months ended December 31, 2019 of $373 was recognized. As of December 31, 2019 $80,000 of principal was outstanding.

Warrant Liability

The Company issued warrants to purchase 3,549,665 shares of its common stock in connection with the debentures in notes T, U, V, W and X above during the six months ended December 31, 2019 and recorded these outstanding warrants as a liability at fair value utilizing a Black-Scholes-Merton model. This liability is subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The assumptions utilized in this model for warrants issued during the six months ended December 31, 2019 are presented below (unaudited).

December 31, 2019
Expected volatility	115.87%
Expected dividend yield	0.0%
Risk-free interest rates	1.60%
Expected term (in years)	2.53-2.54

Debt Issuance Costs

The costs related to the issuance of debt are presented on the balance sheet as a direct deduction from the related debt and amortized to interest expense using the effective interest method over the maturity period of the related debt. Amortization expense for the six months ended December 31, 2019 and 2018 was $37,366 and $151,403, respectively.

NOTE 6 – NOTES PAYABLE

Promissory Note

In September 2018, the Company issued a promissory note secured by the Company’s CEO for $20,000 with interest rate of 6%, maturing on March 9, 2019. The note is convertible into the Company’s common stock, at the lenders discretion, at a rate of $.04 per share, with warrants to purchase an equal amount of stock. Interest expense for the six months ended December 31, 2019 and 2018 was $590 and $318, respectively. As of December 31, 2019 and June 30, 2019, $20,000 of principal was outstanding.

NOTE 7 – EQUITY TRANSACTIONS

Common Stock

On August 6, 2019, the Company purchased the distributed ledger technology assets of Capstan Platform, Inc. for $650,000 payable in common shares or cash. The company issued 9,718,182 and 3,527,337 common shares during August 2019 and March 2021, respectively, and 6,095,535 common shares remain issuable at the date of this filing. The number of shares issued is determined by using a five-day average, prior to the date of issuance, of our common stock closing price. During the six months ending December 31, 2019 the aggregate fair value of the 9,718,182 commons shares issued in such period was $277,940. The remaining amount due to the seller as of December 31, 2019 of $372,060 has been recorded in accrued expenses. See Note 1 – “Basis of Presentation” for additional information.

During the six months ended December 31, 2019, the Company issued 15,068,772 shares of common stock for $365,558 in consulting services, $128,968 of which was accrued at June 30, 2019.

During the six months ended December 31, 2019, the Company issued 1,756,348 shares of common stock at the fair market value of $65,970 for payment of debenture interest.

During the six months ended December 31, 2019, the Company issued 29,588,837 shares of common stock at the fair market value of $1,080,212 for payment of debenture conversions of which $578,946 was accrued at June 30, 2019.

During the six months ended December 31, 2019, the Company amortized a market value of $391,801 of stock paid for future services.

In total, the Company has recorded a fair market value of $603,031 for common stock payable to accrued expenses as of December 31, 2019.

Stock Warrants

A summary of activity of the Company’s stock warrants for the six months ended December 31, 2019 is presented below (unaudited):

			Weighted
	Weighted		Average	Weighted
	Average		Remaining	Average	Aggregate
	Exercise	Number of	Contractual	Grant Date	Intrinsic
	Price	Warrants	Term in Years	Fair Value	Value

Balance as of June 30, 2019	0.10	44,913,101	1.83	0.08	$-
Expired	0.29	(3,416,667)	-	0.20	-
Granted	0.030	4,249,665	2.79	0.03	-
Exercised	-	-	-	-	-
Cancelled	-	-	-	-	-
Balance as of December 31, 2019	$0.08	45,746,099	1.72	$0.07	$-

Vested and exercisable as of December 31, 2019	$0.08	45,746,099	1.72	$0.07	$-

Outstanding warrants at December 31, 2019 expire during the period from October 2019 to December 2023 and have exercise prices ranging from $0.03 to $0.30, valued at $3,880,320. These warrants are issued for salary conversions of employees and consultants, and the origination warrants related to debentures.

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

In March 2012, 3,500,000 stock options, with a term of five years, were granted outside of a stock option plan. In March 2017, the term of these options was extended for an additional five years. In June 2016, and 2017, 6,000,000 and 17,000,000 stock options, with a term of ten years, were granted, respectively, outside of a stock option plan, and 3,000,000 shares were cancelled, leaving a balance of 23,500,000 stock options outstanding outside of a defined option plan.

In January 2013 the Board of Directors authorized the approval of a stock option plan covering 20,000,000 shares of common stock, which was increased to 60,000,000 shares in March 2013 and approved by stockholders in March 2013. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of December 31, 2019, 72,653,473 options have been granted, with terms ranging from five to ten years, 3,325,000 have been exercised and 18,886,559 have been cancelled, and 50,441,914 remain outstanding.

On February 17, 2016, the Shareholders approved the 2015 Employee Benefit and Consulting Services Compensation Plan covering 15,000,000 shares. The Plan provides for the direct issuance of common stock and the grant of incentive and non-incentive stock options. As of December 31, 2019, 4,900,000 options have been granted with a term of five years, and 1,625,000 have been cancelled leaving a balance outstanding of 3,275,000 options.

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

A summary of the activity of the Company’s stock options for the six months ended December 31, 2019 is presented below (unaudited):

			Weighted	Weighted
	Weighted		Average	Average
	Average	Number of	Remaining	Optioned	Aggregate
	Exercise	Optioned	Contractual	Grant Date	Intrinsic
	Price	Shares	Term in Years	Fair Value	Value

Balance as of June 30, 2019	$0.07	109,908,433	3.93	$0.09	$-
Expired	-	-	-	-	-
Granted	0.05	350,000	4.77	0.05	-
Exercised	-	-	-	-	-
Cancelled	0.05	(500,000)	-	0.12	-

Balance as of December 31, 2019	$0.07	109,758,433	3.25	$0.09	$-

Vested and exercisable as of December 31, 2019	$0.07	109,758,433	3.25	$0.09	$-

Outstanding options at December 31, 2019, expire during the period from January 2020 to June 2026 and have exercise prices ranging from $0.02 to $0.17.

Compensation expense associated with stock options for the six months ended December 31, 2019 and 2018 was $87,223 and $535,155 respectively, and was included in general and administrative expenses in the condensed consolidated statements of operations.

At December 31, 2019, there was no unvested stock option awards.

Stock Option Liability

The Company issued stock options to purchase 350,000 shares of its common stock to certain employees during the six months ended December 31, 2019, and recorded these outstanding stock options as a liability at fair value utilizing a Black-Scholes-Merton model. This liability is subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The assumptions utilized in this model for stock options issued during the six months ended December 31, 2019 are presented below (unaudited).

	December 31,
	2019	2018
Expected volatility	109.70%	-
Expected dividend yield	0.0%	-
Risk-free interest rates	1.41%	-
Expected term (in years)	5.0	-

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

The following table sets forth the computation of basic and diluted loss per share (unaudited):

	Three Months Ended		Six Months Ended
	December 31		December 31
	2019	2018	2019	2018
	(unaudited)

Net loss	$(1,130,717)	$(1,930,445)	$(4,099,711)	$(3,555,391)

Weighted average common shares outstanding:
Basic and diluted	633,277,954	499,897,012	620,108,302	485,929,475

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Agreement with University of Arizona

Solterra entered into an exclusive Patent License Agreement with the University of Arizona (“UA”) in July 2009. On March 3, 2017, Solterra entered into an amended license agreement with UA. Pursuant to UA License Agreement, as amended, Solterra is obligated to pay minimum annual royalties of $50,000 by June 30, 2017, $125,000 by September 15, 2017 and $200,000 on each June 30th thereafter, subject to adjustments for increases in the consumer price index. Such minimum royalty payments shall be credited against royalties due in each respective royalty year, July 1 to June 30, following the due date. Royalties based on net sales are 2% of net sales of licensed products for non-display electronic component applications and 2.5% of net sales of licensed products for printed electronic displays. The UA License Agreements and subsequent amendments have been filed on Form 8-K and are incorporated by reference herein. The Company is in the process of renegotiating the minimum royalty commitments and while oral modifications have been agreed to a final amendment has not been finalized. As of December 31, 2019, no royalties have been accrued for this obligation.

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

Rental expense for the operating lease for the six months ended December 31, 2019 and 2018 was $41,487 and $63,572, respectively.

NOTE 11 — LITIGATION

The Company was served in Hays County, Texas in a complaint for breach of contract in February 2017. In April 2017, the Company settled this complaint for $129,000 payable over a four-month period. As of the filing date of this Form 10-Q, the balance in arrears is approximately $53,000 plus interest and other charges which has been accrued at June 30, 2019. The Company repaid $237,300 in principal plus interest to L2 Capital LLC and $101,700 plus interest to SBI Investments LLC on September 30, 2017, and $149,555 plus interest to L2 Capital LLC and $64,095 plus interest to SBI Investments LLC on November 3, 2017, respectively.

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

On March 29, 2018, at a discovery hearing, wherein the Company asked the court to order L2 and SBI to produce evidence to support their positions, L2 and SBI requested and received a stay of litigation, postponing the trial date of April 2018, which they had previously requested, and also postponing discovery until rulings in Florida and Kansas, or until further order of the court. The court also announced that when Florida and Kansas have spoken, discovery will be expedited. A jurisdiction hearing for the Florida case on August 15, 2018 resulted in the lawsuit being dismissed and a hearing was scheduled in Kansas for April 2019.

The Company expects to be successful in the L2 and SBI litigation. The ultimate outcome is not determinable and as such, no liability has been recorded for this contingent liability at December 31, 2019.

CAUSE NUMBER: PSC190273; Riverside California

In July 2020, Edward James Schloss filed a complaint against Quantum Materials Corp and Solterra alleging financial elder abuse, fraud, breach of written contract, breach of oral contract, constructive termination, retaliation, failure to pay wages, waiting time penalties, failure to permit inspection of employee records, unfair competition, intentional infliction of emotional distress and failure to indemnify employee expenses. Mr. Schloss was a former officer and later a contractor to the Company after his dismissal and is owed fees. The Company expects to be successful in the litigation. The ultimate outcome is not determinable and as such, no liability has been recorded for this contingent liability at December 31, 2019.

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

Quantum Materials retained K&L Gates (“Gates”) on a myriad of issues. As part of that representation, a lawyer from Gates sat in on confidential board meetings and participated in the Company’s most important negotiations, including but not limited to a new contract with the founder and former CEO, Steve Squires, to become CEO again. Gates billed a very substantial fee in a very short period of time, over $300,000. Before negotiations occurred on what Squires believed to be an excessive bill, SBI Investments and L2, creditors of Quantum Materials, demanded that the transfer agent, Empire Stock Transfer, transfer huge amounts of stock as collateral for loans.

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

Following up on the actions begun by Gates on behalf of SBI Investments and L2, the suit by Gates against Quantum Materials was dismissed in Texas, and another law firm sued Quantum Materials in both Florida and Kansas. In Florida, the case was ultimately dismissed, and legal fees were ordered to be paid to Quantum Materials. Much of the Kansas case has been dismissed, and the final judgement is pending. (see the report on Kansas case.)

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

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Six Months Ended
	December 31
	2019	2018
	(unaudited)

Cash paid for interest	$184,933	$-

Cash paid for income taxes	$-	$-

The following is supplemental disclosure of non-cash investing and financing activities (unaudited):

	Six Months Ended
	December 31
	2019	2018

Conversion of debentures, and accrued interest into shares of common stock	$567,236	$42,800

Allocated value of common stock and warrants issued with convertible debentures	$-	$208,945

Derivative liability issued with convertible debentures	$105,710	$-

Stock issued for purchase of intangible assets	$277,939	$-

Accured expenses for intangible assets	$372,061

Stock issued for amounts in accounts payable	$-	$61,255

Prepaid expense paid in shares of common stock	$-	$585,000

NOTE 13 – TRANSACTIONS WITH AFFILIATED PARTIES

At December 31, 2019 and June 30, 2019, the Company had accrued salaries payable to executives in the amount of $780,801 and $536,825, respectively.

NOTE 14 - SUBSEQUENT EVENTS

Debentures Issuances

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

During the three months ended December 31, 2020, the Company issued three convertible debentures for $ 3,000,000 with a one-year term at 8% annual interest which were subsequently converted into a single convertible note payable in January 2021 for a total of $7,500,000 as part of the Pasaca Capital investment transactions.

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

On January 26, 2021, Quantum Materials Corp. (the “Company”) and Pasaca Capital Inc. (“Pasaca”) entered into a Securities Purchase and Financing Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, at the first closing, Pasaca will convert three previously issued promissory notes made by the Company payable to Pasaca and loan to the Company an additional $1,500,000 pursuant to a certain Secured Convertible Promissory Note (the “Convertible Note”) made by the Company payable to Pasaca in the principal amount of $4,500,000 (the “Senior Note”). The Senior Note is convertible into 154,228,625 shares of the Company’s common stock (the “Note Shares”). At the second closing, Pasaca will purchase common stock of the Company (“Common Stock”) in an amount such that, after such purchase and the conversion of the Senior Note into the Note Shares, Pasaca will own fifty-one percent (51.0%) of the fully diluted common stock of the Company. The purchase price for the Common Stock to be sold in the second closing is $10,500,000. Pasaca will also have the right to appoint three members to the Company’s Board of Directors. Both the first and second closing are subject to numerous contingencies, as set forth in the Purchase Agreement. In March 2021, the Purchase Agreement was amended, and the original notes were revised into two notes. The first Convertible Note dated March 8, 2021 made by the Company payable to Pasaca in the principal amount of $3,450,000. The note is convertible into 118,241,945 shares of the Company’s common stock with a conditional maturity date of June 8, 2021. The second Convertible Note dated March 9, 2021 made by the Company payable to Pasaca in the principal amount of $2,750,000. The note is convertible into 94,250,826 shares of the Company’s common stock with a conditional maturity date of June 9, 2021.

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

Also, subsequent to December 31, 2019, the Company issued 50,591,700 shares related to the conversion of nine outstanding debentures totaling $528,000 in principal and $262,500 interest common shares. In addition, the Company issued 422,297 shares in exchange for the exercise of warrants.

Trading Suspension and SEC Administrative Proceeding

On May 12, 2021, the SEC issued an Order of Suspension of Trading (the “Trading Suspension”) in the Company’s common stock due to a lack of current information as a result of the failure of the Company to file certain periodic reports under its reporting obligations with the SEC. The Trading Suspension commenced at 9:30am on May, 13 2021 and terminated at 11:59pm on May 26, 2021. The Trading Suspension resulted in the Company’s shares no longer being quoted or traded on the Pink Tier operated by the OTC Markets Group, Inc. At this time, no firm is making a market in the Company’s common stock on OTC Link, and the OTC Markets Group Inc. has discontinued the display of quotes on the OTC Markets site. The Company’s shares of common stock can now only be located and traded on the Expert Market, which is a private market to serve broker-dealer pricing and best execution needs in securities that are restricted from public quoting or trading.

In addition to the foregoing, on May 12, 2021, the SEC also issued an Order Instituting Administrative Proceedings to determine whether it was necessary to revoke the Company’s registration under the Securities Exchange Act of 1934. The Company had previously received correspondence from the Commission in December 2020 related to the delinquency of it filing obligations and had proposed a plan to regain compliance with its reporting obligations by February 2021. Unfortunately, the Company was unable to meet its proposed plan and currently remains delinquent with respect to its filing obligations. The Company did, however, make the following filings:

●	On March 23, 2021, the Company filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2019; and
●	On April 30, 2021, the Company filed its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019.

In addition, management has continued to provide investors with current information by filing other current reports on Form 8-K with the SEC and by issuing certain press releases.

Following the filing of this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2019, the Company will be entering into an Offer of Settlement with the SEC which will result in the revocation of the registration of Company’s securities pursuant to Section 12 of the Exchange Act, thereby terminating the Company Section 12(g) reporting obligations with the SEC .

Following the revocation of registration and termination of its reporting status, the Company intends to once again become a reporting issuer with the SEC and to re-commence its filings with the SEC at the earliest practicable date. In that regard, the Company is diligently working with its auditors and securities counsel to compile, disseminate and review the financial and other current information required to be presented in its public filings, and to prepare and file a registration statement to once again become a reporting issuer. Thereafter, and subject to satisfaction of all regulatory approvals, it will seek to once again have its shares of common stock traded on the OTC Market.

Notwithstanding the Trading Suspension and the revocation of the registration and termination of reporting status, the management continues to be dedicated to working on the development and commercialization of the Company’s QD enabled products and technologies with particular focus on point of care testing solutions, solar and anti-counterfeiting. We are also continuing our efforts on the deployment of our QMC HeathID App while its research and development team are fully engaged pushing the boundaries of our nano-materials.

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

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three-month period ended December 31, 2019 and 2018 have been included.

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

QDX Quantum Dots can be incorporated into almost any physical product so that its authenticity can be verified and tracked from point of manufacture through to sale to an end customer. Unlike existing approaches to establishing product identity, including QR code stickers and RFID tags, we believe that QDX Quantum Dots are more tamper proof, resistant to environmental extremes and can be produced at a lower cost as compared to other methods. We believe that they have the potential to be incorporated into products as diverse as auto parts, consumer electronics, apparel and luxury fashion accessories, industrial IoT devices, bank notes and even liquids, such as gasoline and lubricants.

In early 2020 and in the advent of the Covid 19 pandemic, the Company recognized a need for a secure method for the validation and reporting of the Covid 19 testing process. The Company leveraged its existing QDX Ledger platform technology to launch the QDX HealthID later rebranded the QMC HealthID and is operated as a wholly owned subsidiary of Quantum Materials Corp.

Business Opportunities

The following outlines the business opportunities that the Company has pursued over the last few years:

●	Expanded range of quantum dot base materials to include carbon quantum dots, water soluble quantum dots, food grade quantum dots and IR emitting quantum dots.

●	Initiated collaborations with a number of LED and Micro LED companies, and have MTA’s in place to provide samples to collaborate in commercially viable solutions;

●	Developed stabilized cadmium free QDs and encapsulation process for remote phosphor LED applications and surpassed 8,000 hours continuous on time without measurable degradation;

●	Reduced QD process cost by more than 45% and doubled annual production throughput capacity using existing process equipment and expanded capability to include Pervoskite quantum dots;

●	Significantly improved emission color purity by narrowing the color wavelength, tuning the emission wavelength and increasing the quantum yield (brightness) of our cadmium-free QD optical materials focused on display applications. These improvements have resulted in Rec. 2020 coverage in excess of 90%;

●	Developed blue cadmium-free high-performance QDs;

●	Develop the first 100% quantum yield cadmium-free red QDs;

●	Acquired and/or developed an intellectual property portfolio of over 50 patents and applications granted, filed, or in preparation, including issued patents acquired from third parties covering high volume production of QDs, cadmium-free QD’s, QD enhancement technologies and QD solar cell technologies;

●	Expanded the number of display optical film companies that we are now in collaboration with and increased sample deliveries;

●	Continued product development with leading global optical film manufacturers;

●	Established a nanomaterials laboratory facility for research, development and production in Texas.

The Company can provide no assurances that its efforts to date will result in the grant of patents for proprietary processes, or that they will result in future sales and/or profitable operations.

A uniquely performing variant of QDs are TQDs, which have a molecular configuration consisting of a center portion and four arms extending from the center that are equally spaced in three dimensions. TQDs have material advantages over standard spherical QDs where both absorption of photons and charge transport are enhanced by the legs of the tetrapod which effectively serve as trillions of antennae for light. Their unique architecture and shape also promotes more uniform distances between the dots, which helps to eliminate the problem of aggregation. To our knowledge, TQDs are more costly and difficult to produce in quantity using known methods, with the exception of our patented flow technology.

Initially, our principal business emphasis was on the development of TQDs for solar cell applications through Solterra. TQDs are a variant of QDs with material advantages over standard spherical QDs, particularly in solar panel applications. The solar cell market became increasingly volatile, with prices eroding due to the influx of subsidized products from outside the United States. We believe that we are well-positioned to bring a solar cell to market with sufficiently high conversion efficiency that, when combined with our low-cost proprietary manufacturing process, will result in a product capable of producing energy at a competitive cost per watt compared to existing solar cell technology and at a scale that will meet growing market demand for distributed, sustainable energy.

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

Raw materials for the commercial production of QD are purchased in bulk from chemical supply companies. Indium, a component of our cadmium-free QD is considered a rare metal. Indium is primarily found in South America, Canada, Australia, China and the Eurasia Commonwealth of Independent States. There is also a mature and efficient indium recycling process. While our management does not believe that a supply disruption of the indium-containing compounds used in the manufacturing of QDs represents a significant risk, no assurances can be given in this regard.

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

Once the pandemic is over and should FDA EUA of Covid-19 tests be revoked, the 510K approval process would apply. This process, which requires validation and submission of the test for FDA 510(k) clearance, is the most commonly used medical device regulatory pathways for FDA approval of medical devised, and would be required to continue to sell the test kits in the United States.

The Company is also collaborating with a leading university in the medical field and intends to initially pursue the FDA EUA regulatory pathway while also pursuing the FDA 510(k) clearance of its test platform for non-Covid related testing. The Company also intends to pursue regulatory approvals in one or more foreign jurisdictions.

The time required to complete either the FDA EUA or the FDA 510(k) approval process can vary widely, and approval is not guaranteed the same holds true for regulatory approvals outside the USA.

TVs, Displays, and Other Optoelectronics. This market is comprised principally of quantum dot LCD displays (“QDLCDs”) for televisions, computers, cell phones, tablets and various other applications. In QDLCDs, QDs are used to down convert some of the blue light from the LED backlight directly to green and red light allowing for the creation of more vibrant colors and energy savings as compared to a traditional LCD TV/display. Unlike OLEDs which are extremely expensive to produce and require massive manufacturing capital expenditures, QD films are a drop-in solution for LCD manufacturers using existing infrastructure allowing for OLED-like color performance at significantly lower capital investment. LCD TVs currently make up the vast majority of new TV shipments, and we expect this proportion to change. Samsung and several other OEMs are currently shipping televisions using QDs to enhance the color quality and power efficiency.

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

Solar Energy. QDs are capable of producing energy from a broad spectrum of solar and radiant energy, including the ultraviolet and infrared frequencies conventional silicon solar cells generally do not convert to electricity. QD solar cells have theoretical conversion potentials of approximately twice that of conventional solar cells, and applications are being developed to “print” highly efficient photovoltaic solar cells in mass quantities at low cost. Management believes that QD solar cells and panels will be the next evolutionary development in the field of solar energy. Management also believes that increased conversion efficiencies will be realized with the use of TQDs resulting from their unique shape and that our low-cost proprietary continuous production process and printing technology will permit Solterra to offer solar electricity solutions that can compete on a non-subsidized basis with the price of retail electricity in key markets around the world. We believe that global energy consumption trends that include the need for distributed energy generation (non-grid and especially in developing markets) and the desire for non-fossil fuel generated energy even at increased costs will drive market demand for solar. We also believe this will be especially true if existing energy generation from nuclear and coal sources is decommissioned due to age-related, safety, or environmental concerns or global governmental policy.

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

License Agreement

In November 2018, the Company entered into a license and development agreement (the “License Agreement”) with Amtronics India LLC (“Amtronics”) related to the volume production of quantum dots in Assam, India. The agreement is part of a larger project for the design, training, research and development of a quantum dot manufacturing facility in Assam. This project has been under discussion for nearly three years. A ground-breaking ceremony took place in Assam on January 16, 2019, and the Company anticipated operations being established and operational prior to year-end 2019. In addition to an upfront fee and royalty, the agreement provides for the Company to sell equipment and training services, which the Company expects will provide additional revenues. The project was initially delayed due to historic flooding in the region during 2019 and 2020. In addition, the project was and continues to be further delayed due to the severe Covid-19 outbreak and subsequent quarantine occurring throughout India. Construction on the project has resumed and planning for a new timeline has begun.

The Company believes that the terms of the licensing agreement will enable the Company to begin to leverage its intellectual property portfolio and to begin generating revenues without overburdening the Company’s scientific staff in a manner that would disrupt new discovery. The other participants in the Assam project have the responsibility of, among other things, developing the site, constructing the facilities and hiring staff. The Company has agreed to construct and supply the proprietary equipment, assist in the development and scale up of the 3rd generation solar, display and SSL products, train and provide a broad range of consulting services at additional cost. Management believe that this represents a potential ongoing revenue opportunity for the Company, although no assurance can be given as to when or if any such revenues will be realized.

The Company received advanced payments from Amtronics related to the License Agreement, which have been recorded as contract liabilities and will be recognized as revenue in accordance with ASC Topic 606 once the performance obligations are met. As of December 31, 2019 and June 30, 2019, contract liabilities were $1,197,973 and $500,000, respectively. The current liability represents the next twelve months’ portion of the license fees revenue. For each of the period ended December 31, 2019 and 2019, no revenue was recorded related to the License Agreement.

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

The following is a brief representation of QMC HealthID™ and QDX Platform cybersecurity measures currently in place.

●	Penetration testing: simulates a malicious attack in order to perform in-depth business logic testing and determine the feasibility and impact of an attack. The testing is performed internally and externally to the system.

●	Tested development, testing and production environments when typically, only production environments are tested.
●	Cold test results were very good with only one critical and one high vulnerability, and very few medium and low vulnerabilities.

●	Application security testing:

●	Currently, a relatively manual process of assuring our applications are more resistant to security threats, by identifying security weaknesses and vulnerabilities in source code.

●	Code static analysis

●	Sonarqube is an open-source platform developed by SonarSource for continuous inspection of code quality to perform automatic reviews with static analysis of code to detect bugs, code smells, and security vulnerabilities on 20+ programming languages.

●	Library vulnerability reporting

●	Partially automated process of researching and scanning third-party software components in use.

●	Container vulnerability scanning (ECR)

●	Amazon Elastic Container Registry (ECR) is a fully managed container registry that makes it easy to store, manage, share, and deploy verified container images and artifacts anywhere.

●	Virtual machine vulnerability scanning (AlertLogic)

●	Alert Logic service is MDR (Managed Detection & Response), which is an always-on always-aware breach detection/response system

●	Containers always get security updates when they are built

●	All Kubernetes containers automatically notify the team when there are new security updates to be completed.

●	Encryption

●	All data is encrypted at rest and in transit.
●	No PII or PHI data is stored on any end-user device.

●	Segregation/Isolation

●	Production environment is logically and physically isolated from dev/test
●	Each element is contained within a separate VPC (virtual private cloud)
●	Each separate VPC requires a VPN (virtual private network) connection in order to access.

●	Access

●	Complex password policies are enforced
●	Role based access control within dev/text/production environments
●	Multi-Factor Authentication is enforced within systems requiring higher levels of access control

●	Healthcare data security and availability standards in use within appropriate deployed platforms

●	FHIR

●	Rapidly exchange data in the HL7 FHIR standard format with a single, simplified data management solution for protected health information (PHI). Azure API for FHIR lets you quickly connect existing data sources, such as electronic health record systems and research database

●	HITRUST

●	The Health Information Trust Alliance Common Security Framework (HITRUST CSF) leverages nationally and internationally accepted standards and regulations such as GDPR, ISO, NIST, PCI, and HIPAA to create a comprehensive set of baseline security and privacy controls

Liquidity and Capital Resources

Going Concern

The Company recorded losses from continuing operations in the period presented and has a history of losses. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, obtain revenues from operations, raise additional capital, and/or obtain debt financing.

Until such time as the Company realizes any of its revenue streams, management will seek to secure equity and debt financing, the proceeds from which would be used to settle outstanding debts, to finance operations, and for general corporate purposes. However, there can be no assurance that the Company will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern, if at all.

The Company has continued to maintain aggressive cost control measures, although we plan to increasingly focus more resources on research and development as we did during the last half of fiscal year 2019 and fiscal year 2020. To further streamline operations, the Company has continued to analyze its operating costs and to make reductions where management believes prudent. To that end, we changed transfer agents during June 2019 in order to further reduce overhead cost and has made additional cost cutting measures.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

As of December 31, 2019, we had a working capital deficit of $10,015,589, with total current assets and liabilities of $1,189,154 and $10,075,780, respectively. Included in the liabilities are $780,801 owed to our officers, directors and employees for services rendered and accrued through December 31, 2019, $2,435,116 of debentures, net of unamortized discount, and $20,000 of notes payable that are due within one year. As a result, we have relied on financing through the issuance of common stock and convertible debentures.

As of December 31, 2019, we had cash and cash equivalent assets of $37,473. We continue to incur losses in operations. Over the past five years we have primarily relied on sales of common stock and debt instruments to support operations as well as employees and consultants agreeing to defer payment of wages and fees owed to them and/or converting such wages and fees into securities of the Company. Management believes it may be necessary for the Company to rely on external financing to supplement working capital to meet the Company’s liquidity needs in the fiscal years ended 2020 and 2021; the success of securing such financing on terms acceptable to the Company, or at all, cannot be assured. If we are unable to achieve the financing necessary to continue our plan of operations, our stockholders may lose their entire investment in the Company.

The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the periods indicated:

	Six Months Ended
	December 31
	2019	2018

Operating activities	$(495,946)	$(530,988)
Investing activities	(7,059)	-
Financing activities	$540,000	$854,400

Operating Activities. Net cash used in operating activities was $495,946 for the six months ended December 31, 2019 compared to $530,988 for the same period of 2018, a decrease in cash used of $35,042. The decrease was primarily attributable to an increase in the cash provided by working capital accounts of $764,892 offset in part by an increase in cash used of $729,850 from an increase in net loss and non-cash reconciling items.

Investing Activities. Net cash used in investing activities was primarily related to purchases of equipment. Purchases of capital equipment were $7,059 and $0, respectively in the six months ended December 31, 2019 and 2018. During the six months ended December 31, 2019, purchases primarily relate to computers and lab equipment whereas there were no purchases of capital equipment during the six months ended December 31, 2018.

Financing Activities. Net cash provided by financing activities was $540,000 for the six months ended December 31, 2019 compared to $854,400 for the same period of 2018, a decrease of $314,400. The decrease is primarily due to a decrease in proceeds from the issuance of stock of $333,900 which resulted from managements reduced focus on stock issuances as a source of funding and more reliance on the issuance of debt instruments.

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

Financing Arrangements

Over the course of meeting our capital needs, we have entered into various debentures and debt instruments, which generally have short maturity terms, typically 6 to 24 months. Many of these instruments were accompanied by shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock. The outstanding principal amount of these instruments at December 31, 2019 was $2,760,116. The terms of the instruments are set forth in the following table.

Issuance Date	Outstanding Principal Amount ($) (1)	Interest Rate	Conversion Price ($)	Maturity Term (2)	No. of Shares Exercisable Under Related Warrants	Warrants Strike Price ($)	Warrant Exercise Period
September 2014	25,050	6%	0.15	September 2019 - October 2019	3,333,667	0.30	September 2019
April - June 2016	1,060,716	8%	0.012	March 2018 - April 2019	2,686,590	0.15	August 2021
August 2016	200,000	8%	0.012	August 2018	833,200	0.15	August 2021
January - March 2017	60,000	8%	0.12	January - March 2019	10,831,600	0.15	January 2022 – March 2022
July 2017	100,000	8%	0.12	February 2019	250,000	0.12	July 2020
September 2017	150,000	8%	0.12	February 2019	375,000	0.12	September 2020
November 2017	27,000	8%	0.12	November 2019	416,600	0.15	November 2022
December 2017	75,000	8%	0.12	March 2019	250,000	0.12	December 2020
February 2018	45,000	8%	0.12	February 2019	500,000	0.12	December 2020
March 2018	65,000	8%	0.12	March 2019	500,000	0.12	March 2021
April 2018	100,000	8%	0.12	March 2019	500,000	0.12	March 2021
April 2018(3)	70,000	8%	0.12	April 2021	200,000	0.12	April 2021
April 2018	20,000	8%	0.12	April 2020	1,166,660	0.15	April 2023
July 2018	45,000	8%	0.12	January 2019	1,000,000	0.12	June 2021
August 2018	30,000	8%	0.12	March 2019	1,000,000	0.12	August 2021
September 2018	25,000	8%	0.12	April 2019	1,000,000	0.12	September 2021
December 2018	52,000	8%	0.08	December 2020	262,458	0.15	December 2023
July 2019(3)	175,000	10%	-	July 2020	700,000	0.025	July 2022
October 2019	75,000	8%	0.0331 - 0.0371	October 2020	593,135	0.03	October 2024
November 2019	100,000	8%	0.04	July 2020	716,530	0.038	July 2022
December 2019	110,000	8%	0.03	July 2020	2,000,000	0.04	July 2022
December 2019	80,000	12%	-	December 2022	240,000	0.025	December 2022

(1)	This table does not include $222,350 of promissory notes held by SBI Investments LLC, 2014-1, and L2 Capital, LLC issued as consideration for an equity line of credit that did not close in the form of promissory notes, which bear interest at 8% per annum, matured on December 29, 2017 and are considered past due at the time of this report. The promissory notes are convertible into unregistered and restricted shares of shares of the Company’s common stock only if there is an Event of Default, as defined in the notes. These amounts are subject to ongoing litigation, and the Company does not intend to pay the balances or honor a conversion until the litigation has concluded. See Note 11 to the Notes to Condensed Consolidated Financial Statements.
(2)	As of the date of this report, with the exception of the April 2018 $70,000 debt instrument, the July 2019 $175,000 debt instrument, the October 2019 $75,000 debt instrument and the December 2019 $80,000 debt instrument, the notes are past due.
(3)	As of the date of this report the Company has received executed extension agreements for the following notes. The maturity date for the April 2018 note for $70,000 and the July 2019 note for $175,000 have been extended to April 2022 and July 2021, respectively.

Results of Operations

Three Months Ended December 31, 2019, Compared to Three Months Ended December 31, 2018.

Revenue

Revenue for the three months ended December 31, 2019 and 2018 was $0. No revenue was recorded for the license and development agreement in Assam, India for the three months ended December 31, 2019, as our performance obligation has not been fulfilled as of December 31, 2019.

General and administrative expenses

During the three months ended December 31, 2019, the Company incurred $1,047,916 of general and administrative expenses compared with $1,261,793 incurred in the three-month period ended December 31, 2018, a decrease of $213,877, or 17.0%. The decrease in general and administrative expenses was primarily due to decreases in stock-based compensation and other professional fees offset in part by increases in corporate expenses and legal and audit expenses.

Included in general and administrative expenses for the three months ended December 31, 2019 and 2018 are the following:

	Three Months Ended December 31
	2019	2018

Compensation	$205,717	$122,600	$83,117	67.8%
Stock-based compensation	49,887	327,703	(277,816)	-84.8%
Legal and audit expenses	115,140	9,961	105,179	1,055.9%
Travel expenses	5,636	-	5,636	100.0%
Corporate expenses	430,461	144,045	286,416	198.8%
Other professional fees	208,985	625,572	(416,587)	-66.6%
Depreciation	25,179	25,001	178	0.7%
Amortization	6,911	6,911	-	0.0%
Total General and Administrative Expenses	$1,047,916	$1,261,793	$(213,877)	16.9%

Research and development expenses

During the three months ended December 31, 2019, the Company incurred $11,954 of research and development expenses, a decrease of $3,495, or 22.6%, from the $15,449 recorded for the three months ended December 31, 2018. The decrease is primarily due to decreased expenditures for lab equipment, repairs and maintenance, and chemicals and consumables in the San Marcos facility.

Beneficial conversion feature on convertible debenture

During the three months ended December 31, 2019, the Company incurred beneficial conversion expense of $77,452 compared to $126,908 recorded for the three months ended December 31, 2018. The decrease in beneficial conversion expenses of $49,456, or 39.0%, was due primarily to a decrease in the issuance of convertible debentures during the three months ended December 31, 2019 as compared to the three months ended December 31, 2018.

Interest expense, net

Interest expense recorded for the three months ended December 31, 2019 was $207,004 compared to $441,196 in the three months ended December 31, 2018, a decrease of $234,192, or 53.1%. The decrease interest expense recorded in the three months ending December 31, 2019 was primarily related to the decrease of interest related to derivative liability settlements in the comparative period offset in part by an increase in default interest related to debentures.

Change in value of derivative liability

During the three months ended December 31, 2019, the Company recorded a benefit of $23,080 related to the change in value of derivative liability compared to $23,706 of expense during the three months ended December 31, 2018, a decrease of $46,786, or 197.4%. The change in value of derivative liability primarily relates to changes in our derivative instruments that can vary period to period based on the fluctuations of the inputs of the calculation model which occurs during the normal course of business.

Accretion of debt discount

During the three months ended December 31, 2019, the Company recorded $37,276 of accretion of debt discount expense, a decrease of $24,117 or 39.3% from the $61,393 recorded for the three months ended December 31, 2018. The decrease in accretion of debt discount expense is primarily related to the issuance of the debt discount on convertible debentures outstanding being fully recognized and a decrease in the issuance of convertible debentures with attached warrants.

Change in value of insufficient shares liability

During the three months ended December 31, 2019, the Company recorded a benefit of $353,760 related to the change in value of the insufficient shares liability compared to $0 during the three months ended December 31, 2018. The recording of a benefit during the three months ended December 31, 2019 is due to a decline in the market price of the Company’s common stock as compared to the prior quarter. As of December 31, 2019, the Company has 750,000,000 shares authorized, resulting in approximately 71,473,284 of insufficient shares and the recording of a $1,431,504 year-to-date loss for the change in value of insufficient shares liability. As of December 31, 2018, there was no insufficient share liability.

	Three Months Ended
	December 31			Increase/
	2019	2018		(Decrease)%
Statement of Operations Information:

Revenues	$-	$-		$-	N/A
General and administrative	1,047,916	1,261,793		(213,877)	-17.0%
Research and development	11,954	15,449		(3,495)	-22.6%
Beneficial conversion expense	77,452	126,908		(49,456)	-39.0%
Interest expense, net	207,004	441,196		(234,192)	-53.1%
Change in fair value of derivative liabilities	(23,080)	23,706		(46,786)	-197.4%
Loss on settlement of convertible debentures	125,955	-		125,955	100.0%
Accretion of debt discount	37,276	61,393		(24,117)	-39.3%
Change in value of insufficient shares liability	(353,760)		-		100.0%

Six Months Ended December 31, 2019, Compared to Six Months Ended December 31, 2018.

Revenue

Revenue for the six months ended December 31, 2019 and 2018 was $0. No revenue was recorded for the license and development agreement in Assam, India for the six months ended December 31, 2019, as our performance obligation has not been fulfilled as of December 31, 2019.

General and administrative expenses

During the six months ended December 31, 2019, the Company incurred $2,090,908 of general and administrative expenses compared with $2,623,525 incurred in the six-month period ended December 31, 2018, a decrease of $532,617, or 20.3%. The decrease in general and administrative expenses was primarily due to decreases in stock-based compensation and other professional fees offset in part by increases in corporate expenses and compensation expense.

Included in general and administrative expenses for the six months ended December 31, 2019 and 2018 are the following:

	Six Months Ended
	December 31		Increase/
	2019	2018	(Decrease)%

Compensation	$403,512	$278,133	$125,379	45.1%
Stock-based compensation	87,223	535,155	(447,932)	-83.7%
Legal and audit expenses	170,544	147,709	22,835	15.5%
Travel expenses	22,306	-	22,306	100.0%
Corporate expenses	753,346	332,802	420,544	126.4%
Other professional fees	590,142	1,265,944	(675,802)	-53.4%
Depreciation	50,013	50,007	6	0.0%
Amortization	13,822	13,775	47	0.3%
Total General and Administrative Expenses	$2,090,908	$2,623,525	$(532,617)	-20.3%

Research and development expenses

During the six months ended December 31, 2019, the Company incurred $39,166 of research and development expenses, a decrease of $630, or 1.6% from the $38,536 recorded for the six months ended December 31, 2018. The decrease is primarily due to decreased expenditures for lab equipment, repairs and maintenance, and chemicals and consumables in the San Marcos facility.

Beneficial conversion feature on convertible debenture

During the six months ended December 31, 2019, the Company incurred $77,452 of beneficial conversion expense compared to $143,778 recorded for the six months ended December 31, 2018. The decrease in beneficial conversion expenses of $66,326, or 46.1%, was due to issuing less convertible debentures.

Interest expense, net

Interest expense recorded for the six months ended December 31, 2019 was $403,919 compared to $492,281 in the six months ended December 31, 2018, a decrease of $88,362, or 17.9%. The decreased interest expense recorded in the six months ending December 31, 2019 was primarily related to amounts charged to interest expense related to derivative liability settlements of approximately $400,000 during the prior six-month period offset in part by an increase in default interest expense related to past due debentures during the six months ended December 31, 2019.

Change in value of derivative liability

During the six months ended December 31, 2019 the Company recorded a benefit of $51,792 related to the change in value of derivative liability compared to $105,868 for the three months ended December 31, 2018. The change in value of derivative liability primarily relates to changes in our derivative instruments which can vary period to period based on the fluctuations of the inputs of the calculation model which occurs during the normal course of business.

Accretion of debt discount

During the six months ended December 31, 2019, the Company recorded $40,261 of accretion of debt discount expense, a decrease of $111,142, or 73.4%, from the $151,403 recorded for the six months ended December 31, 2018. The decrease in accretion of debt discount expense is primarily related to the issuance of the debt discount on convertible debentures outstanding being fully recognized.

Change in value of insufficient shares liability

During the six months ended December 31, 2019, the Company recorded a $1,431,504 loss related to the change in value of insufficient shares liability compared to $0 during the six months ended December 31, 2018. As of December 31 2020, the Company has 750,000,000 shares authorized resulting in approximately 71,473,284 of insufficient shares and the recording of a $1,431,504 loss for the change in value of insufficient shares liability. As of December 31, 2018, there was no insufficient share liability.

	Six Months Ended
	December 31		Increase/
	2019	2018	(Decrease)%
Statement of Operations Information:

Revenues		$-	$-	$ - N/A
General and administrative	2,090,908	2,623,525	(532,617)	-20.3%
Research and development	39,166	38,536	630	1.6%
Beneficial conversion expense	77,452	143,778	(66,326)	-46.1%
Interest expense, net	403,919	492,281	(88,362)	-17.9%
Change in value of derivative liability	(51,792)	105,868	(157,660)	-148.9%
Accretion of debt discount	40,261	151,403	(111,142)	-73.4%
Loss on settlement of convertible debentures	68,293	-	68,293	100.0%
Change in value of insufficient shares liability	1,431,504	-	1,431,504	100.0%

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

As of June 30, 2019, an evaluation was carried out under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019, because of material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2019, of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019 due as described below.

Management did not maintain effective procedures in the areas of review of our annual report on Form 10-K, review of third-party valuation reports and income taxes. These material weaknesses resulted from the lack of timely and effective review of the Company’s period-end closing process and adequate personnel and resources. Specifically,

●	The Company’s Form 10-Q and other filings need to be reviewed thoroughly by management on a timely basis. Management’s responsibility is to oversee that the Company is capable of developing accurate and timely financial information. The Company must reinforce procedures to ensure the that Form 10-Q, as well as other required filings are done on a timely and accurate basis.
●	The Company is small and does not have sufficient staff to maintain satisfactory separation of duties.
●	Management reviewed all information available to them from the outside consultant’s valuation reports, which included all external models, however, all inputs of the consultants’ model were not available to management and were not verified by management. A more thorough review which includes all inputs of the models used by the consultants will ensure no additional journal entries need to be recorded.
●	Management identified a few non-material unauthorized payments and access to internal systems by a former officer that occurred during the past 27 months. We have taken remediation steps including establishing a weekly review and approval of all payables, separation of duties for entry of payables, separate banking account to fund payroll, utilizing a payroll manager to secure control of payroll releases with a separation of duties and now employ a chief security officer to review all system access and password management.

Remediation Plan

Management is committed to remediating each of the material weaknesses identified above. We have recruited an experienced US GAAP/financial reporting professional to augment and upgrade our finance and accounting staff to address issues of accuracy, completeness, adequate segregation of duties, and timeliness in financial statement preparation and reporting. However, we may be unable to remediate this weakness until we have received additional funding that may be necessary to hire additional personnel. Until we have sufficient internal finance and accounting staff, we plan to work closely with external financial advisors to review and monitor our accounting procedures, perform internal audit procedures, and to prepare our consolidated financial statements and reports. In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls. Until we have sufficient internal finance and accounting staff, we plan to work closely with external financial advisors to document the existing financial processes, risk assessment, and internal controls systematically. We believe our recently hired accounting professional, together with and/or through professional engagement of consultants, payroll manager for separation of duties from banking accounts and approvals will improve our documentation and internal control processes and procedures.

Changes in Internal Control over Financial Reporting

During the last fiscal quarter, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as set forth above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Prospectus, the occurrence of any one of which could have a material adverse effect on our actual results. There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the SEC on March 23, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From October 1, 2019 to December 31, 2019, we had the following sales and issuances of unregistered equity securities:

			Consideration Received and Description of Underwriting or		If Option, Warrant or
			Other Discounts to Market Price or Convertible Security Afforded to	Exemption from Registration	Convertible Security, Security, Terms of Exercise or
Date of Sale	Title of Security	Number Sold	Purchases	Claimed	Conversion	Security Holder

October 2019	Common Stock Warrants	404,313	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.037 per share through October 23, 2022	John Murphy
October 2019	Common Stock Warrants	188,822	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.03 per share through July 11, 2022	James & Mary Venker
October 2019	Common Stock Warrants	78,534	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.038 per share through July 11, 2022	Stephen Allbee
October 2019	Common Stock Warrants	157,068	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.038 per share through July 11, 2022	Amina Darby
October 2019	Common Stock Warrants	157,068	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.038 per share through July 11, 2022	Saadia Virk
October 2019	Common Stock Warrants	323,860	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.038 per share through July 11, 2022	Roy Truitt
November 2019	Common Stock Options	250,000	Issuance of stock options	Section 4(2); and/or Rule 506	Stock options exercisable at $0.05 per share through November 7, 2024	Toshi Ando
November 2019	Common Stock Options	50,000	Issuance of stock options	Section 4(2); and/or Rule 506	Stock options exercisable at $0.05 per share through November 7, 2024	Stephen Banks
November 2019	Common Stock Options	50,000	Issuance of stock options	Section 4(2); and/or Rule 506	Stock options exercisable at $0.05 per share through November 7, 2024	Pete Harris
November 2019	Common Stock	6,136,363	Shares issued for debenture; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Lucas Hoppel
December 2019	Common Stock	3,000,000	Shares issued for debenture; no commissions paid	Section 4(2); and/or Rule 506	Not applicable	Lucas Hoppel
December 2019	Common Stock Warrants	90,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.025 per share through December 16, 2022	Radha Jayaram,
December 2019	Common Stock Warrants	150,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.025 per share through December 16, 2022	Yelleshpur Jayaram
December 2019	Common Stock Warrants	2,000,000	Issuance of stock warrants	Section 4(2); and/or Rule 506	Warrants exercisable at $0.04 per share through July 11, 2022	Lucas Hoppel

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

We issued $2,689,766 of convertible and non-convertible debentures between September 2014 and December 2019. The maturities range from March 2018 to December 2022, and $2,435,116 in principal amount of these debentures is past due at the date of this report. In addition, as of December 31, 2019, the Company has accrued approximately $716,468 of past due interest for such debentures. We are currently in discussions with the holders regarding these matters, although we have not obtained a written waiver or entered into an amendment revising these terms. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements”.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On January 26, 2021, Quantum Materials Corp. (the “Company”) and Pasaca Capital Inc. (“Pasaca”) entered into a Securities Purchase and Financing Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, at the first closing, Pasaca will convert three previously issued promissory notes made by the Company payable to Pasaca and loan to the Company an additional $1,500,000 pursuant to a certain Secured Convertible Promissory Note (the “Convertible Note”) made by the Company payable to Pasaca in the principal amount of $4,500,000 (the “Senior Note”). The Senior Note is convertible into 154,228,625 shares of the Company’s common stock (the “Note Shares”). At the second closing, Pasaca will purchase common stock of the Company (“Common Stock”) in an amount such that, after such purchase and the conversion of the Senior Note into the Note Shares, Pasaca will own fifty-one percent (51.0%) of the fully diluted common stock of the Company. The purchase price for the Common Stock to be sold in the second closing is $10,500,000. Pasaca will also have the right to appoint three members to the Company’s Board of Directors. Both the first and second closing are subject to numerous contingencies, as set forth in the Purchase Agreement. In March 2021, the Purchase Agreement was amended, and the original notes were revised into two notes. The first Convertible Note dated March 8, 2021 made by the Company payable to Pasaca in the principal amount of $3,450,000. The note is convertible into 118,241,945 shares of the Company’s common stock with a conditional maturity date of June 8, 2021. The second Convertible Note dated March 9, 2021 made by the Company payable to Pasaca in the principal amount of $2,750,000. The note is convertible into 94,250,826 shares of the Company’s common stock with a conditional maturity date of June 9, 2021

Trading Suspension and SEC Administrative Proceeding

On May 12, 2021, the SEC issued an Order of Suspension of Trading (the “Trading Suspension”) in the Company’s common stock due to a lack of current information as a result of the failure of the Company to file certain periodic reports under its reporting obligations with the SEC. The Trading Suspension commenced at 9:30am on May, 13 2021 and terminated at 11:59pm on May 26, 2021. The Trading Suspension resulted in the Company’s shares no longer being quoted or traded on the Pink Tier operated by the OTC Markets Group, Inc. At this time, no firm is making a market in the Company’s common stock on OTC Link, and the OTC Markets Group Inc. has discontinued the display of quotes on the OTC Markets site. The Company’s shares of common stock can now only be located and traded on the Expert Market, which is a private market to serve broker-dealer pricing and best execution needs in securities that are restricted from public quoting or trading.

In addition to the foregoing, on May 12, 2021, the SEC also issued an Order Instituting Administrative Proceedings to determine whether it was necessary to revoke the Company’s registration under the Securities Exchange Act of 1934. The Company had previously received correspondence from the Commission in December 2020 related to the delinquency of it filing obligations and had proposed a plan to regain compliance with its reporting obligations by February 2021. Unfortunately, the Company was unable to meet its proposed plan and currently remains delinquent with respect to its filing obligations. The Company did, however, make the following filings:

•	On March 23, 2021, the Company filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2019; and
•	On April 30, 2021, the Company filed its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019.

In addition, management has continued to provide investors with current information by filing other current reports on Form 8-K with the SEC and by issuing certain press releases.

Following the filing of this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2019, the Company will be entering into an Offer of Settlement with the SEC which will result in the revocation of the registration of Company’s securities pursuant to Section 12 of the Exchange Act, thereby terminating the Company Section 12(g) reporting obligations with the SEC .

Following the revocation of registration and termination of its reporting status, the Company intends to once again become a reporting issuer with the SEC and to re-commence its filings with the SEC at the earliest practicable date. In that regard, the Company is diligently working with its auditors and securities counsel to compile, disseminate and review the financial and other current information required to be presented in its public filings, and to prepare and file a registration statement to once again become a reporting issuer. Thereafter, and subject to satisfaction of all regulatory approvals, it will seek to once again have its shares of common stock traded on the OTC Market.

Notwithstanding the Trading Suspension and the revocation of the registration and termination of reporting status, the management continues to be dedicated to working on the development and commercialization of the Company’s QD enabled products and technologies with particular focus on point of care testing solutions, solar and anti-counterfeiting. We are also continuing our efforts on the deployment of our QMC HeathID App while its research and development team are fully engaged pushing the boundaries of our nano-materials.

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

QUANTUM MATERIALS CORP.

Date: June 24, 2021	/s/ Stephen Squires
Stephen Squires
Principal Executive Officer

Date: June 24, 2021	/s/ Robert A. Phillips
Robert A. Phillips
Principal Financial Officer

